Form 10-K
period 1996-12-31
SOUTHWEST BANCORP INC /TX/
filed 1997-03-27
CIK 1027258

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

                       COMMISSION FILE NUMBER:  000-22007
                            ------------------------

                    SOUTHWEST BANCORPORATION OF TEXAS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            TEXAS                                         76-0519693
 (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
              OF                                        IDENTIFICATION
INCORPORATION OR ORGANIZATION)                               NO.)

                             4400 POST OAK PARKWAY
                              HOUSTON, TEXAS 77027
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (713) 235-8800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, $1.00 par value
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_
                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_
                            ------------------------

     There were 9,390,933 shares of the Registrant's Common Stock outstanding as of the close of business on February 28, 1997. The aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $158.5 million (based upon the closing price of $19.25 on February 28, 1997, as reported on the NASDAQ National Market System).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement relating to the 1997 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 1996, are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Southwest Bancorporation of Texas, Inc. (the "Company") was incorporated as a business corporation under the laws of the State of Texas on March 28, 1996, for the purpose of serving as a bank holding company for Southwest Bank of Texas National Association (the "Bank"). The holding company formation was consummated and the Company acquired all of the outstanding shares of capital stock of the Bank as of the close of business on June 30, 1996. Based upon total assets as of December 31, 1996, the Company ranks as the largest independent bank holding company headquartered in the metropolitan Houston area. The Company's headquarters are located at 4400 Post Oak Parkway, Houston, Texas 77027, and its telephone number is (713) 235-8800.

     The Company provides an array of sophisticated products typically found only in major regional banks. These services are provided to middle market businesses in the metropolitan Houston area through seven full service banking facilities. Each banking office has seasoned management with significant lending experience who exercises substantial autonomy over credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized management approach, coupled with the continuity of service by the same staff members, enables the Company to develop long-term customer relationships, maintain high quality service and provide quick responses to customer needs. The Company believes that its emphasis on local relationship banking, together with its conservative approach to lending and resultant strong asset quality, are important factors in the success and the growth of the Company.

     The Company seeks credit risks of good quality within its target market that exhibit good historical trends, stable cash flows and secondary sources of repayment from tangible collateral. The Company extends credit for the purpose of obtaining and continuing long term relationships. Lenders are provided with detailed underwriting policies for all types of credit risks accepted by the Company and must obtain appropriate approvals for credit extensions in excess of conservatively assigned individuals' lending limits. The Company also maintains strict documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered might be reduced.

     The Company has a three-part strategy for growth. First, the Company will continue to actively target the "middle market" and private banking customers in Houston for loan and deposit opportunities as it has successfully done for the past seven years. The "middle market" is generally characterized by privately owned companies having annual revenues ranging from $1 million to $250 million and borrowings ranging from $50,000 to $10 million, but primarily in the $150,000 to $5 million range. Typical middle market customers seek a relationship with a local independent bank that is sensitive to their needs and understands their business philosophy. These customers desire a long-term relationship with a decision-making loan officer who is responsive and experienced and has ready access to a bank's senior management. In implementing this part of its strategy, the Company continues to explore opportunities (i) to solidify its existing customer relationships and build new customer relationships by providing new services required by its middle market customers and (ii) to expand its base of services in the professional and executive market to meet the demands of that sector.

     Second, the Company intends to establish branches in areas that demographically complement its existing or targeted customer base. As other local banks are acquired by out-of-state organizations, the Company believes that the establishment of branches will better meet the needs of customers in many Houston area neighborhoods who feel disenfranchised by larger regional or national organizations.

     Third, the Company may pursue selected acquisitions of other financial institutions. The Company intends to conduct thorough studies and reviews of any possible acquisition candidates to assure that they are consistent with the Company's existing goals, both from an economic and strategic perspective. While the Company has not entered into any agreement or understanding with respect to any potential acquisition, the Company believes market and regulatory factors may present opportunities for the Company to acquire other financial institutions.

THE BANK

     The Bank, a national banking association, was chartered in January 1982 and commenced business operations in October 1982. In July 1989, the Bank hired as its President and Chief Executive Officer, Walter E. Johnson who had worked in the banking industry for over 30 years. From 1972 to 1988 Mr. Johnson had been president of Allied Bank of Texas, a premier Houston middle market lender whose total assets approached $4 billion at the time it was acquired by First Interstate Bancorp in 1988. Primarily as a result of Mr. Johnson's reputation and community contacts, the Bank completed three successful capital offerings, raising $13 million, $8 million and $20 million of new capital in 1990, 1992, and January 1997 respectively. Mr. Johnson also improved the Bank's credit review practices and lending policies and assembled an experienced team of loan officers, consisting primarily of individuals with whom he had worked at Allied Bank of Texas and First Interstate Bank. The Bank's 11 senior loan officers average more than 19 years of lending experience in the metropolitan Houston area. As a result of Mr. Johnson's leadership, the Bank's assets have grown from $43.4 million at June 30, 1989 to $1.0 billion at December 31, 1996.

     The Bank provides a complete range of retail and commercial banking services that compete directly with major regional banks. Loans consist of commercial loans to middle market businesses, loans to individuals, commercial real estate loans, residential mortgages and construction loans. In addition, the Company offers a broad array of fee income products including merchant card services, letters of credit, customized cash management services, brokerage and mutual funds and drive-in banking services. In the second half of 1997, the Bank intends to introduce a home banking product.

     The Bank maintains a staff of professional treasury management marketing officers who consult with middle market companies to design custom cost-effective cash management systems. The Bank offers a full product line of cash concentration, disbursement and automated information reporting services comparable to those offered by any major regional bank. Through the Bank's continued investment in new technology and people, the Bank has been able to attract some of Houston's largest middle market companies to utilize the Bank's treasury management products. The Bank has also been able to attract new loan customers through their use of the Bank's treasury management products, such as an image-based lock box service and controlled disbursement and sweep products, which allow borrowers to minimize interest expense and convert excess operating funds into interest income. Through the use of an interactive terminal or personal computer, the Bank's STAR system provides customers with instant access to all bank account information with multiple intraday updates. The Bank makes business communication more efficient through Electronic Data Interchange ("EDI"), which is an inter-organizational computer-to-computer exchange of business documentation in a standard computer-processable format. Through the use of EDI and electronic payments, the Bank can provide the customer with a paperless funds management system. Positive Pay, a service under which the Bank only pays checks listed on a legitimate "company issue" file, is another recent product addition which helps prevent check fraud. The Bank's average commercial customer uses five treasury management services. Because these services help customers improve their treasury operations and achieve new efficiencies in cash management, they are extremely useful in building and maintaining long-term relationships.

     The Bank maintains a strong community orientation by, among other things, supporting active participation of all employees in local charitable, civic, school and church activities. Each banking office also appoints selected customers to a business development board that assists in introducing prospective customers to the Bank and in developing or modifying products and services to better meet customer needs.

COMPETITION

     The banking business is highly competitive, and the profitability of the Company will depend principally upon the Company's ability to compete in its market area. The Company competes with other commercial and savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial institutions, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Company. The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local office decision-making on loans, establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers.

     The success of the Company is also highly dependent on the economic strength of the Company's general market area. Significant deterioration in the local economy or economic problems in the greater Houston area could substantially impact the Company's performance.

EMPLOYEES

     As of December 31, 1996, the Company had 315 full-time employees, 110 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time employees. The Company has also provided most of its employees with the benefit of Common Stock ownership through the Company's contributions to a 401(k) plan, in which 163 of its employees are currently participating. The Company considers its relations with its employees to be excellent.

SUPERVISION AND REGULATION

     The federal banking laws contain numerous provisions affecting various aspects of the business and operations of the Company and the Bank. The following description of references herein to applicable statutes and regulations, which are not intended to be complete descriptions of these provisions or their effects on the Company or the Bank, are brief summaries and are qualified in their entirety by reference to such statutes and regulations.

     THE BANK

     As a national banking association, the Bank is principally supervised, examined and regulated by the Office of the Comptroller of the Currency (the "OCC"). The OCC regularly examines such areas as capital adequacy, reserves, loan portfolio, investments and management practices. The Bank must also furnish quarterly and annual reports to the OCC, and the OCC may exercise cease and desist and other enforcement powers over the Bank if its actions represent unsafe or unsound practices or violations of law. Since the deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit
Insurance Company (the "FDIC"), the Bank is also subject to regulation and supervision by the FDIC. Because the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") regulates the Company, the Federal
Reserve Board has supervisory authority which affects the Bank.

     RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES AND INSIDERS. The Bank is subject to certain federal statutes limiting transactions with the Company and its nonbanking affiliates. One set of restrictions is found in Section 23A of the Federal Reserve Act, which affects loans or other credit extensions to, asset purchases with and investments in affiliates of the Bank. Such transactions with the Company or any of its nonbanking subsidiaries are limited in amount to ten percent of the Bank's capital and surplus and, with respect to the Company and all of its nonbanking subsidiaries together, to an aggregate of twenty percent of the Bank's capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts.

     Another set of restrictions is found in Section 23B of the Federal Reserve Act. Among other things, Section 23B requires that certain transactions between the Bank, including its subsidiaries, and its affiliates must be on terms substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. In the absence of such comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated persons. The Bank is also subject to certain prohibitions against any advertising that indicates the Bank is responsible for the obligations of its affiliates. The Company does not have any nonbanking affiliates as of the date of this Annual Report.

     The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O now apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such loans can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the OCC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

     INTEREST RATE LIMITS. Interest rate limitations for the Bank are primarily governed by the National Bank Act which generally defers to the laws of the state where the bank is located. Under the laws of the State of Texas, the maximum annual interest rate that may be charged on most loans made by the Bank is based on doubling the average auction rate, to the nearest 0.25%, for United States Treasury Bills, as computed by the Office of the Consumer Credit Commissioner of the State of Texas. However, the maximum rate does not decline below 18% or rise above 24% (except for loans in excess of $250,000 that are made for business, commercial, investment or other similar purposes (excluding agricultural loans), in which case the maximum annual rate may not rise above 28%, rather than 24%). On fixed rate closed-end loans, the maximum non-usurious rate is to be determined at the time the rate is contracted, while on floating rate and open-end loans (such as credit cards), the rate varies over the term of the indebtedness. State usury laws (but not late charge limitations) have been preempted by federal law for loans secured by a first lien on residential real property.

     EXAMINATIONS. The OCC periodically examines and evaluates national banks. Based upon such an evaluation, the OCC may revalue the assets of a national bank and require that it establish specific reserves to compensate for the difference between the OCC-determined value and the book value of such assets. Onsite examinations are to be conducted every 12 months, except that certain well capitalized banks may be examined every 18 months. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") authorizes the OCC to assess the institution for its costs of conducting the examinations.

     PROMPT CORRECTIVE ACTION. In addition to the capital adequacy guidelines, FDICIA requires the OCC to take "prompt corrective action" with respect to any national bank which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well capitalized" to "critically undercapitalized," which authorize, and in certain cases require, the OCC to take certain specified supervisory action. Under regulations implemented under FDICIA, a national bank is considered well capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A national bank is considered adequately capitalized if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of at least 4% and leverage capital ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of an undercapitalized institution. A national bank is considered undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). A significantly undercapitalized institution is one which has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A critically undercapitalized institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.

     With certain exceptions, national banks will be prohibited from making capital distributions or paying management fees to a holding company if the payment of such distributions or fees will cause them to become undercapitalized. Furthermore, undercapitalized national banks will be required to file capital restoration plans with the OCC. Such a plan will not be accepted unless, among other things, the banking institutions's holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy. Undercapitalized national banks also will be subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The OCC also may, among other things, require an undercapitalized national bank to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances, to divest itself of any subsidiary.

     The OCC is authorized by the legislation to take various enforcement actions against any significantly undercapitalized national bank and any national bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC. These powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring primary approval of capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers.

     Significantly and critically undercapitalized national banks may be subject to more extensive control and supervision. The OCC may prohibit any such institution from, among other things, entering into any material transaction not in the ordinary course of business, amending its charter or bylaws, or engaging in certain transactions with affiliates. In addition, critically undercapitalized institutions generally will be prohibited from making payments of principal or interest on outstanding subordinated debt. Within 90 days of a national bank becoming critically undercapitalized, the OCC must appoint a receiver or conservator unless certain findings are made with respect to the prospect for the institution's continued viability.

     As of December 31, 1996, the Bank met the capital requirements of a "well-capitalized" institution.

     DIVIDENDS. There are certain statutory limitations on the payment of dividends by national banks. Without approval of the OCC, dividends may not be paid by the Bank in an amount in any calendar year which exceeds the Bank's total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus. In addition, a national bank may not pay dividends in excess of total retained profits, including current year's earnings after deducting bad debts in excess of reserves for losses. In some cases, the OCC may find a dividend payment that meets these statutory requirements to be an unsafe or unsound practice. Under FDICIA, the Bank cannot pay a dividend if it will cause the Bank to be "undercapitalized."

     DEPOSIT INSURANCE. The deposits of the Bank are insured by the FDIC through the BIF to the extent provided by law. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and twenty seven cents per $100 of eligible deposits, depending upon the institution's capital position and other supervisory factors. Congress recently enacted legislation that, among other things, provides for assessments against BIF-insured institutions that will be used to pay certain Financing Corporation ("FICO") OBLIGATIONS. In addition to any BIF insurance assessments, BIF-insured banks are expected to make payments for the FICO obligations equal to $0.01296 per $100 of eligible deposits each year during 1997 through 1999, and an estimated $0.024 per $100 of eligible deposits thereafter.

     CONSERVATOR AND RECEIVERSHIP POWERS. FDICIA significantly expanded the authority of the federal banking regulators to place depository institutions into conservatorship or receivership to include, among other things, appointment of the FDIC as conservator or receiver of an undercapitalized institution under certain circumstances. In the event the Bank is placed into conservatorship or receivership, the FDIC is required, subject to certain exceptions, to choose the method for resolving the institution that is least costly to the BIF, such as liquidation. In any event, if the Bank was placed into conservatorship or receivership, because of the cross-guarantee provisions of the Federal Deposit Insurance Act, as amended, the Delaware Company as the sole shareholder of the Bank, would likely lose its investment in the Bank.

     BROKERED DEPOSIT RESTRICTIONS. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and FDICIA generally limit institutions which are not well capitalized from accepting brokered deposits. In general, undercapitalized institutions may not solicit, accept or renew brokered deposits. Adequately capitalized institutions may not solicit, accept or renew brokered deposits unless they obtain a waiver from the FDIC. Even in that event, they may not pay an effective yield of more than 75 basis points over the effective yield paid on deposits of comparable size and maturity in the institution's normal market area for deposits accepted from within that area, or the national rate paid on deposits of comparable size and maturity for deposits accepted from outside the institution's normal market area.

     CONSUMER LAWS AND REGULATIONS. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

     THE COMPANY

     The Company and its wholly-owned second tier holding company, Southwest Bancorporation of Delaware, Inc. (the "Delaware Company"), are bank holding companies registered under the Bank Holding Company Act of 1956 (the "BHCA"), and each is subject to supervision and regulation by the Federal Reserve Board. The BHCA and other Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. As a bank holding company, the Company's activities and those of its banking and nonbanking subsidiaries are limited to the business of banking and activities closely related or incidental to banking, and the Company may not directly or indirectly acquire the ownership or control of more than five percent of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board.

     Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of the Bank, the claims of depositors and other general or subordinated creditors of the Bank are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

     SAFE AND SOUND BANKING PRACTICES. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. For example, the Federal Reserve Board's Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank's soundness by causing it to make funds available to nonbanking subsidiaries or their customers if the Federal Reserve Board believed it not prudent to do so.

     FIRREA expanded the Federal Reserve Board's authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. Notably, FIRREA increased the amount of civil money penalties which the Federal Reserve Board can assess for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

     ANTI-TYING RESTRICTIONS. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

     ANNUAL REPORTING; EXAMINATIONS. The Company and the Delaware Company are each required to file an annual report with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the company for the cost of such an examination.

     CAPITAL ADEQUACY REQUIREMENTS. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets and certain off-balance sheet assets such as letters of credit are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements).

     In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its total consolidated assets. Bank holding companies must maintain a minimum leverage ratio of at least 3.0%, although most organizations are expected to maintain leverage ratios that are 100 to 200 basis points above this minimum ratio.

     The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the Federal Reserve Board provide that concentration of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization's overall capital adequacy.

     The Federal Reserve Board recently adopted amendments to its risk-based capital regulations to provide for the consideration of interest rate risk in the agencies' determination of a banking institution's capital adequacy.

     The Bank is subject to capital adequacy guidelines of the OCC that are substantially similar to the Federal Reserve Board's guidelines.

ENFORCEMENT POWERS OF THE FEDERAL BANKING AGENCIES

     The Federal Reserve Board and the OCC have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company, the Delaware Company or the Bank, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under " -- The
Bank -- Prompt Corrective Action," the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan.

     IMPOSITION OF LIABILITY FOR UNDERCAPITALIZED SUBSIDIARIES. FDICIA requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan. Under FDICIA, the aggregate liability of all companies controlling an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The guarantee and limit on liability expire after the regulators notify the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. FDICIA grants greater powers to the bank regulators in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan.
For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates. At December 31, 1996, however, the Bank satisfied the requirements of a "well capitalized" institution and, therefore, these requirements are presently inapplicable to the Company.

     ACQUISITIONS BY BANK HOLDING COMPANIES. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or direct or indirect ownership or control of more than 5% of any class of voting shares of any bank.

     The Federal Reserve Board will allow the acquisition by a bank holding company of an interest in any bank located in another state only if the laws of the state in which the target bank is located expressly authorize such acquisition. The Texas Banking Code permits, in certain circumstances, out-of-state bank holding companies to acquire banks and bank holding companies in Texas.

     ECONOMIC GROWTH AND REGULATORY PAPERWORK REDUCTION ACT OF 1996. On September 30, 1996, President Clinton signed into law the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Regulatory Reduction Act").
The Regulatory Reduction Act's principal provisions relate to capitalization of the Savings Association Insurance Fund of the FDIC, but it also contains numerous regulatory relief measures, including provisions to reduce regulatory burdens associated with compliance with various consumer and other laws applicable to the Bank, including, for example, provisions designed to coordinate the disclosure and other requirements under the Truth-in-Lending Act and the Real Estate Settlement Procedures Act and modify certain insider lending restrictions and anti-tying prohibitions.

     Congress has been considering legislation in various forms that would require federal thrifts to convert their charters to national or state bank charters. The Regulatory Reduction Act requires the Treasury Department to prepare for Congress by March 31, 1997 a comprehensive study on development of a common charter for federal savings associations and commercial banks; and, in the event that the thrift charter was eliminated by January 1, 1999, would require the merger of the BIF and the SAIF into a single Deposit Insurance Fund on that date. The Company cannot determine whether, or in what form, such legislation may eventually be enacted.

EXPANDING ENFORCEMENT AUTHORITY

     One of the major effects of FDICIA was the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve Board and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions.

EFFECT ON ECONOMIC ENVIRONMENT

     The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

     Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

ITEM 2.  PROPERTIES

FACILITIES

     The Company currently has seven leased facilities, each of which is located in a major business or professional area of Houston. The following table sets forth specific information on each branch, each of which offers full service banking. The Company's headquarters are located at 4400 Post Oak Parkway, in a 35-story office tower located in the Galleria area.

                                                                                BRANCH DEPOSITS
                                                                                       AT
                                                                                  DECEMBER 31,
                 BRANCH                    SQ. FT.           LOCATION                 1996
----------------------------------------  ---------   -----------------------   ----------------
                                                                                 (IN THOUSANDS)
Galleria/Headquarters...................     83,770   4400 Post Oak Parkway         $472,508
Downtown -- 1100 Louisiana..............     10,000   1100 Louisiana                 129,835
Northwest Crossing......................      8,134   Hwy 290 at Tidwell             109,224
Memorial City...........................      3,554   899 Frostwood                   67,553
Greenway Plaza..........................      2,669   12 Greenway Plaza               49,114
Medical Center..........................      2,437   6602 Fannin                      5,335
Downtown -- Two Houston Center..........      2,219   909 Fannin                          --(1)

------------

(1) Opened in January 1997.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor the Bank is currently involved in any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) A special meeting of shareholders of the Company (the "Meeting") was held on December 17, 1996.

     (b) The Company's Bylaws were amended at the Meeting to provide for a classified Board of Directors, and the existing directors were reelected and classified as follows: (i) John B. Brock III and Andres Palandjoglou were elected as Class I Directors, with terms expiring at the 1997 Annual Meeting of Shareholders; (ii) Ernest H. Cockrell, Paul B. Murphy, Jr. and Michael T. Willis were elected as Class II Directors, to serve until the 1998 Annual Meeting of Shareholders; and (iii) John W. Johnson, Walter E. Johnson and Wilhelmina R. Morian were elected as Class III Directors, to serve until the 1999 Annual Meeting of Shareholders.

     (c)  The following items were voted upon at the Meeting:

          (i) The Company's Articles of Incorporation were amended to (1) change the name of the Company from Southwest Bancorporation, Inc. to Southwest Bancorporation of Texas, Inc.; (2) increase the total authorized shares of Common Stock from 20,000,000 to 50,000,000; (3) to provide that shareholders of the Company have the power to call a special meeting only upon written request signed by the holders of at least one-third of the outstanding shares entitled to vote; and (4) to provide that the power to amend the Bylaws of the Company shall be vested exclusively in the Board of Directors. A total of 2,075,729 shares were cast in favor of the amendment, and no shares were cast against or abstained from voting for the amendment.

          (ii) The Company's Bylaws were amended to provide for a classified Board of Directors and the existing directors were elected to the Classes set forth in paragraph (b), above. A total of 2,075,729 shares were cast in favor of the amendment and classification, and no shares were cast against or abstained from voting therefor.

          (iii) A new 1996 Stock Option Plan was approved, providing for the issuance of options to purchase up to 650,000 shares of Common Stock thereunder. Both "incentive stock options" and "nonqualified stock options" may be issued under such Plan. A total of 2,025,319 shares were cast in favor of the proposal to approve such plan, 50,410 shares were cast against the proposal and no shares abstained from voting thereon.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading in the NASDAQ National Market System on January 28, 1997, and is quoted in such System under the symbol "SWBT". The Company's Common Stock was not publicly traded, nor was there an established market therefor, prior to January 28, 1997. On February 28, 1997, there were approximately 412 holders of record of the Company's Common Stock.

     No cash dividends have ever been paid by the Company on its Common Stock, and the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's principal source of funds to pay cash dividends on its Common Stock would be cash dividends from the Bank. The payment of dividends by the Bank to the Company is subject to restrictions imposed by federal banking laws, regulations and authorities. Without approval of the OCC, dividends in any calendar year may not exceed the Bank's total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus or to a fund for the retirement of any preferred stock. In addition, a dividend may not be paid in excess of a bank's cumulative net profits after deducting bad debts in excess of the allowance for loan losses. As of December 31, 1996, approximately $23.2 million was available for payment of dividends by the Bank to the Company under these restrictions without regulatory approval.

     The federal banking statutes also prohibit a national bank from making any capital distribution (including a dividend payment), if, after making the distribution, the institution would be "undercapitalized," as defined by statute. In addition, the relevant federal regulatory agencies also have authority to prohibit a national bank from engaging in an unsafe or unsound practice in conducting its business, as determined by the agency. The payment of dividends could be deemed to constitute such an unsafe or unsound practice, depending upon the financial condition of the Bank. Regulatory authorities could also impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve the Bank's capital. See "Item 1. Business -- Supervision and Regulation."

RECENT SALES OF UNREGISTERED SECURITIES

     On June 30, 1996, the Company issued 3,088,452 shares of Common Stock to the former shareholders of the Bank in exchange for all of their shares of common stock of the Bank on a one-for-one basis, in connection with the Company's organization as a holding company for the Bank under Section 3(a) of the Bank Holding Company Act of 1956. This transaction was exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Section 3(a)(12) thereof because the transaction occurred solely as part of the reorganization in which the shareholders of the Bank exchanged their shares of Bank common stock for shares of Common Stock of the Company (which had no significant assets other than securities of the Bank), the shareholders of the Bank received substantially the same proportional share interests in the Company as they held in the Bank, the rights and interests of shareholders of the Company are substantially the same as those in the Bank other than as may be required by law, and the Company has substantially the same assets and liabilities on a consolidated basis as the Bank had prior to the transaction.

     For the 1996 calendar year, the Company issued 17,435 shares of Common Stock to the Company's 401(k) plan as the Company's contribution to such plan for the benefit of its employees in a transaction not involving a sale of securities and therefore not subject to the registration requirements under the Act. (The interests of the Company's employees in such plan are exempt from registration under the Act pursuant to Section 3(a)(2) of the Act.)

     On November 18, 1996, the Company declared a 2.5 for 1 stock split effected in the form of a 150% stock dividend on all outstanding shares of Common Stock of the Company, which was paid on December 31, 1996 to shareholders of record as of November 20, 1996. A total of 4,640,955 shares were issued in connection with this stock split, and such transaction was not subject to the registration requirements of the Act because it did not involve a sale of securities under the Act.

     During 1996, options to purchase a total of 418,000 shares of Common Stock were granted to employees of the Company under the Company's stock option plans at a weighted average exercise price of $15.85 per share. The grants of such options were not subject to the registration requirements of the Act because they did not involve a sale of securities under the Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Annual Report, and the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data as of the end of and for each of the five years in the period ended December 31, 1996 are derived from the Company's Consolidated Financial Statements which have been audited by independent public accountants.

                                                         AS OF AND FOR THE
                                                     YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------
                                         1996       1995       1994       1993       1992
                                       ---------  ---------  ---------  ---------  ---------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
    Interest income..................  $  63,433  $  50,582  $  34,288  $  24,690  $  18,605
    Interest expense.................     27,262     21,890     11,444      7,750      6,631
                                       ---------  ---------  ---------  ---------  ---------
        Net interest income..........     36,171     28,692     22,844     16,940     11,974
    Provision for loan losses........      1,670        925      1,145      1,005        767
                                       ---------  ---------  ---------  ---------  ---------
        Net interest income after
          provision for loan
          losses.....................     34,501     27,767     21,699     15,935     11,207
    Noninterest income...............      4,888      3,712      3,063      2,159      1,478
    Noninterest expenses.............     23,968     19,458     15,782     12,684      9,042
                                       ---------  ---------  ---------  ---------  ---------
        Income before taxes..........     15,421     12,021      8,980      5,410      3,643
    Provision for income taxes.......      5,376      4,214      3,141      1,871      1,252
    Cumulative effect of change in
      accounting principle...........         --         --         --         16         --
                                       ---------  ---------  ---------  ---------  ---------
    Net income before extraordinary
      item...........................     10,045      7,807      5,839      3,555      2,391
    Extraordinary item...............         --         --         --         --        372
    Preferred stock dividend.........        457         50         --         --         --
                                       ---------  ---------  ---------  ---------  ---------
    Net income available to common
      shareholders...................  $   9,588  $   7,757  $   5,839  $   3,555  $   2,763
                                       =========  =========  =========  =========  =========
PER SHARE DATA:
    Net income(1)....................  $    1.12  $    0.92  $    0.70  $    0.43  $    0.44
    Book value.......................       7.07       5.81       4.65       3.84       3.38
    Weighted average common shares
      outstanding
      (in thousands).................      8,535      8,394      8,302      8,211      6,281
BALANCE SHEET DATA(2):
    Total assets.....................  $1,044,499 $ 825,474  $ 578,335  $ 472,314  $ 339,114
    Securities.......................    289,217    295,183    151,467    136,504     63,581
    Loans............................    601,475    438,259    358,304    285,892    210,458
    Allowance for loan losses........      6,024      4,921      4,294      3,249      2,204
    Total deposits...................    833,569    672,641    489,836    417,695    303,762
    Total shareholders' equity.......     54,669     44,826     35,770     29,443     25,848
PERFORMANCE RATIOS:
    Return on average assets.........       1.11%      1.16%      1.14%      0.90%      1.02%
    Return on average common
      equity.........................      19.44      19.20      17.44      12.93      16.34
    Net interest margin..............       4.51       4.60       4.82       4.65       4.81
    Efficiency ratio(3)..............      58.10      58.08      60.67      66.41      67.22
ASSET QUALITY RATIOS(2):
    Nonperforming assets to loans and
      other real estate..............       0.21%      0.07%      0.19%      0.22%      0.31%
    Net charge-offs (recoveries) to
      average loans..................       0.12       0.08       0.03      (0.02)      0.24
    Allowance for loan losses to
      total loans....................       1.00       1.12       1.20       1.14       1.05
    Allowance for loan losses to
      nonperforming loans(4).........     616.58   1,673.78   1,081.58   1,406.84   1,231.31
CAPITAL RATIOS(2):
    Leverage ratio...................       6.59%      6.29%      6.33%      6.23%      7.62%
    Average shareholders' equity to
      average total assets...........       5.71       6.04       6.55       6.99       6.25
    Tier 1 risk-based capital
      ratio..........................       9.49      10.72       9.59      10.04      12.23
    Total risk-based capital ratio...      10.41      11.74      10.72      11.15      13.27

------------

(1) Net income per share is based upon the weighted average number of common shares outstanding and common share equivalents during the period.

(2) At period end, except net charge-offs (recoveries) to average loans and average shareholders' equity to average total assets.

(3) Calculated by dividing total noninterest expenses, excluding securities losses, by net interest income plus noninterest income.

(4) Nonperforming loans consist of nonaccrual loans and loans contractually past due 90 days or more.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's consolidated balance sheets and consolidated statements of income. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Annual Report.

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

OVERVIEW

     Total assets at December 31, 1996, 1995 and 1994 were $1.0 billion, $825.5 million, and $578.3 million, respectively. This growth was a result of a strong local economy, the addition of new loan officers and the Company's style of relationship banking. Loans were $601.5 million at December 31, 1996, an increase of $163.2 million or 37.2% from $438.3 million at the end of 1995. Loans were $358.3 million at year end 1994. Deposits experienced similar growth, increasing to $833.6 million at year end 1996 from $672.6 million at year end 1995 and $489.8 million at the year end 1994. Shareholders' equity was $54.7 million, $44.8 million and $35.8 million at December 31, 1996, 1995 and 1994, respectively.

     Net income available for common shareholders was $9.6 million, $7.8 million, and $5.8 million and earnings per common share was $1.12, $0.92, and $0.70 for the years ended 1996, 1995 and 1994, respectively. This increase in net income was primarily the result of strong loan growth, maintaining strong asset quality and expense control and resulted in returns on average assets of 1.11%, 1.16%, and 1.14% and returns on average common equity of 19.44%, 19.20%, and 17.44% for the years ended 1996, 1995 and 1994, respectively.

RESULTS OF OPERATIONS

     NET INTEREST INCOME

     Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company's earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

     1996 VERSUS 1995. Net interest income totaled $36.2 million in 1996 compared to $28.7 million in 1995, an increase of $7.5 million or 26.1%. This resulted in net interest margins of 4.51% and 4.60% and net interest spreads of 3.35% and 3.42% for 1996 and 1995, respectively.

     The increase in net interest income was due primarily to a $176.9 million or 28.3% increase in average earning assets. Average loans grew $100.6 million or 25.9% during 1996 while average securities grew $89.8 million or 43.4% during the same period. The yield earned on average loans outstanding decreased 41 basis points to 9.14% in 1996 and was partially offset by a 38 basis point increase in the yield earned on average securities. Overall, the yield earned on average earning assets declined 18 basis points to 7.92% in 1996 and was only partially offset by an 11 basis point decrease in the rate paid on average interest-bearing liabilities.

     1995 VERSUS 1994. Net interest income totaled $28.7 million in 1995 compared to $22.8 million in 1994, an increase of $5.8 million or 25.6%. This resulted in net interest margins of 4.60% and 4.82% and net interest spreads of 3.42% and 3.89% for 1995 and 1994, respectively.

     The primary reason for higher net interest income was strong growth in average loans coupled with higher yields on the loan portfolio which increased to 9.55% from 8.41%. In addition, the securities portfolio experienced substantial growth and the yield on the portfolio increased 73 basis points to 5.64% for the year ended 1995. Offsetting these increases was a large increase in interest expense due to the growth in savings and money market account balances and an increase in the rate paid to 4.54% from 3.17% for the year ended 1995 versus 1994. Also, interest expense increased due to additional volume and interest rates paid on certificates of deposit and repurchase agreements and borrowed funds.

     The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated shareholders' equity.

                                                                          YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------------------------
                                                      1996                               1995                          1994
                                        --------------------------------   --------------------------------   ----------------------
                                          AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST
                                        OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/
                                          BALANCE     EXPENSED    RATE       BALANCE     EXPENSED    RATE       BALANCE     EXPENSED
                                        -----------   --------   -------   -----------   --------   -------   -----------   --------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans.................................  $ 488,978   $44,709      9.14%    $ 388,329    $37,089      9.55%    $ 317,373    $26,684
  Securities............................    296,482    17,856      6.02       206,717     11,668      5.64       140,478      6,898
  Federal funds sold and other earning
    assets..............................     15,804       868      5.49        29,325      1,825      6.22        15,839        706
                                        -----------   --------   -------   -----------   --------   -------   -----------   --------
      Total interest-earning assets.....    801,264    63,433      7.92%      624,371     50,582      8.10%      473,690     34,288
                                        -----------   --------   -------   -----------   --------   -------   -----------   --------
Less allowance for loan losses..........     (5,348)                           (4,700)                            (3,679)
                                        -----------                        -----------                        -----------
Total earning assets, net of
  allowance.............................    795,916                           619,671                            470,011
Nonearning assets.......................     67,650                            49,325                             41,160
                                        -----------                        -----------                        -----------
      Total assets......................  $ 863,566                         $ 668,996                          $ 511,171
                                        ===========                        ===========                        ===========
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits......     37,325       521      1.40%       31,886        626      1.96%       34,928        597
  Savings and money market accounts.....    302,408    13,477      4.46       243,652     11,066      4.54       153,105      4,850
  Certificates of deposit...............    139,994     7,501      5.36       119,349      6,290      5.27       116,099      4,530
  Repurchase agreements and borrowed
    funds...............................    117,073     5,763      4.92        72,578      3,908      5.38        37,697      1,467
                                        -----------   --------   -------   -----------   --------   -------   -----------   --------
      Total interest-bearing
        liabilities.....................    596,800    27,262      4.57%      467,465     21,890      4.68%      341,829     11,444
                                        -----------   --------   -------   -----------   --------   -------   -----------   --------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits...    205,720                           151,905                            133,696
  Other liabilities.....................      4,409                             8,425                              2,173
                                        -----------                        -----------                        -----------
      Total liabilities.................    806,929                           627,795                            477,698
                                        -----------                        -----------                        -----------
Bank preferred stock....................      7,323                               804                                 --
Shareholders' equity....................     49,314                            40,397                             33,473
                                        -----------                        -----------                        -----------
      Total liabilities and
        shareholders' equity............  $ 863,566                         $ 668,996                          $ 511,171
                                        ===========                        ===========                        ===========
Net interest income.....................              $36,171                            $28,692                            $22,844
                                                      ========                           ========                           ========
Net interest spread.....................                           3.35%                              3.42%
                                                                 =======                            =======
Net interest margin.....................                           4.51%                              4.60%
                                                                 =======                            =======

                                          AVERAGE
                                          YIELD/
                                           RATE
                                          -------

ASSETS
Interest-earning assets:
  Loans.................................    8.41%
  Securities............................    4.91
  Federal funds sold and other earning
    assets..............................    4.46
                                          -------
      Total interest-earning assets.....    7.24%
                                          -------
Less allowance for loan losses..........

Total earning assets, net of
  allowance.............................
Nonearning assets.......................

      Total assets......................

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits......    1.71%
  Savings and money market accounts.....    3.17
  Certificates of deposit...............    3.90
  Repurchase agreements and borrowed
    funds...............................    3.89
                                          -------
      Total interest-bearing
        liabilities.....................    3.35%
                                          -------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits...
  Other liabilities.....................

      Total liabilities.................

Bank preferred stock....................
Shareholders' equity....................

      Total liabilities and
        shareholders' equity............

Net interest income.....................

Net interest spread.....................    3.89%
                                          =======
Net interest margin.....................    4.82%
                                          =======

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated.

                                                              YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------
                                                                                    1995 VS. 1994
                                                  1996 VS. 1995             -----------------------------
                                          ------------------------------
                                                                                 INCREASE
                                          INCREASE (DECREASE)                   (DECREASE)
                                                DUE TO                            DUE TO
                                          -------------------               ------------------
                                          VOLUME      RATE       TOTAL      VOLUME     RATE       TOTAL
                                          -------   ---------  ---------    ------   ---------  ---------
                                                              (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans...................................  $ 9,613   $  (1,993) $   7,620    $5,966   $   4,439  $  10,405
Securities..............................    5,067       1,121      6,188    3,250        1,579      4,829
Federal funds sold and other earning
  assets................................     (841)       (116)      (957)     571          490      1,061
                                          -------   ---------  ---------    ------   ---------  ---------
    Total increase in interest income...   13,839        (988)    12,851    9,787        6,508     16,295
                                          -------   ---------  ---------    ------   ---------  ---------
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits........      107        (212)      (105)     (51 )         96         45
Savings and money market accounts.......    2,669        (258)     2,411    2,877        3,325      6,202
Certificates of deposit.................    1,088         123      1,211      127        1,632      1,759
Repurchase agreements and borrowed
  funds.................................    2,396        (541)     1,855    1,358        1,083      2,441
                                          -------   ---------  ---------    ------   ---------  ---------
    Total increase in interest
      expense...........................    6,260        (888)     5,372    4,311        6,136     10,447
                                          -------   ---------  ---------    ------   ---------  ---------
Increase in net interest income.........  $ 7,579   $    (100) $   7,479    $5,476   $     372  $   5,848
                                          =======   =========  =========    ======   =========  =========

     PROVISION FOR LOAN LOSSES

     The 1996 provision for loan losses increased to $1.67 million from $925,000 in 1995, an increase of $745,000 or 80.5%. The provision for the year ended 1995 decreased by $220,000 or 19.2% from the year ended December 31, 1994. The increased provision in 1996 resulted from higher than expected loan growth rather than higher nonperforming assets.

     NONINTEREST INCOME

     Noninterest income for the year ended December 31, 1996 was $4.9 million, an increase of $1.2 million or 31.7% over the same period in 1995. Noninterest income of $3.7 million earned in the year ended December 31, 1995 represented an increase of $649,000 or 21.2% over the same period in 1994. The following table presents for the periods indicated the major changes in noninterest income.

                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                            1996       1995       1994
                                          ---------  ---------  ---------
                                              (DOLLARS IN THOUSANDS)
Service charges on deposit accounts.....  $   2,883  $   2,386  $   2,122
Retail services income..................         90         44         37
Corporate services income...............         26         11         35
Loan operations.........................        535        439        354
Investment services.....................      1,201        695        221
Other noninterest income................        153        137        294
                                          ---------  ---------  ---------
          Total noninterest income......  $   4,888  $   3,712  $   3,063
                                          =========  =========  =========

     Service charges were $2.9 million for the year ended December 31, 1996, compared to $2.4 million for the year ended December 31, 1995, an increase of $497,000 or 20.8%, and increased $264,000 or 12.4% from 1994 to 1995. During this three year period the Company introduced several new products which contributed to the increase in service charge income. In addition, the number of deposit accounts similarly grew from 12,736 at December 31, 1994 to 14,686 at December 31, 1995 to 17,997 at December 31, 1996.

     Other significant increases in noninterest income were recognized in the categories of loan operations and investment services. Fee income from investment services has increased significantly in each of the past three years. For the year ended 1996 investment services income grew to $1.2 million, an increase of $506,000 or 72.8% over the 1995 level, and increased to $695,000 for the year ended 1995, an increase of $474,000 or 214.5% from 1994. These increases are the result of a strategic focus by the Company to increase its competitive position in providing investment services.

     NONINTEREST EXPENSES

     For the year ended 1996, noninterest expenses totaled $24.0 million, an increase of $4.5 million, or 23.2%, from $19.5 million during 1995, which had increased from $15.8 million during 1994. The increase in noninterest expenses during these periods was due primarily to salaries and employee benefits. For the same time periods the efficiency ratio was 58.10% in 1996, 58.08% in 1995 and 60.67% in 1994. The improvement was due primarily to a large increase in earning assets and the Company's continued efforts to control overhead expenses.

     Salary and benefit expense for the year ended December 31, 1996 was $14.4 million, an increase of $3.7 million or 34.6% from $10.7 million for the year ended December 31, 1995. Salary and benefit expense for the year ended December 31, 1995 was up $2.0 million or 23.0% from the same period in 1994. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth. Total full-time equivalent employees for the years ended 1996, 1995 and 1994 were 315, 256, and 205, respectively.

     Occupancy expense rose $965,000 and $515,000 or 38.4% and 25.8% in 1996 and 1995, respectively. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance contract expense. Building lease expense increased to $1,047,000 in 1996 from $779,000 in 1995, an increase of $268,000 or 34.4% and increased $122,000 or 18.6% for the year ended 1995. Additionally, the Company increased the rentable square feet of the Galleria location by moving to a larger facility. Depreciation expense increased $597,000 and $412,000 or 41.5% and 40.1% in 1996 and 1995 respectively. This increase was due primarily to depreciation on equipment provided to new employees and expense related to technology upgrades throughout the Company. Maintenance contract expense for the year ended December 31, 1996 was $339,000, an increase of $92,000 or 37.2% compared to $247,000 in 1995 and $157,000 in
1994. The Company has purchased maintenance contracts for major operating systems throughout the organization.

     INCOME TAXES

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. In 1996 income tax expense was $5.4 million, an increase of $1.2 million or 28.6% from the $4.2 million of income tax expense in 1995. In 1995 income tax expense was $4.2 million, an increase of $1.1 million or 35.5% from the $3.1 million of income tax expense in 1994. The income tax component of the Texas franchise tax was $18,600 in 1996, $145,000 in 1995, and $53,000 in 1994.

     IMPACT OF INFLATION

     The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Since substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See " -- Financial Condition -- Interest Rate Sensitivity and Liquidity" below.

FINANCIAL CONDITION

     LOAN PORTFOLIO

     Total loans were $601.5 million at December 31, 1996, an increase of $163.2 million, or 37.2% from December 31, 1995. Total loans were $438.3 million at December 31, 1995, an increase of $80 million, or 22.3%, from $358.3 million at December 31, 1994.

     The following table summarizes the loan portfolio of the Company by major category as of the dates indicated:

                                                                            DECEMBER 31,
                                         -----------------------------------------------------------------------------------
                                                 1996                     1995                     1994               1993
                                         --------------------     --------------------     --------------------     --------
                                          AMOUNT      PERCENT      AMOUNT      PERCENT      AMOUNT      PERCENT      AMOUNT
                                         --------     -------     --------     -------     --------     -------     --------
                                                                       (DOLLARS IN THOUSANDS)
Commercial and industrial............    $295,003       49.0%     $194,095       44.3%     $148,177       41.3%     $125,062
Real estate
 Construction & land development.....      71,808       12.0        46,926       10.7        43,895       12.3        35,362
 1-4 family residential..............     113,801       18.9        88,120       20.1        75,132       21.0        59,371
 Commercial owner occupied...........      52,138        8.7        36,765        8.4        26,907        7.5        21,167
 Farmland............................       8,845        1.5         5,283        1.2         2,945        0.8         2,998
 Other...............................       3,159        0.5        22,923        5.2        23,766        6.6        13,325
Consumer.............................      56,721        9.4        44,147       10.1        37,483       10.5        28,607
                                         --------     -------     --------     -------     --------     -------     --------
   Total Loans.......................    $601,475      100.0%     $438,259      100.0%     $358,305      100.0%     $285,892
                                         ========     =======     ========     =======     ========     =======     ========

                                         1993             1992
                                       --------    --------------------
                                       PERCENT      AMOUNT      PERCENT
                                       -------     --------     -------

Commercial and industrial............    43.7%     $ 95,339       45.3%
Real estate
 Construction & land development.....    12.4        13,977        6.6
 1-4 family residential..............    20.8        51,510       24.5
 Commercial owner occupied...........     7.4        17,866        8.5
 Farmland............................     1.0         2,283        1.1
 Other...............................     4.7        10,478        5.0
Consumer.............................    10.0        19,005        9.0
                                       -------     --------     -------
   Total Loans.......................   100.0%     $210,458      100.0%
                                       =======     ========     =======

     The primary lending focus of the Company is on small and medium sized commercial, residential mortgage and consumer loans. The Company offers a variety of commercial lending products including term loans, lines of credit and equipment financing. A broad range of short- to medium-term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

     Generally, the Company's commercial loans are underwritten in the Company's primary market area on the basis of the borrower's ability to service such debt from income. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

     A substantial portion of the Company's real estate loans consists of loans collateralized by real estate and other assets of commercial customers. Additionally, a portion of the Company's lending activity consists of the origination of single-family residential mortgage loans collateralized by owner-occupied properties located in the Company's primary market area. The Company offers a variety of mortgage loan products which generally are amortized over five to 30 years.

     Loans collateralized by single-family residential real estate generally have been originated in amounts of no more than 80% of appraised value. The Company requires mortgage title insurance and hazard insurance in the amount of the loan. Although the contractual loan payment periods for single-family residential real estate loans are generally for a three to seven year period, such loans often remain outstanding for significantly shorter periods than their contractual terms.

     Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans
(collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan.

     The contractual maturity ranges of the commercial and industrial and real estate construction loan portfolio and the amount of such loans with fixed interest rates and floating rates in each maturity range as of December 31, 1996 are summarized in the following table:

                                                     DECEMBER 31, 1996
                                       ---------------------------------------------
                                                   AFTER ONE     AFTER
                                        ONE YEAR    THROUGH      FIVE
                                        OR LESS    FIVE YEARS    YEARS      TOTAL
                                       ----------  ----------  ---------  ----------
                                                  (DOLLARS IN THOUSANDS)
Commercial and industrial............  $  190,707  $   91,637  $  12,659  $  295,003
Real estate construction.............      44,004      26,719      1,085      71,808
                                       ----------  ----------  ---------  ----------
       Total.........................  $  234,711  $  118,356  $  13,744  $  366,811
                                       ==========  ==========  =========  ==========
Loans with a fixed interest rate.....  $   56,651  $   39,128  $   7,714  $  103,493
Loans with a floating interest
  rate...............................     178,060      79,228      6,030     263,318
                                       ----------  ----------  ---------  ----------
       Total.........................  $  234,711  $  118,356  $  13,744  $  366,811
                                       ==========  ==========  =========  ==========

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT
OF A LOAN, as amended by SFAS No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN -- INCOME RECOGNITION AND DISCLOSURES. Under SFAS No. 114, as amended, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent. The adoption of SFAS No. 114 did not result in any additional provision for loan losses.

     NONPERFORMING ASSETS

     The Company has well developed procedures in place to maintain a high quality loan portfolio. These procedures include a Credit Quality Assurance Process that begins with approval of lending policies and underwriting guidelines by the Board of Directors, an independent loan review department staffed with OCC experienced personnel, low individual lending limits for officers, Senior Loan Committee approval for large credit relationships and quality loan documentation procedures. The loan review department has consistently identified and analyzed weaknesses in the portfolio and reports credit risk grade changes on a monthly basis to bank management and directors. The Company also maintains a well developed monitoring process for credit extensions in excess of $100,000. The Company performs monthly and quarterly concentration analyses based on industries, collateral types, business lines, large credit sizes and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

     The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. The Company is sometimes required to revise a loan's interest rate or repayment terms in a troubled debt restructuring.

     The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets were $1,258,000 at December 31, 1996, compared with $294,000 at December 31, 1995 and $688,000 at December 31, 1994. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.21%, 0.07%, and 0.19% for the years ended 1996, 1995, and 1994, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                           DECEMBER 31,
                                       -----------------------------------------------------
                                         1996       1995       1994       1993       1992
                                       ---------  ---------  ---------  ---------  ---------
                                                      (DOLLARS IN THOUSANDS)
Nonaccrual loans.....................  $     955  $     291  $     397  $     202  $     179
Accruing loans 90 or more days past
  due................................         22          3         --         29         --
Restructured loans...................         --         --         --         --         --
Other real estate and foreclosed
  property...........................        281         --        291        400        466
                                       ---------  ---------  ---------  ---------  ---------
       Total nonperforming assets....  $   1,258  $     294  $     688  $     631  $     645
                                       =========  =========  =========  =========  =========
Nonperforming assets to total loans
  and other real estate..............       0.21%      0.07%      0.19%      0.22%      0.31%

     The Company regularly updates appraisals on loans collateralized by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan losses.

     ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of its loan portfolio by the loan review function and the annual examination of the Company's financial statements by its independent auditors. Charge-offs occur when loans are deemed to be uncollectible.

     In order to determine the adequacy of the allowance for loan losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. Management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status. An unallocated allowance is also established based on the Company's historical charge-off experience. The Company then charges to operations a provision for loan losses determined on an annualized basis to maintain the allowance for loan losses at an adequate level determined according to the foregoing methodology.

     Management believes that the allowance for loan losses at December 31, 1996 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at December 31, 1996.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                       YEARS ENDED DECEMBER 31,
                                       ---------------------------------------------------------
                                         1996        1995        1994        1993        1992
                                       ---------  ----------  ----------  ----------  ----------
                                                        (DOLLARS IN THOUSANDS)
Allowance for loan losses at January
  1..................................  $   4,921  $    4,294  $    3,250  $    2,204  $    1,857
Provision for loan losses............      1,670         925       1,145       1,005         767
Charge-offs..........................       (595)       (312)       (167)        (19)       (441)
Recoveries...........................         28          14          66          60          21
                                       ---------  ----------  ----------  ----------  ----------
Allowance for loan losses at December
  31.................................  $   6,024  $    4,921  $    4,294  $    3,250  $    2,204
                                       =========  ==========  ==========  ==========  ==========
Allowance to year-end loans..........       1.00%       1.12%       1.20%       1.14%       1.05%
Net charge-offs (recoveries) to
  average loans......................       0.12        0.08        0.03       (0.02)       0.24
Allowance to year-end nonperforming
  loans..............................     616.58    1,673.78    1,081.58    1,406.84    1,231.28

     The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                                      DECEMBER 31,
                                       ---------------------------------------------------------------------------
                                                1996                      1995                      1994
                                       -----------------------   -----------------------   -----------------------
                                                   PERCENT OF                PERCENT OF                PERCENT OF
                                                    LOANS TO                  LOANS TO                  LOANS TO
                                        AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS
                                       ---------   -----------   ---------   -----------   ---------   -----------
                                                                 (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
  applicable to:
     Commercial and industrial.......  $     385       49.0%     $     103       44.3%     $      88       41.3%
     Real estate:
          Construction and land
             development.............         --       12.0             --       10.7             --       12.3
          1-4 family residential.....         --       18.9             --       20.1             --       21.0
          Commercial owner occupied..         --        8.7             --        8.4             --        7.5
          Farmland...................         --        1.5             --        1.2             --        0.8
          Other......................         --        0.5             --        5.2             --        6.6
     Consumer........................         49        9.4             25       10.1             51       10.5
     Unallocated.....................      5,590                     4,793                     4,155
                                       ---------                 ---------                 ---------
Total allowance for loan losses......  $   6,024                 $   4,921                 $   4,294
                                       =========                 =========                 =========

                                                         DECEMBER 31,
                                       -------------------------------------------------
                                                1993                      1992
                                       -----------------------   -----------------------
                                                   PERCENT OF                PERCENT OF
                                                    LOANS TO                  LOANS TO
                                        AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS
                                       ---------   -----------   ---------   -----------
                                                    (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
  applicable to:
     Commercial and industrial.......  $     100       43.7%     $     140       45.3%
     Real estate:
          Construction and land
             development.............         --       12.4             --        6.6
          1-4 family residential.....         --       20.8             --       24.5
          Commercial owner
             occupied................         --        7.4             --        8.5
          Farmland...................         --        1.0                       1.1
          Other......................         --        4.7             --        5.0
     Consumer........................         58       10.0             32        9.0
     Unallocated.....................      3,092                     2,032
                                       ---------                 ---------
Total allowance for loan losses......  $   3,250                 $   2,204
                                       =========                 =========

     SECURITIES

     Effective January 1, 1994, the Company adopted SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders' equity until realized. Prior to January 1, 1994, securities were stated at cost, adjusted for accretion of discounts and amortization of premiums which were recognized as adjustments to interest income. Gains and losses on sales of securities are determined using the specific-identification method.

     In November 1995, the Financial Accounting Standards Board issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" which provided a one-time reassessment of the appropriateness of the classifications of all securities. Based on such reassessment, the Company transferred all securities in the held to maturity portfolio to the available for sale portfolio in November 1995. The transferred securities had an amortized cost of approximately $150.3 million and net unrealized losses of approximately $574,000. The transfer resulted in a decrease of approximately $373,000 to consolidated shareholders' equity. Such reassessment does not change management's intent to hold other debt securities to maturity in the future. At this time, classification of all securities as available for sale allows the Company to manage its investment portfolio more effectively and to enhance the average yield on the portfolio.

     The following table summarizes the amortized cost of securities held by the Company as of the dates shown:

                                                              DECEMBER 31
                                       ---------------------------------------------------------
                                          1996        1995        1994        1993       1992
                                       ----------  ----------  ----------  ----------  ---------
                                                        (DOLLARS IN THOUSANDS)
U.S. Government securities...........  $   83,345  $   97,797  $   95,336  $   88,745  $  38,231
Mortgage-backed securities...........     159,106     154,083      55,079      45,857     24,003
Federal Reserve Bank Stock...........         950         946         718         716        479
Federal Home Loan Bank Stock.........      39,386      37,692       1,421       1,036        718
Other securities.....................       6,161       4,329         150         150        150
                                       ----------  ----------  ----------  ----------  ---------
     Total securities................  $  288,948  $  294,847  $  152,704  $  136,504  $  63,581
                                       ==========  ==========  ==========  ==========  =========

     The following table summarizes the carrying value and classification of securities as of the dates shown:

                                                     DECEMBER 31,
                                          ----------------------------------
                                             1996        1995        1994
                                          ----------  ----------  ----------
                                                (DOLLARS IN THOUSANDS)
Available for sale......................  $  289,217  $  295,183  $   63,628
Held to maturity........................          --          --      87,839
Securities at amortized cost............          --          --          --
                                          ----------  ----------  ----------
     Total securities...................  $  289,217  $  295,183  $  151,467
                                          ==========  ==========  ==========

     The following table presents the amortized cost of securities classified as available for sale and their approximate values at December 31, 1996, December 31, 1995, and December 31, 1994:

                                                     DECEMBER 31, 1996                            DECEMBER 31, 1995
                                       ----------------------------------------------    -----------------------------------
                                                     GROSS        GROSS                                GROSS        GROSS
                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR      AMORTIZED   UNREALIZED   UNREALIZED
                                         COST         GAIN         LOSS       VALUE        COST         GAIN         LOSS
                                       ---------   ----------   ----------   --------    ---------   ----------   ----------
                                                                      (DOLLARS IN THOUSANDS)
U.S. Government securities...........  $ 83,345       $315        $  (68)    $ 83,592    $ 97,797       $491        $ (200)
Mortgage-backed securities...........   159,106        524          (507)     159,123     154,083        451          (416)
Federal Reserve Bank Stock...........       950         --            --          950         946         --            --
Federal Home Loan Bank Stock.........    39,386         --            --       39,386      37,692         --            --
Other securities.....................     6,161          5            --        6,166       4,329         10            --
                                       ---------       ---      ----------   --------    ---------       ---      ----------
   Total securities..................  $288,948       $844        $ (575)    $289,217    $294,847       $952        $ (616)
                                       =========       ===      ==========   ========    =========       ===      ==========

                                                                 DECEMBER 31, 1994
                                                   ---------------------------------------------
                                                                 GROSS        GROSS
                                         FAIR      AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                        VALUE        COST         GAIN         LOSS       VALUE
                                       --------    ---------   ----------   ----------   -------

U.S. Government securities...........  $ 98,088     $47,584       $ 29       $   (810)   $46,803
Mortgage-backed securities...........   154,118      15,142         14           (470)    14,686
Federal Reserve Bank Stock...........       946         718         --             --        718
Federal Home Loan Bank Stock.........    37,692       1,421         --             --      1,421
Other securities.....................     4,339          --         --             --         --
                                                                    --
                                       --------    ---------                ----------   -------
   Total securities..................  $295,183     $64,865       $ 43       $ (1,280)   $63,628
                                       ========    =========        ==      ==========   =======

     The following table presents the amortized cost of securities classified as held to maturity and their approximate fair values at December 31, 1994. No securities were classified as held to maturity at December 31, 1996 or December 31, 1995.

                                                          DECEMBER 31, 1994
                                           ------------------------------------------------
                                                          GROSS         GROSS
                                           AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                             COST          GAIN          LOSS        VALUE
                                           ---------    ----------    ----------    -------
                                                        (DOLLARS IN THOUSANDS)
U.S. Government securities..............    $47,752       $   --       $ (1,928)    $45,824
Mortgage-backed securities..............     39,937           --         (2,294)     37,643
Other securities........................        150           --             (7)        143
                                           ---------    ----------    ----------    -------
     Total securities...................    $87,839       $   --       $ (4,229)    $83,610
                                           =========    ==========    ==========    =======

     Securities totaled $289.2 million at December 31, 1996, a decrease of $6 million from $295.2 million at December 31, 1995. During 1995, securities increased $143.7 million from $151.5 million at December 31, 1994. The yield on the securities portfolio for 1996 was 6.02% while the yield was 5.64% in 1995.

     The Company has no mortgage-backed securities that have been issued by non-agency entities. Included in the Company's mortgage-backed securities at December 31, 1996 were $7.5 million in agency issued collateral mortgage obligations.

     At December 31, 1996, 53.6% of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At December 31, 1996, approximately $78.2 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly were less susceptible to declines in value should interest rates increase.

     The following table summarizes the contractual maturity of investments (including securities, federal funds sold and interest-bearing deposits) and their weighted average yields at December 31, 1996. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated shareholders' equity.

                                                                         DECEMBER 31, 1996
                                           ------------------------------------------------------------------------------
                                                                   AFTER ONE           AFTER FIVE
                                                                YEAR BUT WITHIN     YEARS BUT WITHIN
                                                WITHIN
                                               ONE YEAR            FIVE YEARS          TEN YEARS         AFTER TEN YEARS
                                           -----------------    ----------------    ----------------    -----------------
                                            AMOUNT     YIELD    AMOUNT     YIELD    AMOUNT     YIELD     AMOUNT     YIELD
                                           --------    -----    -------    -----    -------    -----    --------    -----
                                                                       (DOLLARS IN THOUSANDS)
U.S. Government securities..............   $ 39,877    5.96 %   $43,468    6.04 %   $   --       -- %   $     --      --%
Mortgage-backed securities..............         --      --     31,638     5.86     42,118     6.76       85,350    6.29
Federal Reserve Bank
  Stock.................................         --      --         --       --         --       --          950    6.00
Federal Home Loan Bank Stock............         --      --         --       --         --       --       39,386    5.90
Other securities........................      6,011    5.02         50     7.86        100     7.86           --      --
Federal funds sold......................     63,832    5.35         --       --         --       --           --      --
Interest-bearing deposits...............      1,154    5.18         --       --         --       --           --      --
                                           --------    -----    -------    -----    -------    -----    --------    -----
    Total investments...................   $110,874    5.55 %   $75,156    5.97 %   $42,218    6.76 %   $125,686    6.17%
                                           ========    =====    =======    =====    =======    =====    ========    =====

                                           TOTAL      YIELD
                                          --------    -----

U.S. Government securities..............  $ 83,345    6.00 %
Mortgage-backed securities..............   159,106    6.33
Federal Reserve Bank
  Stock.................................       950    6.00
Federal Home Loan Bank Stock............    39,386    5.90
Other securities........................     6,161    5.09
Federal funds sold......................    63,832    5.35
Interest-bearing deposits...............     1,154    5.18
                                          --------    -----
    Total investments...................  $353,934    6.00 %
                                          ========    =====

     DEPOSITS

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market and time accounts. The Company relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. As of December 31, 1996, the Company had less than five percent of its deposits classified as brokered funds and does not anticipate any significant increase. Deposits provide generally all the funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average demand deposits to average total deposits for years ended December 31, 1996, 1995, and 1994 were 30.0%, 28.4%, and 30.4%, respectively.

     Average total deposits during 1996 increased to $685.4 million from $551.7 million in 1995, an increase of $133.7 million or 24.2%. Average noninterest-bearing deposits increased to $205.7 million in 1996 from $156.8 million in 1995 due to the increase in the number of deposit accounts. Average deposits in 1995 rose to $551.7 million from $437.8 million in 1994, an increase of $113.8 million or 25.9%.

     The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 1996, 1995 and 1994 are presented below:

                                                             YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------
                                               1996                   1995                   1994
                                       ---------------------  ---------------------  ---------------------
                                         AMOUNT      RATE       AMOUNT      RATE       AMOUNT      RATE
                                       ----------  ---------  ----------  ---------  ----------  ---------
                                                             (DOLLARS IN THOUSANDS)
NOW accounts.........................  $   37,325       1.40% $   31,886       1.96% $   34,928       1.69%
Regular savings......................       2,739       2.30       2,680       2.83       2,126       2.77
Treasury Plus........................     172,597       4.84      91,396       5.35          --         --
Money market.........................     127,073       3.98     149,576       4.08     150,979       3.17
CD's less than $100,000..............      43,182       5.23      38,306       5.14      40,536       3.99
CD's $100,000 and over...............      88,390       5.42      73,760       5.32      70,190       3.83
IRA's & QRP's........................       8,421       5.36       7,281       5.46       5,373       4.17
                                       ----------  ---------  ----------  ---------  ----------  ---------
     Total interest-bearing
     deposits........................     479,727       4.48%    394,885       4.55%    304,132       3.28%
                                       ----------  ---------  ----------  ---------  ----------  ---------
Noninterest-bearing deposits.........     205,720         --     156,776         --     133,696         --
                                       ----------  ---------  ----------  ---------  ----------
     Total deposits..................  $  685,447       3.14% $  551,661       3.26% $  437,828       2.28%
                                       ==========  =========  ==========  =========  ==========  =========

     The following table sets forth the maturity of the Company's certificates of deposit that are $100,000 or greater as of the dates indicated:

                                                 DECEMBER 31,
                                       --------------------------------
                                          1996       1995       1994
                                       ----------  ---------  ---------
                                            (DOLLARS IN THOUSANDS)
3 months or less.....................  $   61,022  $  45,166  $  44,659
Between 3 months and 6 months........      20,608     15,558      9,405
Between 6 months and 1 year..........      14,559     13,385     10,640
Over 1 year..........................      10,140      8,538      5,986
                                       ----------  ---------  ---------
     Total CD's $100,000 and over....  $  106,329  $  82,647  $  70,690
                                       ==========  =========  =========

     BORROWINGS

     Securities sold under repurchase agreements and other short-term borrowings, consisting of federal funds purchased and treasury, tax, and loan deposits, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                                 DECEMBER 31,
                                       --------------------------------
                                          1996       1995       1994
                                       ----------  ---------  ---------
                                            (DOLLARS IN THOUSANDS)
Securities sold under repurchase
  agreements:
     Average.........................  $  103,927  $  65,674  $  33,817
     Year-end........................     136,119     95,638     42,448
     Maximum month-end balance during
       year..........................     136,119     95,638     44,630
Interest Rate:
     Average.........................        4.88%      5.36%      3.80%
     Year-end........................        4.93%      5.41%      5.05%
Other short-term borrowings:
     Average.........................  $   13,137  $   6,904  $   3,880
     Year-end........................      10,027      1,287      8,819
     Maximum month-end balance during
       year..........................      60,044     10,000     11,270
Interest rate:
     Average.........................        5.30%      5.58%      4.73%
     Year-end........................        5.16%      5.32%      5.22%

     Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

     INTEREST RATE SENSITIVITY AND LIQUIDITY

     Asset and liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is the objective of the Company to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, management's strategy is to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Company's asset and liability management strategy is formulated and monitored by the Asset Liability Committee, which is composed of senior officers of the Bank, in accordance with policies approved by the Bank's Board of Directors. This Committee meets regularly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The Asset Liability Committee also approves and establishes pricing and funding decisions with respect to the Company's overall asset and liability composition. The Committee reviews the Company's liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, retail and institutional deposit activity, current market conditions, and interest rates on both a local and national level.

     The Company's policy is to maintain rate sensitive assets minus rate sensitive liabilities divided by total assets within 15% on a cumulative basis for one year. At December 31, 1996, this ratio was a positive 5.59%. The Company estimates that a 100 basis point change in interest rates would have no significant impact on its net interest income over a twelve-month period. The Committee regularly reviews interest rate risk exposure by forecasting the impact of alternative interest rate environments on net interest income. The Bank adjusts interest sensitivity accordingly during the year through changes in the mix of assets and liabilities and may use interest rate products such as interest rate swap and cap agreements.

     The interest rate sensitivity ("GAP") is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A GAP is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. While the GAP is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

     Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, as the interest rate environment has become more volatile, the Bank's management has increased monitoring its net interest rate sensitivity position and the effect of various interest rate environments on earnings.

     The following table sets forth an interest rate sensitivity analysis for the Company as of December 31, 1996:

                                                       VOLUMES SUBJECT TO REPRICING WITHIN
                                        -----------------------------------------------------------------
                                                                                     AFTER
                                        0-30 DAYS    31-180 DAYS    181-360 DAYS    ONE YEAR     TOTAL
                                        ---------    -----------    ------------   ----------  ----------
                                                             (DOLLARS IN THOUSANDS)
Interest-earning assets:
     Money market funds..............   $   6,011     $      --       $     --     $       --  $    6,011
     Securities......................      42,746        35,137         95,325        108,781     281,989
     Loans...........................     383,379        40,641         36,256        139,847     600,123
     Overdrafts......................       4,292            --             --             --       4,292
     Federal funds sold..............      64,986            --             --             --      64,986
                                        ---------    -----------    ------------   ----------  ----------
     Total interest-earning assets...     501,414        75,778        131,581        248,628     957,401
                                        ---------    -----------    ------------   ----------  ----------
Interest-bearing liabilities
     Demand, money market and savings
       deposits......................     368,486            --             --             --     368,486
     Certificates of deposit and
       other time deposits...........      38,020        71,978         25,701         20,946     156,645
     Short term borrowings...........     146,145            --             --             --     146,145
                                        ---------    -----------    ------------   ----------  ----------
     Total interest-bearing
       liabilities...................     552,651        71,978         25,701         20,946     671,276
                                        ---------    -----------    ------------   ----------  ----------
Period GAP...........................   $ (51,237)    $   3,800       $105,880     $  227,682  $  286,125
Cumulative GAP.......................   $ (51,237)    $ (47,437)      $ 58,443     $  286,125
Period GAP to total assets...........       (4.89)%        0.36%         10.12%         21.77%
Cumulative GAP to total assets.......       (4.89)%       (4.54)%         5.59%         27.35%

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the year ended December 31, 1996, the Company's liquidity needs have primarily been met by growth in core deposits, as previously discussed. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing securities and loan portfolios, have generally created an adequate liquidity position. In January 1997, the Company completed an initial public offering of its common stock. Substantially all of the net proceeds (approximately $20.3 million) from the sale of 1,322,500 shares of common stock were contributed to the Bank. Approximately $7.5 million was used to redeem the 750,000 outstanding shares of the Bank's preferred stock, and the balance was used for general corporate purposes.

     Federal Home Loan Bank ("FHLB") advances may be utilized from time to time as either a short-term funding source or a longer term funding source. FHLB advances can be particularly attractive as a longer term funding source to balance interest rate sensitivity and reduce interest rate risk. The Company is eligible for two borrowing programs through the FHLB. The first, called "Short Term Fixed" (STF), requires delivery of eligible securities for collateral. At December 31, 1996, the Company had approximately $14.4 million in securities safekept at the FHLB which qualify as eligible collateral. Maturities under this program range from 1-35 days, and the rate paid is approximately 25 basis points less than the other programs.

     The second borrowing program, the "Blanket Borrowing Program" (BBP), is under an overnight borrowing agreement which does not require the delivery of specific collateral. Borrowings are limited to a maximum of 65% of the Company's 1-4 family residential loans. At December 31, 1996, the Company had approximately $74.0 million in potential borrowings available under this program. Under this program, the Company must hold approximately $1 in FHLB stock for each $10 in borrowings. In addition, under the Blanket Borrowing Program, the Company may deliver specific collateral which will dramatically increase total potential borrowings. Upon delivery, the FHLB will review the collateral and assign a loan-to-value ratio of approximately 90%. In addition to real estate loans, the FHLB will accept delivery of credit card and installment loans. The advances are limited to 50% of assets or total eligible collateral, whichever is less. The advances are subject to the stock purchase requirements as mentioned above. At December 31, 1996, the Company had a total potential borrowings under the various programs discussed above of $88.4 million.

     CAPITAL RESOURCES

     Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board and the Bank is subject to capital adequacy requirements imposed by the OCC. Both the Federal Reserve Board and the OCC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     Bank regulatory authorities in the United States have issued risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards issued by the Federal Reserve Board apply to the Company, and the OCC guidelines apply to the Bank. These guidelines relate a financial institution's capital to the risk profile of its assets. The risk-based capital standards require all financial organizations to have "Tier 1 capital" of at least 4.0% of risk-adjusted assets and "total risk-based" capital (Tier 1 and Tier 2) of at least 8.0% of risk-adjusted assets. "Tier 1 capital" includes, generally, common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses ("Tier 2 capital"). The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

     The agencies have also adopted guidelines which supplement the risk-based capital guidelines with a minimum leverage ratio of Tier 1 capital to average total consolidated assets ("leverage ratio") of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0% to 5.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

     Shareholders' equity increased to $54.7 million at December 31, 1996 from $44.8 million at December 31, 1995, an increase of $9.80 million, or 22.0%. This increase was primarily the result of net income of $9.6 million. During 1994, shareholders' equity increased by $6.4 million, or 21.8%, from $29.4 million at December 31, 1993.

     The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 1996 to the minimum regulatory standards:

                                      COMPANY                WELL-CAPITALIZED
                                      AND BANK    MINIMUM        MINIMUM
                                       RATIO      REQUIRED       REQUIRED
                                      --------    -------    ----------------
Leverage ratio.......................    6.59%      3.00%(1)        5.00%
Tier 1 risk-based capital ratio......    9.49%      4.00%           8.00%
Risk-based capital ratio.............   10.41%      8.00%          10.00%

------------

(1) The OCC has the authority to require the Bank to maintain a leverage ratio of up to 200 basis points above the required minimum.

     Pursuant to Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. Also pursuant to FDICIA, each federal banking agency has promulgated regulations setting the levels at which an insured institution would be considered "well capitalized," "adequately capitalized,"
"undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the Federal Reserve Board's regulations, the Bank is classified "well capitalized" for purposes of prompt corrective action. See "Supervision and Regulation."

     OTHER MATTERS

     In the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128") and Statement of Financial Accounting Standards No. 129,
DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE ("SFAS 129"). These statements will be adopted by the Company effective December 31, 1997. SFAS 128 simplifies the computation of earnings per common share by replacing primary and fully-diluted presentations with the new basic and diluted disclosures. SFAS 129 establishes standards for disclosing information about an entity's capital structure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table represents summarized data for each of the quarters in fiscal 1996 and 1995 (in thousands, except earnings per share).

                                                       1996                                     1995
                                       -------------------------------------    -------------------------------------
                                       FOURTH     THIRD    SECOND     FIRST     FOURTH     THIRD    SECOND     FIRST
                                       QUARTER   QUARTER   QUARTER   QUARTER    QUARTER   QUARTER   QUARTER   QUARTER
                                       -------   -------   -------   -------    -------   -------   -------   -------
Interest income......................  $17,249   $16,032   $15,162   $14,990    $14,300   $13,098   $12,242   $10,942
Interest expense.....................    7,366     6,908     6,549     6,439      6,247     5,884     5,318     4,441
                                       -------   -------   -------   -------    -------   -------   -------   -------
    Net interest income..............    9,883     9,124     8,613     8,551      8,053     7,214     6,924     6,501
Provision for loan losses(1).........      830       280       280       280        240       235       225       225
                                       -------   -------   -------   -------    -------   -------   -------   -------
    Net interest income after
      provision for loan losses......    9,053     8,844     8,333     8,271      7,813     6,979     6,699     6,276
Noninterest income...................    1,401     1,184     1,238     1,065      1,088       892       907       825
Noninterest expenses.................    6,925     6,032     5,616     5,395      5,480     4,781     4,745     4,452
                                       -------   -------   -------   -------    -------   -------   -------   -------
    Income before taxes..............    3,529     3,996     3,955     3,941      3,421     3,090     2,861     2,649
Provision for income taxes...........    1,213     1,399     1,385     1,379      1,200     1,085     1,001       928
                                       -------   -------   -------   -------    -------   -------   -------   -------
Net income before bank preferred
  stock dividends....................    2,316     2,597     2,570     2,562      2,221     2,005     1,860     1,721
Bank preferred stock dividends.......      116       115       111       115         50     --        --        --
                                       -------   -------   -------   -------    -------   -------   -------   -------
Net income available to common
  shareholders.......................  $ 2,200   $ 2,482   $ 2,459   $ 2,447    $ 2,171   $ 2,005   $ 1,860   $ 1,721
                                       =======   =======   =======   =======    =======   =======   =======   =======
Earnings per common share............  $  0.25   $  0.29   $  0.29   $  0.29    $  0.26   $  0.24   $  0.22   $  0.21
Weighted average common shares
  outstanding (in 000's).............    8,600     8,534     8,504     8,478      8,417     8,385     8,373     8,364

------------

(1) The higher provision for loan losses in the fourth quarter of 1996 was due to unusually strong loan growth rather than higher nonperforming assets, which decreased from those as of September 30, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding the directors and persons nominated to become directors of the Company, reference is made to the information presented in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (the "1997 Proxy Statement"). All of such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     For information concerning the compensation paid by the Company during the year ended December 31, 1996 to its executive officers, reference is made to the information presented in the 1997 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning the beneficial ownership of the common stock of the Company by its directors and officers and by certain other beneficial owners, reference is made to the information presented in the Company's 1997 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information regarding certain business relationships and related transactions involving the Company's officers and directors, reference is made to the information presented in the 1997 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) AND (D)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The financial statements and financial statement schedule listed on the accompanying Index to Financial Statements and Schedule (see page F-1) are filed as part of this Form 10-K.

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c)  *Exhibits:

           3.1       --   Articles of Incorporation of the Company
           3.2       --   Bylaws of the Company (Restated as of December 31, 1996)
           3.3       --   Amendment dated December 18, 1996 to Articles of Incorporation of the Company
           4.1       --   Specimen Common Stock certificate
          10.1       --   1989 Stock Option Plan
          10.2       --   1993 Stock Option Plan
          10.3       --   Form of Stock Option Agreement under 1989 Stock Option Plan and 1993 Stock
                          Option Plan
          10.4       --   1996 Stock Option Plan
          10.5       --   Form of Incentive Stock Option Agreement under 1996 Stock Option Plan
          10.6       --   Form of Non-qualified Stock Option Agreement under 1996 Stock Option Plan
          10.7       --   Directors Stock Option Plan, adopted October, 1993
          10.8       --   Form of Stock Option Agreement under Directors Stock Option Plan
          10.9       --   Form of Change in Control Agreement between the Company and each of Walter E.
                          Johnson, Paul B. Murphy, Jr., David C. Farries, Sharon K. Sokol, Yale Smith and
                          Steve D. Stephens
        **11.1       --   Computation of Earnings Per Share
          21.1       --   List of subsidiaries of the Company
        **23.1       --   Consent of Coopers & Lybrand L.L.P.
        **27.1       --   Financial Data Schedule

------------

 * All Exhibits except Exhibits 11.1, 23.1 and 27.1 are incorporated herein by reference to the Exhibits bearing the same Exhibit numbers in the Registrant's Form S-1 Registration Statement No. 333-16509, declared effective by the Commission on January 27, 1997.

** Filed herewith.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SOUTHWEST BANCORPORATION
                                            OF TEXAS, INC.
                                          By: _________WALTER E. JOHNSON________
                                               CHAIRMAN OF THE BOARD AND CHIEF
                                                    EXECUTIVE OFFICER

                                          Date: March 25, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                     SIGNATURE                                        TITLE                          DATE
---------------------------------------------------  ---------------------------------------   -----------------
                 WALTER E. JOHNSON                   Chairman of the Board and Chief            March 25, 1997
                 WALTER E. JOHNSON                   Executive Officer (Principal Executive
                                                     Officer)
                 DAVID C. FARRIES                    Executive Vice President, Treasurer and    March 25, 1997
                 DAVID C. FARRIES                    Secretary (Principal Financial Officer)
                 R. JOHN McWHORTER                   Vice President and Controller              March 25, 1997
                 R. JOHN MCWHORTER                   (Principal Accounting Officer)
                  JOHN W. JOHNSON                    Director and Chairman of the Executive     March 25, 1997
                  JOHN W. JOHNSON                    Committee of the Board
                PAUL B. MURPHY, JR.                  Director and President                     March 25, 1997
                PAUL B. MURPHY, JR.
                 JOHN B. BROCK III                   Director                                   March 25, 1997
                 JOHN B. BROCK III
                ERNEST H. COCKRELL                   Director                                   March 25, 1997
                ERNEST H. COCKRELL
                  J. DAVID HEANEY                    Director                                   March 25, 1997
                  J. DAVID HEANEY
               WILHELMINA R. MORIAN                  Director                                   March 25, 1997
               WILHELMINA R. MORIAN
                ANDRES PALANDJOGLOU                  Director                                   March 25, 1997
                ANDRES PALANDJOGLOU
                 MICHAEL T. WILLIS                   Director                                   March 25, 1997
                 MICHAEL T. WILLIS

                                       31

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                        PAGE
                                        ----
Consolidated Financial Statements
     Report of Independent
      Accountants....................    F-2
     Consolidated Balance Sheet as of
      December 31, 1996
       and 1995......................    F-3
     Consolidated Statement of Income
      for the Years Ended December
      31,
       1996, 1995 and 1994...........    F-4
     Consolidated Statement of
      Changes in Shareholders' Equity
      for the
       Years Ended December 31, 1996,
      1995 and 1994..................    F-5
     Consolidated Statement of Cash
      Flows for the Years Ended
      December 31,
       1996, 1995 and 1994...........    F-6
     Notes to Consolidated Financial
      Statements.....................    F-7
Financial Statement Schedule
     Report of Independent
      Accountants....................    F-22
     Schedule I -- Parent Company
      Condensed Financial
      Statements.....................    F-23

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Southwest Bancorporation of Texas, Inc.:

     We have audited the accompanying consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Bancorporation of Texas, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     As discussed in the notes to the financial statements, the Company changed its accounting for securities as of January 1, 1994.

                                          COOPERS & LYBRAND L.L.P.

Houston, Texas
January 31, 1997

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                             DECEMBER 31,
                                       ------------------------
                                           1996         1995
                                       ------------  ----------
                                        (DOLLARS IN THOUSANDS,
                                           EXCEPT PER SHARE
                                               AMOUNTS)
               ASSETS
Cash and due from banks..............  $     79,734  $   57,310
Federal funds sold...................        62,954      23,885
                                       ------------  ----------
          Total cash and cash
             equivalents.............       142,688      81,195
Securities -- available for sale.....       289,217     295,183
Loans receivable, net................       595,451     433,338
Premises and equipment, net..........         7,959       5,676
Accrued interest receivable..........         6,803       5,974
Prepaid expenses and other assets....         2,381       4,108
                                       ------------  ----------
          Total assets...............  $  1,044,499  $  825,474
                                       ============  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand -- noninterest-bearing...  $    308,438  $  201,338
     Demand -- interest-bearing......        53,819      33,350
     Money market accounts...........       311,499     308,933
     Savings.........................         3,168       2,667
     Time, $100 and over.............       104,007      79,899
     Other time......................        52,638      46,454
                                       ------------  ----------
          Total deposits.............       833,569     672,641
Securities sold under repurchase
  agreements.........................       136,119      95,638
Other short-term borrowings..........        10,027       1,287
Accrued interest payable.............           608         598
Other liabilities....................         2,184       3,161
                                       ------------  ----------
          Total liabilities..........       982,507     773,325
                                       ------------  ----------
Commitments and contingencies
Bank preferred stock.................         7,323       7,323
                                       ------------  ----------
Shareholders' equity:
     Common stock -- $1 par value,
      50,000,000 shares authorized;
      7,734,961 and 7,717,580 shares
      issued and outstanding at
      December 31, 1996 and 1995,
      respectively...................         7,734       7,717
     Additional paid-in capital......        18,030      17,745
     Retained earnings...............        28,730      19,142
     Net unrealized appreciation on
      securities available for sale,
      net of deferred taxes of $94
      and $115 at December 31, 1996
      and 1995, respectively.........           175         222
                                       ------------  ----------
          Total shareholders'
             equity..................        54,669      44,826
                                       ------------  ----------
          Total liabilities and
             shareholders' equity....  $  1,044,499  $  825,474
                                       ============  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
                                        (DOLLARS IN THOUSANDS, EXCEPT
                                             PER SHARE AMOUNTS)
Interest income:
     Loans...........................  $  44,709  $  37,089  $  26,684
     Securities......................     17,856     11,668      6,898
     Federal funds sold and other....        868      1,825        706
                                       ---------  ---------  ---------
          Total interest income......     63,433     50,582     34,288
Interest expense on deposits and
  other borrowings...................     27,262     21,890     11,444
                                       ---------  ---------  ---------
          Net interest income........     36,171     28,692     22,844
Provision for loan losses............      1,670        925      1,145
                                       ---------  ---------  ---------
          Net interest income after
             provision for loan
             losses..................     34,501     27,767     21,699
                                       ---------  ---------  ---------
Other income:
     Service charges.................      2,883      2,386      2,122
     Other operating income..........      2,005      1,258        665
     Gain on sale of other assets....                    68        276
                                       ---------  ---------  ---------
          Total other income.........      4,888      3,712      3,063
                                       ---------  ---------  ---------
Other expenses:
     Salaries and employee
       benefits......................     14,379     10,686      8,672
     Occupancy expense...............      3,475      2,510      1,995
     Loss on sale of securities,
       net...........................        112        639         63
     Other operating expenses........      6,002      5,623      5,052
                                       ---------  ---------  ---------
          Total other expenses.......     23,968     19,458     15,782
                                       ---------  ---------  ---------
          Income before income
             taxes...................     15,421     12,021      8,980
Provision for income taxes...........     (5,376)    (4,214)    (3,141)
                                       ---------  ---------  ---------
          Net income before bank
             preferred stock
             dividend................     10,045      7,807      5,839
                                       ---------  ---------  ---------
Bank preferred stock dividend........        457         50
                                       ---------  ---------  ---------
          Net income available for
             common shareholders.....  $   9,588  $   7,757  $   5,839
                                       =========  =========  =========
          Earnings per common
             share...................  $    1.12  $    0.92  $    0.70
                                       =========  =========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                    NET UNREALIZED
                                                                                     APPRECIATION
                                                                                    (DEPRECIATION)
                                          COMMON STOCK      ADDITIONAL              ON SECURITIES        TOTAL
                                       ------------------    PAID-IN     RETAINED     AVAILABLE      SHAREHOLDERS'
                                        SHARES    DOLLARS    CAPITAL     EARNINGS      FOR SALE         EQUITY
                                       --------   -------   ----------   --------   --------------   -------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1993...........  7,659,938  $ 7,660    $ 16,237    $  5,546                       $29,443
     Cumulative effect of change in
       accounting for securities, net
       of deferred taxes of $(279)...                                                  $    541             541
     Issuance of common stock to
       benefit plan..................    23,745        24         123                                       147
     Exercise of stock options.......    12,500        12          23                                        35
     Paid-in capital for stock
       options.......................                             935                                       935
     Deferred compensation
       amortization..................                             187                                       187
     Net change in unrealized
       depreciation on securities
       available for sale, net of
       deferred taxes of $699........                                                    (1,357)         (1,357)
     Net income......................                                       5,839                         5,839
                                       --------   -------   ----------   --------   --------------   -------------
BALANCE, DECEMBER 31, 1994...........  7,696,183    7,696      17,505      11,385          (816)         35,770
     Issuance of common stock to
       benefit plan..................    18,172        18         109                                       127
     Exercise of stock options.......     3,225         3          (1)                                        2
     Deferred compensation
       amortization..................                             132                                       132
     Net change in unrealized
       appreciation on securities
       available for sale, net of
       deferred taxes of $(535)......                                                     1,038           1,038
     Cash dividends on preferred
       stock ($.07 per share)........                                         (50)                          (50)
     Net income......................                                       7,807                         7,807
                                       --------   -------   ----------   --------   --------------   -------------
BALANCE, DECEMBER 31, 1995...........  7,717,580    7,717      17,745      19,142           222          44,826
     Issuance of common stock to
       benefit plan..................    17,435        17         151                                       168
     Liquidation of partial shares...       (54)                   (1)                                       (1)
     Deferred compensation
       amortization..................                             135                                       135
     Net change in unrealized
       appreciation on securities
       available for sale, net of
       deferred taxes of $25.........                                                       (47)            (47)
     Cash dividends on preferred
       stock ($.61 per share)........                                        (457)                         (457)
     Net income......................                                      10,045                        10,045
                                       --------   -------   ----------   --------   --------------   -------------
BALANCE DECEMBER 31, 1996............  7,734,961  $ 7,734    $ 18,030    $ 28,730      $    175         $54,669
                                       ========   =======   ==========   ========   ==============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1996          1995          1994
                                       ------------  ------------  ------------
                                                (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
     Net income......................  $     10,045  $      7,807  $      5,839
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
          Provision for loan
             losses..................         1,670           925         1,145
          Depreciation...............         2,037         1,440         1,028
          Compensation expense.......           168           127           147
          Deferred compensation
             amortization............           135           132           187
          Deferred tax expense
             (benefit)...............           375          (445)         (419)
          Gain on sale of other
             assets..................                         (68)         (276)
          Realized losses on
             securities available for
             sale....................           112           639            63
          Net amortization of
             premiums and
             discounts...............         1,758           256           314
          Dividends on Federal Home
             Loan Bank stock.........        (1,694)         (957)
          Decrease (increase) in
             accrued interest
             receivable, prepaid
             expenses and other
             assets..................           823        (3,646)       (1,655)
          (Decrease) increase in
             accrued interest payable
             and other liabilities...        (1,032)        2,247           392
                                       ------------  ------------  ------------
               Net cash provided by
                  operating
                  activities.........        14,397         8,457         6,765
Cash flows from investing activities:
     Proceeds from maturity of
       securities available for
       sale..........................        38,375        57,000        20,000
     Proceeds from maturity of
       securities held to maturity...                       8,000
     Principal paydowns of
       mortgage-backed securities
       available for sale............        50,138         6,691         2,091
     Principal paydowns of
       mortgage-backed securities
       held to maturity..............                       8,208         4,608
     Proceeds from sale of securities
       available for sale............        43,011        56,152         7,939
     Purchase of securities available
       for sale......................      (125,802)     (199,587)      (42,208)
     Purchase of securities held to
       maturity......................                     (78,546)       (9,008)
     Proceeds from sale of other real
       estate and other loan related
       assets........................            24           500           750
     Net increase in loans
       receivable....................      (164,087)      (80,393)      (72,874)
     Purchase of premises and
       equipment.....................        (4,320)       (2,516)       (2,607)
                                       ------------  ------------  ------------
               Net cash used in
                  investing
                  activities.........      (162,661)     (224,491)      (91,309)
Cash flows from financing activities:
     Net increase in
       noninterest-bearing demand
       deposits......................       107,100        28,745        40,823
     Net increase in time deposits...        30,293        11,159        24,012
     Net increase in other
       interest-bearing deposits.....        23,536       142,901         7,306
     Net increase in securities sold
       under repurchase agreements...        40,480        53,190        19,308
     Net increase (decrease) in other
       short-term borrowings.........         8,739        (7,531)        8,819
     Net proceeds from issuance of
       Bank preferred stock..........                       7,323
     Payment of dividends on Bank
       preferred stock...............          (391)
                                       ------------  ------------  ------------
               Net cash provided by
                  financing
                  activities.........       209,757       235,787       100,268
                                       ------------  ------------  ------------
Net increase in cash and cash
  equivalents........................        61,493        19,753        15,724
Cash and cash equivalents at
  beginning of year..................        81,195        61,442        45,718
                                       ------------  ------------  ------------
Cash and cash equivalents at end of
  year...............................  $    142,688  $     81,195  $     61,442
                                       ============  ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION

     The consolidated financial statements for the year ended December 31, 1996 include the accounts of Southwest Bancorporation of Texas, Inc. (the
"Company") and its wholly-owned subsidiaries Southwest Bank of Texas National Association (the "Bank") and Southwest Bancorporation of Delaware, Inc. (the "Delaware Company"). All material intercompany accounts and transactions have been eliminated. The financial statements for prior years include the accounts of the Bank.

     NATURE OF OPERATIONS

     The Company was incorporated in March 1996 for the purpose of serving as a holding company for the Bank and the Delaware Company. Substantially all of the Company's revenue and income is derived from the operation of the Bank. The Bank provides a full range of commercial and private banking services to small and middle market businesses and individuals in the Houston metropolitan area.

     On June 30, 1996, the Company acquired the Bank through a one for one exchange of common shares and assumed the Bank's stock option plans. Shareholders' equity has been restated for all periods presented to reflect the recapitalization. Accordingly, Bank preferred stock (See Note 10.), whose holders are other than the Company and the Delaware Company, was segregated from shareholders' equity in the accompanying consolidated balance sheet and consolidated statement of changes in shareholders' equity. In addition, certain other amounts in the financial statements have been reclassified to conform to current financial statement presentation. These other reclassifications had no effect on consolidated net income, shareholders' equity or cash flows. In November 1996, the Company effected a 2.5 for 1 common stock split in the form of a common stock dividend (the "Stock Split"). All share and per share information for common stock has been retroactively restated to reflect the Stock Split.

     MANAGEMENT'S ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     The Company considers its federal funds sold, due from bank demand accounts and other highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company classifies its investments in money market funds as securities and not cash equivalents.

     The Company is required to maintain noninterest-bearing cash reserve balances with the Federal Reserve Bank. The average balance was approximately $15,200 and $10,900 for the years ended December 31, 1996 and 1995, respectively.

     SECURITIES

     The Company adopted Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ("SFAS 115") on January 1, 1994. The cumulative effect of the change has been included in the accompanying statement of changes in shareholders' equity for the year ended December 31, 1994.

     Securities which management intends and has the ability to hold to maturity are classified as held to maturity. Securities held to maturity are stated at cost, increased by accretion of discounts and reduced by

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) amortization of premiums, both computed by the interest method. The Company held no securities classified as held to maturity at December 31, 1996 or 1995.

     Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors, are classified as available for sale and are carried at fair value. Fair values of securities are estimated based on available market quotations. Unrealized holding gains and losses, net of taxes, on available for sale securities are reported as a net amount in a separate component of shareholders' equity until realized. The carrying value of securities available for sale is increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method. Gains and losses on the sale of available for sale securities are determined using the specific identification method.

     Trading securities are carried at market value. Realized and unrealized gains and losses on trading securities are recognized in the statement of income as they occur. The Company held no trading securities during 1996, 1995 or 1994.

     The Company reviews its financial position, liquidity and future plans in evaluating the criteria for classifying investment securities. Securities are classified among categories at the time the securities are purchased. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The Company believes that none of the unrealized losses should be considered other than temporary.

     Transfer of securities between classifications are accounted for at fair value. In November 1995, the Company transferred all of its held to maturity securities to available for sale as explained further in Note 2.

     LOANS

     Loans are reported at the principal amount outstanding, net of unearned discount, deferred loan fees and the allowance for loan losses.

     Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are designated as nonaccrual when reasonable doubt exists as to the full, timely collection of interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT
OF A LOAN, as amended by SFAS No. 118. Under SFAS 114, as amended, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest past due. The Company generally considers a period of delay in payment to include delinquency up to 90 days. Accordingly, for purposes of applying SFAS 114, as amended, impaired loans have been defined as all nonaccrual loans. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and a

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) corresponding charge to operations. The adoption of SFAS 114 did not result in additional provisions for loan losses.

     ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is established through a provision for such losses charged against operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to reflect the risks inherent in the existing loan portfolio and commitments to extend credit and is based on evaluations of the collectibility and prior loss experience of loans. The evaluations are based on a number of subjective factors including current and anticipated economic conditions, changes in the loan portfolio, adequacy of loan collateral and other relevant factors.

     The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Company may ultimately incur losses which vary from management's current estimates. Adjustments to the allowance for loan losses will be reported in the period such adjustments become known or are reasonably estimable.

     LOAN FEES AND COSTS

     Nonrefundable loan origination and commitment fees and direct costs associated with originating loans are deferred and recognized over the lives of the related loans as an adjustment to the loans' yield using a method which approximates the interest method.

     PREMISES AND EQUIPMENT

     Premises and equipment are recorded at cost. Expenditures for renewals and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Any gain or loss from disposition of such assets is reflected in current operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

     OTHER REAL ESTATE OWNED

     Real estate acquired through foreclosure is carried at the lower of the recorded investment in the property or its fair value less estimated selling costs. Prior to foreclosure, the value of the underlying collateral of the loan is written down to its estimated fair value less estimated selling costs by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operations. Operating expenses of such properties, net of related income is included in other operating expenses.

     EARNINGS PER COMMON SHARE

     Earnings per common share is calculated by dividing net income available for common shareholders by the weighted average number of common shares and common share equivalents. Stock options are regarded as common share equivalents and are therefore considered in earnings per share calculations, if dilutive. The number of common share equivalents is determined using the treasury stock method.

     FEDERAL INCOME TAX

     The Company provides for deferred income taxes utilizing the liability method whereby deferred income taxes are recognized for the tax consequences in future years of differences in the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be utilized.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Investment tax credits are used to reduce the current provision for federal income tax in the year in which they are realized.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES ("SFAS 125"). This statement establishes the accounting standards for certain transactions related to transfers with continuing involvement in the transferred assets and the extinguishment of a liability in connection with a transfer. SFAS 125 is effective for transactions occurring after December 31, 1996. The impact on the consolidated financial statements of adopting this statement is not expected to be material to the Company's financial position, operations or cash flows.

2.  SECURITIES:

     The carrying amount and approximate fair value of securities classified as available for sale is as follows:

                                                      DECEMBER 31, 1996
                                        ---------------------------------------------
                                                       GROSS UNREALIZED
                                        AMORTIZED      -----------------      FAIR
                                          COST         GAINS      LOSSES     VALUE
                                        ---------      -----      ------   ----------
U. S. Government securities..........   $  83,345      $ 315      $  (68)  $   83,592
Mortgage-backed securities...........     159,106        524        (507)     159,123
Federal Reserve Bank stock...........         950                                 950
Federal Home Loan Bank stock, at
cost.................................      39,386                              39,386
Other securities.....................       6,161          5                    6,166
                                        ---------      -----      ------   ----------
     Total securities available for
       sale..........................   $ 288,948      $ 844      $ (575)  $  289,217
                                        =========      =====      ======   ==========

                                                      DECEMBER 31, 1995
                                        ---------------------------------------------
                                                       GROSS UNREALIZED
                                        AMORTIZED      -----------------      FAIR
                                          COST         GAINS      LOSSES     VALUE
                                        ---------      -----      ------   ----------
U. S. Government securities..........   $  97,797      $ 491      $ (200)  $   98,088
Mortgage-backed securities...........     154,083        451        (416)     154,118
Federal Reserve Bank stock...........         946                                 946
Federal Home Loan Bank stock, at
cost.................................      37,692                              37,692
Other securities.....................       4,329         10                    4,339
                                        ---------      -----      ------   ----------
     Total securities available for
       sale..........................   $ 294,847      $ 952      $ (616)  $  295,183
                                        =========      =====      ======   ==========

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The scheduled maturities of securities classified as available for sale is as follows:

                                           DECEMBER 31, 1996            DECEMBER 31, 1995
                                        -----------------------      -----------------------
                                        AMORTIZED       FAIR         AMORTIZED       FAIR
                                           COST        VALUE            COST        VALUE
                                        ----------   ----------      ----------   ----------
Due in one year or less..............    $  39,877   $   40,008       $  41,533   $   41,655
Due from one year to five years......       43,468       43,584          56,264       56,433
                                        ----------   ----------      ----------   ----------
                                            83,345       83,592          97,797       98,088
                                        ----------   ----------      ----------   ----------
Mortgage-backed securities...........      159,106      159,123         154,083      154,118
Federal Reserve Bank stock...........          950          950             946          946
Federal Home Loan Bank stock.........       39,386       39,386          37,692       37,692
Other securities.....................        6,161        6,166           4,329        4,339
                                        ----------   ----------      ----------   ----------
     Total securities available for
       sale..........................    $ 288,948   $  289,217       $ 294,847   $  295,183
                                        ==========   ==========      ==========   ==========

     In November 1995, the Financial Accounting Standards Board issued A GUIDE TO IMPLEMENTATION OF STATEMENT 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES which provided a one-time reassessment of the appropriateness of the classifications of all securities. Based on such reassessment, the Company transferred all securities in the held to maturity portfolio to the available for sale portfolio in November 1995. The transferred securities had an amortized cost of $150,278 and net unrealized losses of $574. The transfer resulted in a decrease of $373 to consolidated shareholders' equity. Such reassessment does not change management's intent to hold other debt securities to maturity in the future. At this time classification of all securities as available for sale allows the Company to manage its investment portfolio more effectively and to enhance the average yield on the portfolio.

     At December 31, 1996 and 1995, respectively, securities amounting to $168,190 and $148,600 with a market value of $160,167 and $148,538 have been pledged to collateralize repurchase agreements, public deposits and other items.

3.  LOANS:

                                            DECEMBER 31,
                                       ----------------------
                                          1996        1995
                                       ----------  ----------
Commercial...........................  $  300,315  $  194,304
Real estate:
     Construction....................      68,205      47,152
     1-4 family residential..........     113,792      88,297
     Other...........................      67,392      65,156
Consumer.............................      52,762      44,147
                                       ----------  ----------
                                          602,466     439,056
Less:
     Unearned fees and discounts.....        (991)       (797)
     Allowance for loan losses.......      (6,024)     (4,921)
                                       ----------  ----------
                                       $  595,451  $  433,338
                                       ==========  ==========

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     An analysis of the allowance for loan losses is as follows:

                                         1996       1995       1994
                                       ---------  ---------  ---------
Balance, beginning of year...........  $   4,921  $   4,294  $   3,250
Provision charged against
operations...........................      1,670        925      1,145
Charge offs..........................       (595)      (312)      (167)
Recoveries...........................         28         14         66
                                       ---------  ---------  ---------
Balance, end of year.................  $   6,024  $   4,921  $   4,294
                                       =========  =========  =========

     The Company had approximately $955 and $291 in nonaccrual and impaired loans at December 31, 1996 and 1995, respectively.

     The Company has loans, deposits, and other transactions with its principal shareholders, officers, directors and organizations with which such persons are associated which were made in the ordinary course of business. At December 31, 1996 and 1995, the aggregate amount of loans and unfunded lines of credit to such related parties was $8,318 and $6,574, respectively.

     Following is an analysis of activity with respect to these amounts:

                                              DECEMBER 31,
                                          --------------------
                                            1996       1995
                                          ---------  ---------
Balance, beginning of year..............  $   6,574  $   9,162
New loans...............................      3,374      1,177
Repayments..............................     (1,630)    (3,765)
                                          ---------  ---------
Balance, end of year....................  $   8,318  $   6,574
                                          =========  =========

4.  PREMISES AND EQUIPMENT:

     Premises and equipment consists of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1996       1995
                                       ---------  ---------
Land.................................  $     955  $     955
Premises and leasehold
improvements.........................      2,737      1,892
Furniture and equipment..............     10,662      7,539
                                       ---------  ---------
                                          14,354     10,386
Less accumulated depreciation and
amortization.........................      6,395      4,710
                                       ---------  ---------
                                       $   7,959  $   5,676
                                       =========  =========

5.  PREPAID EXPENSES AND OTHER ASSETS:

     Prepaid expenses and other assets consists of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1996       1995
                                       ---------  ---------
Prepaid expenses.....................  $     367  $     459
Foreclosed real estate...............        262
Deferred taxes.......................      1,193      1,883
Banker's acceptances.................        322      1,713
Other................................        237         53
                                       ---------  ---------
                                       $   2,381  $   4,108
                                       =========  =========

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  DEPOSITS:

     Scheduled maturities of time deposits are summarized as follows:

                                            DECEMBER 31,
                                       ----------------------
              MATURITY                    1996        1995
              --------                 ----------  ----------
1997.................................  $  137,908  $  108,970
1998.................................      12,762       9,720
1999.................................       3,375       4,989
2000.................................         620       1,108
2001.................................       1,410         591
Thereafter...........................         570         975
                                       ----------  ----------
                                       $  156,645  $  126,353
                                       ==========  ==========

     At December 31, 1996 and 1995, the aggregate amount of deposits from related parties was $36,383 and $45,657, respectively.

7.  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER SHORT-TERM BORROWINGS:

     Securities sold under repurchase agreements and other short-term borrowings, consisting of federal funds purchased and treasury, tax, and loan deposits, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                        DECEMBER 31,      DECEMBER 31,
                                            1996              1995
                                        ------------      ------------
Securities sold under repurchase
  agreements:
     Average.........................     $103,927          $ 65,674
     Year-end........................      136,119            95,638
     Maximum month-end balance during
       year..........................      136,119            95,638
Interest rate:
     Average.........................         4.88%             5.36%
     Year-end........................         4.93%             5.41%
Other short-term borrowings:
     Average.........................     $ 13,137          $  6,904
     Year-end........................       10,027             1,287
     Maximum month-end balance during
       year..........................       60,044            10,000
Interest rate:
     Average.........................         5.30%             5.58%
     Year-end........................         5.16%             5.32%

     Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

8.  FEDERAL INCOME TAXES:

     The income tax (provision)/benefit for the years ended December 31, 1996, 1995 and 1994 is composed of the following:

                                         1996       1995       1994
                                       ---------  ---------  ---------
Current..............................  $  (5,001) $  (4,659) $  (3,560)
Deferred.............................       (375)       445        419
                                       ---------  ---------  ---------
                                       $  (5,376) $  (4,214) $  (3,141)
                                       =========  =========  =========

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects are as follows:

                                           DECEMBER 31, 1996          DECEMBER 31, 1995
                                        -----------------------    -----------------------
                                         TEMPORARY        TAX       TEMPORARY        TAX
                                        DIFFERENCES     EFFECT     DIFFERENCES     EFFECT
                                        ------------    -------    ------------    -------
Premises and equipment...............      $   23       $     8       $  274       $    96
Allowance for loan losses............       5,555         1,944        4,101         1,435
Unearned fees........................          66            23          162            57
Deferred compensation................       1,381           483        1,246           436
Accruals.............................         138            48           68            24
                                        ------------    -------    ------------    -------
     Deferred income tax asset.......      $7,163         2,506       $5,851         2,048
                                        ============               ============
                                                        -------                    -------
Unrealized gain on securities
available for sale...................      $  269            94       $  336           114
Market discounts on securities.......         255            89          147            51
Federal Home Loan Bank stock
dividend.............................       3,230         1,130
                                        ------------    -------    ------------    -------
     Deferred income tax liability...      $3,754         1,313       $  483           165
                                        ============               ============
                                                        -------                    -------
Net deferred income tax asset........                   $ 1,193                    $ 1,883
                                                        =======                    =======

     The reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows:

                                        YEAR ENDED DECEMBER 31,
                                        ------------------------
                                        1996      1995      1994
                                        ----      ----      ----
Statutory federal income tax rate....   35.0%     35.0%     34.0%
Permanent differences................    0.5       0.7       0.9
Effect of utilization of graduated
tax rates............................   (0.7)     (0.8)
Other................................    0.1       0.2       0.1
                                        ----      ----      ----
Effective income tax rate............   34.9%     35.1%     35.0%
                                        ====      ====      ====

9.  EMPLOYEE BENEFITS:

     STOCK-BASED COMPENSATION PLAN

     The Company sponsors, and currently grants awards under, the Southwest Bancorporation of Texas, Inc. 1996 Stock Option Plan (the "Stock Option Plan"), which is a stock-based compensation plan as described below. The Company has also sponsored similar stock-based compensation plans in prior years.

     The Company applies Accounting Principle Board Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for the Stock Option Plan and the Company's other prior stock-based compensation plans. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123") which, if fully adopted by the Company, would change the method the Company applies in recognizing the expense of its stock-based compensation plans. Adoption of the expense recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     THE STOCK OPTION PLAN

     Under the Stock Option Plan, the Company is authorized to issue up to 650,000 shares of common stock pursuant to "Awards" granted in the form of incentive stock options, nonqualified stock options, and stock appreciation rights. Awards may be granted to selected employees and directors of the Company or any subsidiary. The Stock Option Plan provides that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant.

     The Company granted 418,000 stock options in 1996 and 170,550 stock options in 1995. These stock options were granted with an exercise price, as determined in each individual grant agreement. Of the stock options granted in 1996, 19,400 options were 100% vested at grant and the balance vest over a five year period commencing on the date of grant (i.e., 60% vest on the third anniversary of the date of grant and 20% vest on each of the next two anniversaries of the date of grant). Of the stock options granted in 1995, 18,050 options were 100% vested at grant and the balance vest over a five year period on the same terms as the vesting schedule applicable to the 1996 stock options.

     Included in the 1996 grants were 2,500 nonqualified stock options that will vest only if a specified performance measure is attained. These performance-based stock options were not vested at December 31, 1996, but for purposes of the pro forma amounts shown below, are assumed to become fully vested by the anniversary of the date of grant in 1997.

     In accordance with APB 25, compensation expense is recognized for discounted stock options granted and for performance-based stock options granted (but not for the nondiscounted stock options granted). The Company has recognized $135, $132 and $187 of compensation expense in connection with these grants in 1996, 1995 and 1994, respectively.

     A summary of the status of the Company's stock options as of December 31, 1996, 1995, and 1994 and the change during the years is as follows:

                                                 1996                      1995                      1994
                                        ----------------------    ----------------------    ----------------------
                                                      WEIGHTED                  WEIGHTED                  WEIGHTED
                                         # SHARES     AVERAGE      # SHARES     AVERAGE      # SHARES     AVERAGE
                                        UNDERLYING    EXERCISE    UNDERLYING    EXERCISE    UNDERLYING    EXERCISE
                                         OPTIONS       PRICES      OPTIONS       PRICES      OPTIONS       PRICES
                                        ----------    --------    ----------    --------    ----------    --------
Outstanding at beginning of the
  year...............................    1,129,400      $2.97        962,075      $2.19        810,150      $1.51
     Granted at a discount...........       21,250      $9.46         26,250      $6.52        145,000      $5.09
     Granted at-the-money............      394,250     $16.23        126,250      $7.30         29,425      $6.76
     Granted at a premium............        2,500     $10.00         18,050      $8.80              0        n/a
Total granted........................      418,000     $15.85        170,550      $7.34        174,425      $5.37
Exercised............................            0        n/a          3,225       $.40         12,500       $.40
Forfeited............................       23,750      $8.31              0        n/a         10,000      $4.95
Expired..............................            0        n/a              0        n/a              0        n/a
Outstanding at end of year...........    1,523,650      $6.42      1,129,400      $2.97        962,075      $2.19
Exercisable at end of year...........      600,443      $2.08        525,985      $1.64        446,163      $1.43

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model with the following weighted-average assumptions for grants in 1996 and 1995: dividend yield of 0.00%: risk-free interest rates are different for each grant and range from 5.33% to 6.93%; and the expected lives of options range from 5 to 6 years. The weighted average fair value of options granted during the year is as follows:

                                         1996       1995
                                       ---------  ---------
Weighted-average fair value of
  options granted at a discount......  $    3.17  $    2.91
Weighted-average fair value of
  options granted at-the-money.......  $    4.77  $    2.16
Weighted-average fair value of
  options granted at a premium.......  $    2.40  $    1.91
Weighted-average fair value of all
  options granted during the year....  $    4.67  $    2.25

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1996:

                                                 OPTIONS OUTSTANDING
                                        --------------------------------------      OPTIONS EXERCISABLE
                                                        WEIGHTED                  -----------------------
                                                         AVERAGE      WEIGHTED                   WEIGHTED
                                                        REMAINING     AVERAGE                    AVERAGE
                                          NUMBER       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
      RANGE OF EXERCISE PRICES          OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
-------------------------------------   -----------    -----------    --------    -----------    --------
$.40 to $5.00........................      798,175        *             $1.53       547,318        $1.20
$5.01 to $11.00......................      346,850        *             $6.68        33,725        $8.06
$11.01 to $16.50.....................      378,625         9.89        $16.50        19,400       $16.50
                                        -----------    -----------    --------    -----------    --------
$.40 to $16.50.......................    1,523,650        *             $6.42       600,443        $2.08
                                        ===========                               ===========

------------

* All options, with an exercise price between $.40 to $11.00, are exercisable while the employee remains an employee at the Company and cease to be exercisable three months after termination of employment.

     If the fair value based method of accounting under SFAS 123 had been applied, the Company's net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period):

                                       YEAR ENDED DECEMBER
                                               31,
                                       --------------------
                                         1996       1995
                                       ---------  ---------
Net income available for common
  shareholders
     As reported.....................  $   9,588  $   7,757
     Pro forma.......................      9,455      7,688
Earnings per common share
     As reported.....................  $    1.12  $    0.92
     Pro forma.......................       1.11       0.92

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.

     In January 1997, an officer of the Company exercised options to purchase 250,000 shares of common stock for an aggregate exercise price of $100,000.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     BENEFIT PLAN

     The Bank has adopted a contributory profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees (the "401-K Plan"). Each year the Bank determines, at its discretion, the amount of matching contributions. For the period July 1, 1993 to June 30, 1994, the Bank elected to match 100% of the employee contributions not to exceed 5% of the employee's annual compensation. Beginning July 1, 1994 the Bank matches 50% of the employee contributions not to exceed 3% of the employee's annual compensation. Total plan expense charged to the Company's operations for the years ended December 31, 1996, 1995 and 1994 was $180, $136 and $146,
respectively.

     During April 1993, the 401-K Plan was amended to allow the Company to contribute shares of common stock of the Company (valued at the approximate fair market value on the date of contribution) instead of cash. Under the plan 250,000 shares of common stock are issuable. A total of 17,435, 18,172 and 23,745 shares at prices ranging from $9.20 to $10.20, $6.50 to $7.60 and $6.20 were issued to the 401-K Plan during the twelve months ended December 31, 1996, 1995 and 1994, respectively.

10.  PREFERRED STOCK:

     The Bank authorized 1,500,000 shares of Series 1 Adjustable Rate First Preferred Stock, $5 par value, ("Bank Preferred Stock") in October 1995 and issued 750,000 shares in November 1995. The Bank Preferred Stock holders have no voting rights except in certain circumstances. Each share of preferred stock is entitled to a liquidation preference of $10.

     Dividends on the Bank Preferred Stock are noncumulative. The Bank is prohibited from paying any cash dividends on the common stock unless all dividends on the Bank Preferred Stock have been paid in full for all completed quarterly periods. Bank Preferred Stock dividends are payable quarterly in arrears and are calculated on the $10 subscription price at a rate of 1% above the United States Treasury bill rate.

     The Bank Preferred Stock may be redeemed at any time on or after December 31, 1997, at the option of the Bank, in whole or in part, at $10.10 per share, together with all unpaid dividends per share, whether or not declared (the "Redemption Price"). Each quarter after December 31, 1999, the redemption price increases by $.05 per share. If a change of control occurs prior to December 31, 1997, the Bank Preferred Stock may be redeemed at the option of the Bank at the redemption price. Ninety days after a change of control, each share of Bank Preferred Stock is convertible, at the option of the holder, into the number of common shares equal to the quotient of $10 divided by the book value per common share.

     In January 1997, upon written approval of the holders of the Bank Preferred Stock, the Bank redeemed all of the outstanding shares for approximately $7.5 million. (See Note 17.)

11.  EARNINGS PER COMMON SHARE:

Earnings per common share is computed as follows:

                                               YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1996          1995          1994
                                       ------------  ------------  ------------
Net income available for common
shareholders.........................  $      9,588  $      7,757  $      5,839
Divided by average common shares and
  common share equivalents:
     Average common shares...........     7,726,405     7,707,428     7,675,340
     Average common share
     equivalents.....................       808,313       686,690       626,270
                                       ------------  ------------  ------------
Total average common shares and
  common share equivalents...........     8,534,718     8,394,118     8,301,610
Earnings per common share............  $       1.12  $       0.92  $       0.70
                                       ============  ============  ============

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  COMMITMENTS AND CONTINGENCIES:

  LITIGATION

     The Company is involved in various lawsuits that arose in the normal course of business. The Company's management believes there are substantial defenses against these claims. In the opinion of management of the Company, after consultation with its legal counsel, the ultimate liability, if any, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  LEASES

     At December 31, 1996, the Company has certain noncancelable operating leases which cover the Company's premises with approximate future minimum annual rental payments as follows:

1997.................................  $   1,600
1998.................................      1,600
1999.................................      1,600
2000.................................      1,600
2001 and thereafter..................      7,500
                                       ---------
                                       $  13,900
                                       =========

     Rent expense was $1,047, $779 and $657 for the years ended December 31, 1996, 1995 and 1994, respectively.

     On May 1, 1996, the Company entered into a ten year agreement to lease office space and a motor bank in the Galleria area. The lease commenced on November 11, 1996 with annual rental payments of approximately $1,200.

13.  REGULATORY CAPITAL COMPLIANCE:

     The Company and the Bank are subject to regulatory risk-based capital requirements that assign risk factors to all assets, including off-balance sheet items such as loan commitments and standby letters of credit. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Capital is separated into two categories, Tier 1 and Tier 2, which combine for total capital. At December 31, 1996, the Company's and Bank's Tier 1 capital consists of their respective shareholders' equity and Tier 2 consists of the allowance for loans losses subject to certain limitations. The guidelines require total capital of 8% of risk-weighted assets.

     In conjunction with risk-based capital guidelines, the regulators have issued capital leverage guidelines. The leverage ratio consists of Tier 1 capital as a percent of total assets. The minimum leverage ratio for all banks is 3%, with a higher minimum ratio dependent upon the condition of the individual bank. The 3% minimum was established to make certain that all banks have a minimum capital level to support their assets, regardless of risk profile.

     As of December 31, 1996, the most recent notification from the regulators categorized the Company and Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the category.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The regulatory capital position and leverage ratio of the Company and Bank as of December 31, 1996 is as follows:

                                        COMPUTED     COMPUTED
                                         CAPITAL      PERCENT
                                        ---------    ---------
Total capital........................    $67,728       10.41%(1)
Tier 1 capital.......................     61,704        9.49%(1)
Leverage ratio.......................                   6.59%

------------

(1) Stated as a percent of risk-weighted assets as defined in the Office of the Comptroller of the Currency capital regulations.

     The Company and the Bank are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval in addition to dividend restrictions associated with the Bank Preferred Stock.

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK:

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include loan commitments and letters of credit that involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the financial statements.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the loan commitments and letters of credit is limited to the contractual amount of those instruments. The Company uses the same credit policies in evaluating loan commitments and letters of credit as it does for on-balance sheet instruments.

     The approximate amounts of financial instruments with off-balance sheet risk are as follows:

                                        DECEMBER 31,     DECEMBER 31,
                                            1996             1995
                                          CONTRACT         CONTRACT
                                           AMOUNT           AMOUNT
                                        -------------    -------------
Financial instruments whole contract
  amounts represent credit risk:
     Loan commitments including
       unfunded lines of credit......     $ 257,000        $ 230,000
     Standby letters of credit.......        25,000           20,000
     Commercial letters of credit....         5,000            1,000
                                        -------------    -------------
                                          $ 287,000        $ 251,000
                                        =============    =============

     Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

     Since many of the loan commitments and letters of credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Standby letters of credit are conditional commitments by the Company to guarantee the performance of a customer to a third party.

     The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment, and real property.

     The Company originates real estate, commercial and consumer loans primarily to customers in the greater Houston, Texas area. Although the Company has a diversified loan portfolio, a substantial portion of

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) its customers' ability to honor their contracts is dependent upon the local Houston economy and the real estate market.

     The Company maintains funds on deposit at correspondent banks which at times exceed the federally insured limits. Management of the Company monitors the balance in these accounts and periodically assesses the financial condition of correspondent banks.

15.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

     Disclosure about fair value of financial instruments provided below is the information required by Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS ("SFAS 107"). These amounts represent estimates of fair values at a point in time. Significant estimates regarding economic conditions, loss experience, risk characteristics associated with particular financial instruments and other factors were used for the purposes of this disclosure. These estimates are subjective in nature and involve matters of judgment. Therefore, they cannot be determined with precision. Changes in the assumptions could have a material impact on the amounts estimated.

     While the estimated fair value amounts are designed to represent estimates of the amounts at which these instruments could be exchanged in a current transaction between willing parties, many of the Company's financial instruments lack an available trading market as characterized by willing parties engaging in an exchange transaction. In addition, it is the Company's intent to hold most of its financial instruments to maturity and, therefore, it is not probable that the fair values shown will be realized in a current transaction.

     The estimated fair values disclosed do not reflect the value of assets and liabilities that are not considered financial instruments. In addition, the value of long-term relationships with depositors (core deposit intangibles) and other customers is not reflected. The value of these items is significant.

     Because of the wide range of valuation techniques and the numerous estimates which must be made, it may be difficult to make reasonable comparisons of the Company's fair value information to that of other financial institutions. It is important that the many uncertainties discussed above be considered when using the estimated fair value disclosures and to realize that because of these uncertainties, the aggregate fair value amount should in no way be construed as representative of the underlying value of the Company.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          CASH AND CASH EQUIVALENTS: The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents approximate their fair values.

          SECURITIES: Fair values for investment securities are based on quoted market prices.

          FEDERAL HOME LOAN BANK STOCK: The fair value of stock in the Federal Home Loan Bank of Dallas is estimated to be equal to its carrying amount given it is not a publicly traded equity security, it has an adjustable dividend rate, and all transactions in the stock are executed at the stated par value.

          LOAN RECEIVABLES AND ACCRUED INTEREST RECEIVABLE: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

          OFF-BALANCE-SHEET INSTRUMENTS: The fair values of the Company's off-balance-sheet instruments (lending commitments and letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

          DEPOSIT LIABILITIES AND ACCRUED INTEREST PAYABLE: The fair values disclosed for demand deposits (e.g., interest and noninterest checking and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date. Fair values for fixed-rate time deposits are estimated using a discounted cash flow analysis, using interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The carrying amount of accrued interest approximates its fair value.

          SHORT-TERM BORROWINGS: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

          The following table summarizes the carrying values and estimated fair values of financial instruments (all of which are held for purposes other than trading):

                                          DECEMBER 31, 1996        DECEMBER 31, 1995
                                        ---------------------    ---------------------
                                                    ESTIMATED                ESTIMATED
                                        CARRYING      FAIR       CARRYING      FAIR
                                         AMOUNT       VALUE       AMOUNT       VALUE
                                        --------    ---------    --------    ---------
Assets
     Cash and due from banks.........   $ 79,734    $  79,734    $ 57,310    $  57,310
     Fed funds sold..................     62,954       62,954      23,885       23,885
     Securities available for sale...    289,217      289,217     295,183      295,183
     Loans, net of allowance.........    595,451      604,870     433,338      434,036
     Accrued interest receivable.....      6,803        6,803       5,974        5,974
Liabilities
     Deposits........................    833,569      833,639     672,641      673,147
     Securities sold under repurchase
       agreements....................    136,119      136,119      95,638       95,638
     Other short-term borrowings.....     10,027       10,027       1,287        1,287
     Accrued interest payable........        608          608         598          598

     The total fair value of the Company's loan commitments and letters of credit was immaterial at December 31, 1996 and 1995.

16.  SUPPLEMENTAL CASH FLOW INFORMATION:

     The supplemental cash flow information for the years ended December 31, 1996, 1995, and 1994 is as follows:

                                                   DECEMBER 31,
                                          -------------------------------
                                            1996       1995       1994
                                          ---------  ---------  ---------
Cash paid for interest..................  $  27,252  $  21,774  $  11,356
Cash paid for federal income tax........      4,890      4,244      3,560

17.  SUBSEQUENT EVENT:

     In January 1997, the Company completed an initial public offering ("IPO") of its common stock. A total of 1,322,500 shares of common stock were sold by the Company at $16.50 per share. Substantially all of the net proceeds from the IPO were contributed to the Bank and used to redeem the 750,000 outstanding shares of Bank Preferred Stock and for general corporate purposes.

     In the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128") and Statement of Financial Accounting Standards No. 129,
DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE ("SFAS 129"). These statements will be adopted by the Company effective December 31, 1997. SFAS 128 simplifies the computation of earnings per common share by replacing primary and fully-diluted presentations with the new basic and diluted disclosures. SFAS 129 establishes standards for disclosing information about an entity's capital structure.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Southwest Bancorporation of Texas, Inc.:

     Our report on the consolidated financial statements of Southwest Bancorporation of Texas, Inc. and Subsidiaries, which includes an explanatory paragraph regarding the Company's change as of January 1, 1994 in accounting for securities, is included on page F-2 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                         COOPERS & LYBRAND
L.L.P.

Houston, Texas
January 31, 1997

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
          SCHEDULE I -- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
                            CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)

                                        DECEMBER 31,
                                            1996
                                        ------------
               ASSETS
Cash and cash equivalents............     $     55
Investment in subsidiaries...........       54,560
Intercompany receivables.............           55
Other assets.........................           71
                                        ------------
          Total assets...............     $ 54,741
                                        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Intercompany payables...........     $     72
                                        ------------
          Total liabilities..........           72
                                        ------------
Shareholders' equity
     Common stock....................        7,734
     Additional paid-in capital......       18,030
     Retained earnings...............       28,730
     Net unrealized appreciation on
      securities available for
      sale...........................          175
                                        ------------
          Total shareholders'
        equity.......................       54,669
                                        ------------
          Total liabilities and
        shareholders' equity.........     $ 54,741
                                        ============

  These condensed financial statements should be read in conjunction with the
             Consolidated Financial Statements and Notes thereto of
   Southwest Bancorporation of Texas, Inc. and Subsidiaries included herein.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
    SCHEDULE I -- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                         CONDENSED STATEMENT OF INCOME
                                 (IN THOUSANDS)

                                        FOR THE YEAR ENDED
                                        DECEMBER 31, 1996
                                        ------------------
Equity in undistributed income of
  subsidiaries.......................         $9,588
                                            --------
     Income before income taxes......          9,588
     Income taxes....................        --
                                            --------
Net income...........................         $9,588
                                            ========

  These condensed financial statements should be read in conjunction with the
             Consolidated Financial Statements and Notes thereto of
   Southwest Bancorporation of Texas, Inc. and Subsidiaries included herein.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
    SCHEDULE I -- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                       CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                        FOR THE YEAR ENDED
                                        DECEMBER 31, 1996
                                        ------------------
Cash flows from operating activities
     Net income......................        $  9,588
     Adjustments to reconcile net
      income to net cash used in
      operating activities:
     Equity in undistributed income
      of subsidiaries................          (9,588)
     Increase in other assets........            (126)
     Increase in other liabilities...              72
                                        ------------------
          Net cash used in operating
        activities...................             (54)
                                        ------------------
Cash flows from investing activities
     Return on investment in
      subsidiaries...................              20
                                        ------------------
          Net cash provided by
        investing activities.........              20
                                        ------------------
Cash flows from financing activities
     Net proceeds from issuance of
      common stock...................              89
                                        ------------------
          Net cash provided by
            financing activities.....              89
                                        ------------------
Net increase in cash and cash
  equivalents........................              55
Cash and cash equivalents at
  beginning of year..................            --
                                        ------------------
Cash and cash equivalents at end of
  year...............................        $     55
                                        ==================
Supplemental noncash investing
  activities:
     Common stock issued to acquire
      subsidiaries...................        $ 44,992
                                        ==================

  These condensed financial statements should be read in conjunction with the
             Consolidated Financial Statements and Notes thereto of
   Southwest Bancorporation of Texas, Inc. and Subsidiaries included herein.