Form 10-Q
period 1997-03-31
SOUTHWEST BANCORP INC /TX/
filed 1997-05-15
CIK 1027258

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1997

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes U No ____

                            ------------------------

     There were 9,390,933 shares of the Registrant's Common Stock outstanding as of the close of business on March 31, 1997.

================================================================================

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                        PAGE
                                        ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
     Report of Independent
      Accountants....................      2
     Consolidated Balance Sheet as of
      March 31, 1997 and December 31,
      1996...........................      3
     Consolidated Statement of Income
      for the Quarters Ended March
      31,
       1997 and 1996.................      4
     Consolidated Statement of
      Changes in Shareholders' Equity
      for the
       Year Ended December 31, 1996,
      and the quarter ended March 31,
      1997...........................      5
     Consolidated Statement of Cash
      Flows for the Quarters Ended
      March 31,
       1997 and 1996.................      6
     Notes to Consolidated Financial
      Statements.....................      7
Item 2.  Management's Discussion and
Analysis of Financial Condition and
          Results of Operations......      8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...........    N/A
Item 2.  Changes in Securities.......    N/A
Item 3.  Default upon Senior
Securities...........................    N/A
Item 4.  Submission of Matters to a
Vote of Security Holders.............    N/A
Item 5.  Other Information...........    N/A
Item 6.  Exhibits and Reports on Form
8-K..................................    N/A
Signatures...........................     16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

     We have reviewed the accompanying consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiaries (the "Company") as of March 31, 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (the consolidated statements of income and cash flows are not presented herein); and in our report dated January 31, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          COOPERS & LYBRAND L.L.P.

Houston, Texas
May 8, 1997

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                        MARCH 31,      DECEMBER 31,
                                           1997            1996
                                       ------------    ------------
               ASSETS
Cash and due from banks..............  $     72,550     $   79,734
Federal funds sold...................        22,600         62,954
                                       ------------    ------------
          Total cash and cash
              equivalents............        95,150        142,688
Securities -- available for sale.....       311,820        289,217
Loans receivable, net................       643,032        595,451
Premises and equipment, net..........         9,548          7,959
Accrued interest receivable..........         7,264          6,803
Prepaid expenses and other assets....         6,684          2,381
                                       ------------    ------------
          Total assets...............  $  1,073,498     $1,044,499
                                       ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand -- noninterest-bearing...  $    287,183     $  308,438
     Demand -- interest-bearing......         8,523         53,819
     Money market accounts...........       416,069        311,499
     Savings.........................         3,194          3,168
     Time, $100 and over.............        98,071        104,007
     Other time......................        55,538         52,638
                                       ------------    ------------
          Total deposits.............       868,578        833,569
Securities sold under repurchase
  agreements.........................       116,989        136,119
Other short-term borrowings..........         5,044         10,027
Accrued interest payable.............           622            608
Other liabilities....................         3,118          2,184
                                       ------------    ------------
          Total liabilities..........       994,351        982,507
                                       ------------    ------------
Commitments and contingencies
Bank preferred stock.................       --               7,323
                                       ------------    ------------
Shareholders' equity:
     Common stock -- $1 par value,
      50,000,000 shares authorized;
      9,390,933 and 7,734,961 shares
      issued and outstanding at March
      31, 1997 and December 31, 1996,
      respectively...................         9,391          7,734
     Additional paid-in capital......        38,135         18,030
     Retained earnings...............        31,813         28,730
     Net unrealized appreciation
      (depreciation) on securities
      available for sale, net of
      deferred taxes of $103 and
      $(94) at March 31, 1997 and
      December 31, 1996,
      respectively...................          (192)           175
                                       ------------    ------------
          Total shareholders'
              equity.................        79,147         54,669
                                       ------------    ------------
          Total liabilities and
              shareholders' equity...  $  1,073,498     $1,044,499
                                       ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                       QUARTER ENDED MARCH
                                               31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
Interest income:
     Loans...........................  $  13,590  $  10,185
     Securities......................      4,418      4,629
     Federal funds sold and other....        352        175
                                       ---------  ---------
          Total interest income......     18,360     14,989
Interest expense on deposits and
  other borrowings...................      7,860      6,438
                                       ---------  ---------
          Net interest income........     10,500      8,551
Provision for loan losses............        438        280
                                       ---------  ---------
          Net interest income after
             provision for loan
             losses..................     10,062      8,271
                                       ---------  ---------
Other income:
     Service charges.................        927        661
     Other operating income..........        764        404
     Gain on sale of securities,
      net............................        137     --
                                       ---------  ---------
          Total other income.........      1,828      1,065
                                       ---------  ---------
Other expenses:
     Salaries and employee
      benefits.......................      4,204      3,201
     Occupancy expense...............      1,219        804
     Other operating expenses........      1,667      1,390
                                       ---------  ---------
          Total other expenses.......      7,090      5,395
                                       ---------  ---------
          Income before income
             taxes...................      4,800      3,941
Provision for income taxes...........     (1,681)    (1,379)
                                       ---------  ---------
          Net income before bank
             preferred stock
             dividend................      3,119      2,562
                                       ---------  ---------
Bank preferred stock dividend........         36        115
                                       ---------  ---------
          Net income available for
             common shareholders.....  $   3,083  $   2,447
                                       =========  =========
          Earnings per common
             share...................  $    0.32  $    0.29
                                       =========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                    NET UNREALIZED
                                                                                     APPRECIATION
                                                                                    (DEPRECIATION)
                                          COMMON STOCK      ADDITIONAL              ON SECURITIES        TOTAL
                                       ------------------    PAID-IN     RETAINED     AVAILABLE      SHAREHOLDERS'
                                        SHARES    DOLLARS    CAPITAL     EARNINGS      FOR SALE         EQUITY
                                       --------   -------   ----------   --------   --------------   -------------
BALANCE, DECEMBER 31, 1995...........  7,717,580  $ 7,717    $ 17,745    $ 19,142      $    222         $44,826
     Issuance of common stock to
       benefit plan..................    17,435        17         151                                       168
     Liquidation of partial shares...       (54)                   (1)                                       (1)
     Deferred compensation
       amortization..................                             135                                       135
     Net change in unrealized
       appreciation on securities
       available for sale, net of
       deferred taxes of $25.........                                                       (47)            (47)
     Cash dividends on preferred
       stock ($.61 per share)........                                        (457)                         (457)
     Net income......................                                      10,045                        10,045
                                       --------   -------   ----------   --------   --------------   -------------
BALANCE DECEMBER 31, 1996............  7,734,961    7,734      18,030      28,730           175          54,669
     Issuance of common stock to
       benefit plan..................     2,520         3          33                                        36
     Exercise of stock options.......   330,952       331       1,648                                     1,979
     Proceeds of public offering.....  1,322,500    1,323      18,578                                    19,901
     Redemption of Bank preferred
       stock.........................                            (177)                                     (177)
     Deferred compensation
       amortization..................                              23                                        23
     Net change in unrealized
       appreciation on securities
       available for sale, net of
       deferred taxes of $197........                                                      (367)           (367)
     Cash dividends on preferred
       stock ($.05 per share)........                                         (36)                          (36)
     Net income......................                                       3,119                         3,119
                                       --------   -------   ----------   --------   --------------   -------------
BALANCE, MARCH 31, 1997..............  9,390,933  $ 9,391    $ 38,135    $ 31,813      $   (192)        $79,147
                                       ========   =======   ==========   ========   ==============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                        QUARTER ENDED MARCH
                                                31,
                                       ----------------------
                                          1997        1996
                                       ----------  ----------
Cash flows from operating activities:
     Net income......................  $    3,119  $    2,562
     Adjustments to reconcile net
      income to net cash provided by
      operating activities:
          Provision for loan
             losses..................         438         280
          Depreciation...............         702         477
          Compensation expense.......          36          33
          Deferred compensation
             amortization............          23          33
          Realized gains on
             securities available for
             sale....................        (137)     --
          Net amortization of
             premiums and
             discounts...............         351          96
          Dividends on Federal Home
             Loan Bank stock.........        (581)       (560)
          Increase in accrued
             interest receivable,
             prepaid expenses and
             other assets............      (4,595)       (857)
          Increase in accrued
             interest payable and
             other liabilities.......       2,747       1,123
                                       ----------  ----------
               Net cash provided by
                  operating
                  activities.........       2,103       3,187
Cash flows from investing activities:
     Proceeds from maturity of
      securities available for
      sale...........................       4,000      17,000
     Principal paydowns of
      mortgage-backed securities
      available for sale.............      10,285      12,700
     Proceeds from sale of securities
      available for sale.............      24,608         567
     Purchase of securities available
      for sale.......................     (61,693)    (54,816)
     Proceeds from sale of other real
      estate and other loan related
      assets.........................          18      --
     Net increase in loans
      receivable.....................     (48,020)    (13,917)
     Purchase of premises and
      equipment......................      (2,291)       (496)
                                       ----------  ----------
               Net cash used in
                  investing
                  activities.........     (73,093)    (38,962)
Cash flows from financing activities:
     Net decrease in
      noninterest-bearing demand
      deposits.......................     (21,255)     (8,108)
     Net (decrease) increase in time
      deposits.......................      (3,036)     20,467
     Net increase (decrease) in other
      interest-bearing deposits......      59,300     (14,887)
     Net (decrease) increase in
      securities sold under
      repurchase agreements..........     (19,130)      1,959
     Net (decrease) increase in other
      short-term borrowings..........      (4,983)      5,823
     Net proceeds from initial public
      offering of common stock.......      19,901      --
     Net proceeds from exercise of
      stock options..................         307      --
     Retirement of Bank preferred
      stock..........................      (7,500)     --
     Payment of dividends on Bank
      preferred stock................        (152)     --
                                       ----------  ----------
               Net cash provided by
                  financing
                  activities.........      23,452       5,254
                                       ----------  ----------
Net decrease in cash and cash
  equivalents........................     (47,538)    (30,521)
Cash and cash equivalents at
  beginning of period................     142,688      81,195
                                       ----------  ----------
Cash and cash equivalents at end of
  period.............................  $   95,150  $   50,674
                                       ==========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Southwest Bankcorporation of Texas, Inc. (the "Company") and its wholly-owned subsidiaries Southwest Bank of Texas National Association (the "Bank") and Southwest Bancorporation of Delaware Inc. All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at March 31, 1997 and the Company's results of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.  SHAREHOLDERS' EQUITY

     In January 1997, the Company completed an initial public offering ("IPO") of its common stock. A total of 1,322,500 shares of common stock were sold by the Company at $16.50 per share yielding net proceeds of $19.9 million, after deducting underwriting discount and other expenses. Substantially all of the net proceeds from the IPO were contributed to the Bank. Approximately $7.5 million was used to redeem the 750,000 outstanding shares of the Bank's preferred stock, and the balance was used for general corporate purposes.

3.  EARNINGS PER COMMON SHARE:

     Earnings per common share is computed as follows:

                                          QUARTER ENDED MARCH 31,
                                       ------------------------------
                                            1997            1996
                                       --------------  --------------
Net income available for common
  shareholders.......................  $        3,083  $        2,447
Divided by average common shares and
  common share equivalents:
     Average common shares...........       8,821,037       7,718,410
     Average common share
       equivalents...................         718,274         769,338
                                       --------------  --------------
Total average common shares and
  common share equivalents...........       9,539,311       8,487,748
Earnings per common share............  $         0.32  $         0.29
                                       ==============  ==============

4.  SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:

     During the quarter ended March 31, 1997, the Company reduced its federal income tax liability by approximately $1.9 million and recorded a corresponding increase to additional paid-in capital representing the tax benefit related to the exercise of certain stock options.

5.  SUBSEQUENT EVENT:

     On April 28, 1997, the Company and the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") with Pinemont Bank, whereby Pinemont Bank will merge into the Bank. The Merger Agreement, which is subject to approval of the shareholders of the Company and Pinemont Bank and various regulatory authorities, provides for the exchange of 0.625 of a share of the Company's common shares for each share of Pinemont Bank stock, resulting in the issuance of approximately 1,775,000 shares of the Company's common shares. At March 31, 1997, Pinemont Bank had total assets of approximately

$235 million and total deposits of $215 million. The transaction is expected to be accounted for as a pooling of interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Total assets at March 31, 1997, and December 31, 1996 were $1.07 billion, and $1.04 billion, respectively. Loans were $649.3 million at March 31, 1997, an increase of $47.8 million or 7.9% from $601.5 million at December 31, 1996. This growth was a result of a strong local economy, and the Company's style of relationship banking. Deposits experienced similar growth, increasing to $868.6 million at March 31, 1997 from $833.6 million at December 31, 1996. Shareholders' equity was $79.1 million and $54.7 million at March 31, 1997 and December 31, 1996, respectively. This increase was primarily due to the Company's recently completed initial public offering ("IPO") of its common stock. A total of 1,322,500 shares of common stock were sold by the company at $16.50 per share, yielding net proceeds of $19.9 million after deducting underwriting discount and other expenses. Substantially all of the net proceeds from the IPO were contributed to the Bank. Approximately $7.5 million was used to redeem the 750,000 outstanding shares of the Bank's preferred stock and the balance was used for general corporate purposes.

     Net income available for common shareholders was $3.1 million and $2.4 million and earnings per common share was $0.32 and $0.29 for the quarters ended March 31, 1997 and 1996, respectively. This increase in net income was primarily the result of strong loan growth, maintaining strong asset quality and expense control and resulted in returns on average assets of 1.23% and 1.27% and returns on average common equity of 17.74% and 21.47% for the quarters ended March 31, 1997 and 1996, respectively.

RESULTS OF OPERATIONS

  INTEREST INCOME

     Interest income for the quarter ended March 31, 1997 was $18.4 million, an increase of $3.4 million or 22.5% from the quarter ended March 31, 1996. The increase was primarily due to an increase of $3.4 million in interest earned on loans over the prior comparable period. The increase in interest income on loans was due primarily to a $174.5 million increase in average loans outstanding. Interest income from securities was $4.4 million for the quarter ended March 31, 1997, a decrease of $211,000 from the prior comparable period. The decrease was primarily due to a $17.6 million decrease in average securities outstanding. Total interest-earning assets for the quarter ended March 31, 1997 averaged $930.4 million compared to $759.2 million for the quarter ended March 31, 1996.

  INTEREST EXPENSE.

     Interest expense on deposits and other borrowings was $7.9 million for the quarter ended March 31, 1997, as compared to $6.4 million for the same period in 1996. The increase in interest expense was due to a $122.4 million increase in average interest-bearing liabilities during such period and an increase in the average rate paid on interest-bearing liabilities to 4.60% for the quarter ended March 31, 1997 from 4.54% for the quarter ended March 31, 1996. The average balance of interest-bearing liabilities was $692.9 million for the quarter ended March 31, 1997 as compared to $570.5 million for the quarter ended March 31, 1996.

  NET INTEREST INCOME

     Net interest income was $10.5 million for the quarter ended March 31, 1997 as compared to $8.6 million for the same period in 1996. The increase in net interest income was primarily due to an increase of $171.2 million or 22.6% in average interest-earning assets from the quarter ended March 31, 1996. Net interest income was also positively affected by an improved net interest margin. The net interest margin is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities. The increase in the net interest margin was primarily due to the increase in the yield on average earning assets which improved six basis points to 8.00% for the quarter ended March 31, 1997. The net interest margin for the quarter ended March 31, 1997 was 4.58% compared with 4.53% for the comparable period in 1996.

     The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield.

                                                    QUARTER ENDED                        QUARTER ENDED
                                                   MARCH 31, 1997                       MARCH 31, 1996
                                          ---------------------------------    ---------------------------------
                                            AVERAGE      INTEREST   AVERAGE      AVERAGE      INTEREST   AVERAGE
                                          OUTSTANDING    EARNED/    YIELD/     OUTSTANDING    EARNED/    YIELD/
                                            BALANCE       PAID       RATE        BALANCE       PAID       RATE
                                          -----------    -------    -------    -----------    -------    -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
     Loans..............................  $   614,021    $13,590      8.98%     $ 439,489     $10,185      9.32%
     Securities.........................      290,533      4,418      6.17        307,212       4,629      6.06
     Federal funds sold and other.......       25,865        352      5.52         12,504         175      5.63
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-earning
             assets.....................      930,419     18,360      8.00%       759,205      14,989      7.94%
                                                         -------    -------                   -------    -------
Less allowance for loan losses..........        6,244                               5,065
                                          -----------                          -----------
Total earning assets, net of
  allowance.............................      936,663                             764,270
Nonearning assets.......................       80,008                              49,285
                                          -----------                          -----------
          Total assets..................  $ 1,016,671                           $ 813,555
                                          ===========                          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Interest-bearing demand deposits...  $    42,797        145      1.37%     $  31,910         120      1.51%
     Money market and savings
       deposits.........................      352,417      3,947      4.54        303,749       3,285      4.35
     Certificates of deposits...........      154,354      2,056      5.40        132,823       1,770      5.36
     Repurchase agreements and borrowed
       funds............................      143,211      1,712      4.85        101,979       1,263      4.98
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-bearing
             liabilities................      692,779      7,860      4.60%       570,461       6,438      4.54%
                                                         -------    -------                   -------    -------
Noninterest-bearing liabilities:
     Noninterest-bearing demand
       deposits.........................      247,404                             184,861
     Other liabilities..................        3,524                               4,631
                                          -----------                          -----------
          Total liabilities.............      943,707                             759,953
Bank preferred stock....................        2,441                               7,323
Shareholders' equity....................       70,523                              46,279
                                          -----------                          -----------
          Total liabilities and
             shareholders' equity.......  $ 1,016,671                           $ 813,555
                                          ===========                          ===========
Net interest income.....................                 $10,500                              $ 8,551
                                                         =======                              =======
Net interest spread.....................                              3.40%                                3.40%
                                                                    =======                              =======
Net interest margin.....................                              4.58%                                4.53%
                                                                    =======                              =======

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume which can be segregated have been allocated.

                                                        QUARTER ENDED
                                                          MARCH 31,
                                          ------------------------------------------
                                                        1997 VS. 1996
                                          ------------------------------------------
                                                     INCREASE (DECREASE)
                                                            DUE TO
                                          ------------------------------------------
                                           VOLUME      RATE       DAYS       TOTAL
                                          ---------  ---------  ---------  ---------
                                                    (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans...................................  $   4,044  $    (527) $    (112) $   3,405
Securities..............................       (239)        79        (51)      (211)
Federal funds sold and other............        186         (7)        (2)       177
                                          ---------  ---------  ---------  ---------
     Total increase (decrease) in
       interest income..................      3,991       (455)      (165)     3,371
                                          ---------  ---------  ---------  ---------
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits........         41        (15)        (1)        25
Money market and savings deposits.......        531        167        (36)       662
Certificates of deposits................        288         17        (19)       286
Repurchase agreements and borrowed
  funds.................................        511        (48)       (14)       449
                                          ---------  ---------  ---------  ---------
     Total increase (decrease) in
       interest expense.................      1,371        121        (70)     1,422
                                          ---------  ---------  ---------  ---------
Increase (decrease) in net interest
  income................................  $   2,620  $    (576) $     (95)     1,949
                                          =========  =========  =========  =========

  PROVISION FOR LOAN LOSSES

     The provision for loan losses was $438,000 for the quarter ended March 31, 1997 as compared to $280,000 for the quarter ended March 31, 1996. The increase in the provision for loan losses was due to the increased loan balances which averaged $614.0 million for the quarter ended March 31, 1997 compared to $439.5 million for the comparable period in 1996. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as the Company's loan portfolio grows and diversifies to determine if changes to the policy are necessary.

  NONINTEREST INCOME

     Noninterest income for the quarter ended March 31, 1997 was $1.8 million, an increase of $763,000 or 71.6% over the same period in 1996. The following table presents for the periods indicated the major changes in noninterest income.

                                       QUARTER ENDED MARCH
                                               31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
                                           (DOLLARS IN
                                            THOUSANDS)
Service charges on deposit
  accounts...........................  $     927  $     662
Retail services income...............         22         22
Corporate services income............         11          4
Loan operations......................        155         96
Investment services..................        508        268
Gain on sale of securities, net......        137     --
Other noninterest income.............         68         13
                                       ---------  ---------
     Total noninterest income........  $   1,828  $   1,065
                                       =========  =========

     Service charges were $927,000 for the quarter ended March 31, 1997, compared to $662,000 for the quarter ended March 31, 1996, an increase of $265,000 or 40.0%. During this period the Company introduced several new products which contributed to the increase in service charge income. Additionally, the number of accounts serviced increased to 19,166 at March 31, 1997 from 15,409 at March 31, 1996.

     Other significant increases in noninterest income were recognized in the categories of loan operations and investment services. Fee income from investment services has increased significantly in the past year. For the quarter ended March 31, 1997, investment services income grew to $508,000, an increase of $240,000 or 89.6% over the 1996 level. This increase is the result of a strategic focus by the Company to increase its competitive position in providing investment services.

  NONINTEREST EXPENSES

     For the quarter ended March 31, 1997, noninterest expenses totaled $7.1 million, an increase of $1.7 million, or 31.4%, from $5.4 million during 1996. The increase in noninterest expenses during these periods was due primarily to salaries and employee benefits. For the same time periods the efficiency ratio increased slightly to 58.14% for the quarter ended March 31, 1997, from 56.12% for the comparable period in 1996. This slight deterioration resulted from an increase in salaries and benefits which as a percent of average earning assets increased to 1.84% for the quarter ended March 31, 1997 from 1.69% for the comparable 1996 period.

     Salary and benefit expense for the quarter ended March 31, 1997 was $4.2 million, an increase of $1.0 million or 31.2% from $3.2 million for the quarter ended March 31, 1996. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth, including staffing for two new branches, a second downtown branch at 909 Fannin, and a branch west of downtown in the Memorial area. Total full-time equivalent employees for the quarters ended March 31, 1997 and March 31, 1996 were 332 and 275, respectively.

     Occupancy expense increased $415,000 or 51.6% to $1.2 million for the period ended March 31, 1997. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance contract expense. Building lease expense increased to $414,000 for the quarter ended March 31, 1997 from $235,000 for the same period in 1996. This increase was the result of opening two new branches during the past year and additionally, by increasing the rentable square feet of the Galleria location by moving to a larger facility. Depreciation expense increased $187,000 or 54.0% in 1997 from the comparable period in 1996. This increase was due primarily to depreciation on equipment provided to new employees and expense related to technology upgrades throughout the Company. Maintenance contract expense for the quarter ended March 31, 1997 was $114,000, an increase of $29,000 or 34.1% compared to $85,000 in 1996. The Company has purchased maintenance contracts for major operating systems throughout the organization.

  INCOME TAXES

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. For the quarter ended March 31, 1997, income tax expense was $1.7 million, an increase of $300,000 or 21.4% from the $1.4 million of income tax expense for the same period in 1996.

FINANCIAL CONDITION

LOAN PORTFOLIO

     Total loans were $649.3 million at March 31, 1997, an increase of $47.9 million or 8.0% from $601.4 million at December 31, 1996. Consistent with the Company's historically high rate of growth, this increase is believed to be the result of the Company's style of relationship banking featuring professional, attentive and responsive service to customers' needs, and focusing on commercial lending to middle market companies and private banking for individuals.

     The following table summarizes the loan portfolio of the Company by type of loans as of March 31, 1997 and December 31, 1996:

                                   MARCH 31, 1997       DECEMBER 31, 1996
                                --------------------   --------------------
                                  AMOUNT     PERCENT     AMOUNT     PERCENT
                                ----------   -------   ----------   -------
                                          (DOLLARS IN THOUSANDS)
Commercial and Industrial...... $  329,568      50.8%  $  295,003      49.0%
Real estate....................
     Construction and Land
     Development...............     71,193      11.0       71,808      12.0
     1-4 Family................    123,369      19.0      113,801      18.9
     Commercial Owner Occupied.     61,109       9.4       52,138       8.7
     Ranchland.................      8,519       1.3        8,845       1.5
Other..........................      3,435       0.5        3,159       0.5
Consumer.......................     52,142       8.0       56,721       9.4
                                ----------   -------   ----------   -------
Total Loans.................... $  649,335    100.00%  $  601,475    100.00%
                                ==========   =======   ==========   =======

NONPERFORMING ASSETS

     The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets were $1.6 million at March 31, 1997 compared with $1.3 million at December 31, 1996. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.24% and 0.21% at March 31, 1997 and December 31, 1996, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                        MARCH 31,    DECEMBER 31,
                                          1997           1996
                                        ---------    ------------
                                         (DOLLARS IN THOUSANDS)
Nonaccrual loans.....................    $ 1,230        $  955
Accruing loans 90 or more days past
due..................................         57            22
Restructured loans...................      --           --
ORE and OLRA.........................        263           281
                                        ---------    ------------
     Total non-performing assets.....    $ 1,550        $1,258
                                        =========    ============
Nonperforming assets to total loans
  and other real estate..............       0.24%         0.21%

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

     Management believes that the allowance for loan losses at March 31, 1997 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at March 31, 1997.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                        QUARTER ENDED      YEAR ENDED
                                          MARCH 31,       DECEMBER 31,
                                             1997             1996
                                        --------------    -------------
                                            (DOLLARS IN THOUSANDS)
Allowance for loan losses beginning
of period............................       $6,024           $ 4,921
Provision for loan losses............          438             1,670
Charge-offs..........................         (175)             (595)
Recoveries...........................           15                28
                                        --------------    -------------
Allowance for loan losses end of
period...............................       $6,302           $ 6,024
                                        ==============    =============

SECURITIES

     The amortized cost and approximate fair value of securities classified as available for sale is as follows:

                                                       MARCH 31, 1997
                                        ---------------------------------------------
                                                       GROSS UNREALIZED
                                        AMORTIZED      -----------------      FAIR
                                          COST         GAIN        LOSS      VALUE
                                        ---------      -----      ------   ----------
                                                   (DOLLARS IN THOUSANDS)
U. S. Government securities..........   $  88,461      $ 101      $ (206)  $   88,356
Mortgage-backed securities...........     177,841        478        (671)     177,648
Federal Reserve Bank stock...........         950       --          --            950
Federal Home Loan Bank stock, at
cost.................................      39,966       --          --         39,966
Other securities.....................       4,898          2        --          4,900
                                        ---------      -----      ------   ----------
     Total securities available for
       sale..........................   $ 312,116      $ 581      $ (877)  $  311,820
                                        =========      =====      ======   ==========
                                                      DECEMBER 31, 1996
                                        ---------------------------------------------
                                                       GROSS UNREALIZED
                                        AMORTIZED      -----------------      FAIR
                                          COST         GAIN        LOSS      VALUE
                                        ---------      -----      ------   ----------
                                                   (DOLLARS IN THOUSANDS)
U. S. Government securities..........   $  83,345      $ 315      $  (68)  $   83,592
Mortgage-backed securities...........     159,106        524        (507)     159,123
Federal Reserve Bank stock...........         950       --          --            950
Federal Home Loan Bank stock, at
cost.................................      39,386       --          --         39,386
Other securities.....................       6,161          5        --          6,166
                                        ---------      -----      ------   ----------
     Total securities available for
       sale..........................   $ 288,948      $ 844      $ (575)  $  289,217
                                        =========      =====      ======   ==========

DEPOSITS

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market and time accounts. The Company relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. As of March 31, 1997, the Company had less than five percent of its deposits classified as brokered funds and does not anticipate any significant increase. Deposits provide the primary source of funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average demand deposits to average total deposits for the periods ended March 31, 1997 and December 31, 1996, were 31.0% and 30.0%, respectively.

     The average daily balances and weighted average rates paid on deposits for the three months ended March 31, 1997 and the year ended December 31, 1996, are presented below:

                                     MARCH 31, 1997         DECEMBER 31, 1996
                                  --------------------     --------------------
                                    AVG.                     AVG.       AVG.
                                  BALANCE    AVG. RATE     BALANCE      RATE
                                  --------   ---------     --------   ---------
                                             (DOLLARS IN THOUSANDS)
NOW accounts...................   $ 42,797        1.37%    $ 37,325        1.40%
Regular savings................      3,218        2.21        2,739        2.30
Treasury Plus..................    217,751        4.89      172,597        4.84
Money market...................    131,448        4.03      127,073        3.98
CD's less than $100,000........     45,540        5.28       43,182        5.23
CD's $100,000 and over.........     99,998        5.46       88,390        5.42
IRA's & QRP's..................      8,816        5.38        8,421        5.36
                                  --------   ---------     --------   ---------
     Total interest-bearing
       deposits................    549,568        4.54%     479,727        4.48%
                                             =========                =========
Noninterest-bearing deposits...    247,404      --          205,720      --
                                  --------   ---------     --------   ---------
     Total deposits............   $796,972        3.13%    $685,447        3.14%
                                  ========   =========     ========   =========

     The following table sets forth the maturity of the Company's certificates of deposit that are $100,000 or greater as of the dates indicated:

                                        MARCH 31, 1997    DECEMBER 31, 1996
                                        --------------    -----------------
3 months or less.....................      $ 50,719           $  58,700
Between 3 months and 6 months........        21,376              20,608
Between 6 months and 1 year..........        19,919              14,559
Over 1 year..........................         6,057              10,140
                                        --------------    -----------------
     Total CD's $100,000 and over....      $ 98,071           $ 104,007
                                        ==============    =================

     On March 10, 1997, the Bank restructured its personal checking accounts into master accounts containing a checking subaccount and a savings subaccount. The allocation of funds between such subaccounts has resulted in a decrease in the amount of NOW accounts and a corresponding increase in money market accounts at March 31, 1997. Funds in the checking subaccount are swept into the savings subaccount on a periodic basis, and then swept back into the checking subaccount as needed to cover checks or other withdrawals. In order to avoid having the savings subaccount reclassified as a "transaction account" for purposes of Regulation D, the number of transfers from the savings account to the checking subaccount is limited to six per month, with the sixth such transfer sweeping all funds from the savings subaccount to the checking subaccount. The purpose of this restructuring is to reduce the required non-interest bearing balances held at the Federal Reserve. On April 1, 1997, the Bank restructured its non-interest bearing demand accounts in the same manner described above thus causing a decrease in the amount of non-interest bearing demand accounts and a corresponding increase in money market accounts.

BORROWINGS

     Securities sold under repurchase agreements and other short-term borrowings, consisting of federal funds purchased and treasury, tax, and loan deposits, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                        MARCH 31,       DECEMBER 31,
                                           1997             1996
                                        ----------      ------------
                                           (DOLLARS IN THOUSANDS)
Securities sold under repurchase
  agreements:
     Average.........................    $ 126,090        $103,927
     Period-end......................      116,989         136,119
     Maximum month-end balance during
       period........................      123,884         136,119
Interest rate:
     Average.........................         4.78%           4.88%
     Period-end......................         4.84%           4.93%
Other short-term borrowings:
     Average.........................    $  17,298        $ 13,137
     Period-end......................        5,044          10,027
     Maximum month-end balance during
       period........................       32,143          60,044
Interest rate:
     Average.........................         5.32%           5.30%
     Period-end......................         5.68%           5.16%

     Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the quarter ended March 31, 1997, the Company's liquidity needs have primarily been met by growth in core deposits and proceeds from the Company's IPO. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing securities and loan portfolios, have generally created an adequate liquidity position.

     The Company's risk-based capital ratios remain above the levels designated as "well capitalized" on March 31, 1997 with Leverage Capital, Tier 1 Risk-Based Capital and Risk-Based Capital Ratios of 7.77%, 10.83% and 11.70%, respectively.

OTHER MATTERS

     On April 28, 1997, the Company and the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") with Pinemont Bank, whereby Pinemont Bank will merge into the Bank. The Merger Agreement which is subject to approval of the shareholders of the Company and Pinement Bank and various regulatory authorities, provides for the exchange of 0.625 of a share of the Company's common shares for each share of Pinemont Bank stock, resulting in the issuance of approximately 1,775,000 shares of the Company's common shares. At March 31, 1997, Pinemont Bank had total assets of approximately $235 million and total deposits of $215 million. The transaction is expected to be accounted for as a pooling of interests.

     In the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128") and Statement of Financial Accounting Standards No. 129
DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE ("SFAS 129"). These statements will be adopted by the Company effective December 31, 1997. SFAS 128 simplifies the computation of earnings per common share by replacing primary and fully diluted presentations with the new basic and diluted disclosures. SFAS 129 establishes standards for disclosing information about an entity's capital structure. Under the provisions of SFAS 128, basic and diluted earnings per share would be $0.35 and $0.32, respectively, for the quarter ended March 31, 1997 and $0.32 and $0.29, respectively, for the quarter ended March 31, 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                     SIGNATURE                                         TITLE                          DATE
---------------------------------------------------  ------------------------------------------   -------------
                 WALTER E. JOHNSON                   Chairman of the Board and Chief Executive    May   , 1997
                 WALTER E. JOHNSON                   Officer (Principal Executive Officer)
                 DAVID C. FARRIES                    Executive Vice President,                    May   , 1997
                 DAVID C. FARRIES                    Treasurer and Secretary (Principal
                                                     Financial Officer)
                 R. JOHN McWHORTER                   Vice President and Controller (Principal     May   , 1997
                 R. JOHN MCWHORTER                   Accounting Officer)

                                       16