Form 10-Q
period 1997-06-30
SOUTHWEST BANCORP OF TEXAS INC
filed 1997-08-13
CIK 1027258

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                        COMMISSION FILE NUMBER: 000-22007

                            ------------------------

                     SOUTHWEST BANCORPORATION OF TEXAS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            TEXAS                                       76-0519693
 (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


                              4400 POST OAK PARKWAY
                              HOUSTON, TEXAS 77027
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (713) 235-8800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            ------------------------

     There were 9,414,033 shares of the Registrant's Common Stock outstanding as of the close of business on June 30, 1997.

================================================================================

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
    Report of Independent Accountants .................................... ..  2
    Consolidated Balance Sheet as of June 30, 1997 and December 31, 1996 ... 3 Consolidated Statement of Income for the quarters ended June 30,
     1997 and 1996 and for the six months ended June 30, 1997 and 1996 .....   4
    Consolidated Statement of Changes in Shareholders' Equity for the
     year ended December 31, 1996, and for the six months ended
     June 30, 1997 .........................................................   5
    Consolidated Statement of Cash Flows for the six months ended
     June 30, 1997 and 1996 ................................................   6
    Notes to Consolidated Financial Statements .............................   7
Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................      8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    N/A
Item 2.  Changes in Securities...........................................    N/A
Item 3.  Default upon Senior Securities..................................    N/A
Item 4.  Submission of Matters to a Vote of Security Holders.............     18
Item 5.  Other Information...............................................    N/A
Item 6.  Exhibits and Reports on Form 8-K................................     18
Signatures...............................................................     19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Southwest Bancorporation of Texas, Inc.:

     We have reviewed the accompanying consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiaries (the "Company") as of June 30, 1997, the related consolidated statements of income for the three- and six-month period ended June 30, 1997, and the consolidated statements of changes in shareholders' equity and cash flows for the six-month periods ended June 30, 1997. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with generally accepted accounting principles. We have not reviewed the accompanying consolidated statements of income for the three- and six-month periods ended June 30, 1996 and the consolidated statement of cash flows for the six-month period ended June 30, 1996. Accordingly, we do not express an opinion or any form of assurance on such financial statements.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (the consolidated statements of income and cash flows are not presented herein) and, in our report dated January 31, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 and the consolidated statement of changes in shareholders' equity for the year then ended, are fairly stated, in all material respects, in relation to the consolidated financial statements from which they have been derived.

                                          COOPERS & LYBRAND L.L.P.

Houston, Texas
August 5, 1997

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                         JUNE 30,      DECEMBER 31,
                                           1997            1996
                                       ------------    ------------
                                       (UNAUDITED)
               ASSETS
Cash and due from banks..............  $     85,966     $   79,734
Federal funds sold and other.........       104,480         62,954
                                       ------------    ------------
          Total cash and cash
              equivalents............       190,446        142,688
Securities -- available for sale.....       336,210        289,217
Loans receivable, net................       700,213        595,451
Premises and equipment, net..........         9,659          7,959
Accrued interest receivable..........         8,494          6,803
Prepaid expenses and other assets....         2,513          2,381
                                       ------------    ------------
          Total assets...............  $  1,247,535     $1,044,499
                                       ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing.............  $    303,010     $  308,438
     Money market and savings
      accounts.......................       455,190        368,486
     Time, $100 and over.............       180,562        104,007
     Other time......................        56,032         52,638
                                       ------------    ------------
          Total deposits.............       994,794        833,569
Securities sold under repurchase
  agreements.........................       114,951        136,119
Other short-term borrowings..........        45,413         10,027
Accrued interest payable.............           636            608
Other liabilities....................         7,783          2,184
                                       ------------    ------------
          Total liabilities..........     1,163,577        982,507
                                       ------------    ------------
Commitments and contingencies
Bank preferred stock.................       --               7,323
                                       ------------    ------------
Shareholders' equity:
     Common stock -- $1 par value,
      50,000,000 shares authorized;
      9,414,033 and 7,734,961 shares
      issued and outstanding at
      June 30, 1997 and December 31,
      1996, respectively.............         9,414          7,734
     Additional paid-in capital......        38,202         18,030
     Retained earnings...............        35,667         28,730
     Net unrealized appreciation on
      securities available for sale,
      net of deferred taxes of $364
      and $94 at June 30, 1997 and
      December 31, 1996,
      respectively...................           675            175
                                       ------------    ------------
          Total shareholders'
              equity.................        83,958         54,669
                                       ------------    ------------
          Total liabilities and
              shareholders' equity...  $  1,247,535     $1,044,499
                                       ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                     --------------------  --------------------
                                       1997       1996       1997       1996
                                     ---------  ---------  ---------  ---------
Interest income:
     Loans.......................... $  15,493  $  10,455     29,083     20,640
     Securities.....................     5,177      4,561      9,595      9,190
     Federal funds sold and other...       585        147        937        322
                                     ---------  ---------  ---------  ---------
          Total interest income.....    21,255     15,163     39,615     30,152
Interest expense on deposits and
  other borrowings..................     8,959      6,550     16,820     12,989
                                     ---------  ---------  ---------  ---------
          Net interest income.......    12,296      8,613     22,795     17,163
Provision for loan losses...........       900        280      1,338        560
                                     ---------  ---------  ---------  ---------
          Net interest income after
             provision for loan
             losses.................    11,396      8,333     21,457     16,603
                                     ---------  ---------  ---------  ---------
Other income:
     Service charges................     1,013        707      1,940      1,368
     Other operating income.........       863        531      1,628        935
     Gain on sale of securities,
       net..........................       378         22        515         22
                                     ---------  ---------  ---------  ---------
          Total other income........     2,254      1,260      4,083      2,325
                                     ---------  ---------  ---------  ---------
Other expenses:
     Salaries and employee
       benefits.....................     4,460      3,303      8,664      6,504
     Occupancy expense..............     1,256        852      2,475      1,656
     Other operating expenses.......     2,004      1,482      3,671      2,872
                                     ---------  ---------  ---------  ---------
          Total other expenses......     7,720      5,637     14,810     11,032
                                     ---------  ---------  ---------  ---------
          Income before income
             taxes..................     5,930      3,956     10,730      7,896
Provision for income taxes..........    (2,076)    (1,385)    (3,757)    (2,764)
                                     ---------  ---------  ---------  ---------
          Net income before bank
             preferred stock
             dividend...............     3,854      2,571      6,973      5,132
Bank preferred stock dividend.......    --            111         36        226
                                     ---------  ---------  ---------  ---------
          Net income available for
             common shareholders.... $   3,854  $   2,460  $   6,937  $   4,906
                                     =========  =========  =========  =========
          Earnings per common
             share.................. $    0.39  $    0.29  $    0.71  $    0.58
                                     =========  =========  =========  =========

The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                       NET UNREALIZED
                                                                                                        APPRECIATION
                                                                                                       (DEPRECIATION)
                                                     COMMON STOCK           ADDITIONAL                  ON SECURITIES     TOTAL
                                               -------------------------     PAID-IN        RETAINED      AVAILABLE    SHAREHOLDERS'
                                                 SHARES        DOLLARS       CAPITAL        EARNINGS       FOR SALE       EQUITY
                                               ----------     ----------    ----------     ----------     ----------   -------------
BALANCE, DECEMBER 31, 1995 ................     7,717,580     $    7,717    $   17,745     $   19,142     $      222     $   44,826
     Issuance of common stock to
       benefit plan .......................        17,435             17           151                                          168
     Liquidation of partial shares ........           (54)            --            (1)            --             --             (1)
     Deferred compensation
       amortization .......................            --             --           135             --             --            135
     Net change in unrealized
       appreciation on securities
       available for sale, net of
       deferred taxes of $25 ..............            --             --            --             --            (47)           (47)
     Cash dividends on preferred
       stock ($.61 per share) .............            --             --            --           (457)            --           (457)
     Net income for the year ended
       December 31, 1996 ..................            --             --            --         10,045             --         10,045
                                               ----------     ----------    ----------     ----------     ----------     ----------
BALANCE, DECEMBER 31, 1996 ................     7,734,961          7,734        18,030         28,730            175         54,669
     Issuance of common stock to
       benefit plan .......................         2,520              3            33             --             --             36
     Exercise of stock options ............       354,052            354         1,776             --             --          2,130
     Proceeds of public offering ..........     1,322,500          1,323        18,487             --             --         19,810
     Redemption of Bank preferred
       stock ..............................            --             --          (177)            --             --           (177)
     Deferred compensation
       amortization .......................            --             --            53             --             --             53
     Net change in unrealized
       appreciation on securities
       available for sale, net of
       deferred taxes of $269 .............            --             --            --             --            500            500
     Cash dividends on preferred
       stock ($.05 per share) .............            --             --            --            (36)            --            (36)
     Net income for the six months
       ended June 30, 1997 ................            --             --            --          6,973             --          6,973
                                               ----------     ----------    ----------     ----------     ----------     ----------
BALANCE, JUNE 30, 1997 ....................     9,414,033     $    9,414    $   38,202     $   35,667     $      675     $   83,958
                                               ==========     ==========    ==========     ==========     ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                       SIX MONTHS ENDED JUNE 30,
                                       -------------------------
                                           1997         1996
                                       ------------  -----------
Cash flows from operating activities:
     Net income......................  $      6,973  $    5,132
     Adjustments to reconcile net
      income to net cash provided by
      operating activities:
          Provision for loan
             losses..................         1,338         560
          Depreciation...............         1,417         982
          Compensation expense.......            36          79
          Deferred compensation
             amortization............            53          67
          Realized gains on
             securities available for
             sale....................          (515)        (22)
          Net amortization of
             premiums and
             discounts...............           635         552
          Dividends on Federal Home
             Loan Bank stock.........        (1,146)     (1,116)
          Increase in accrued
             interest receivable,
             prepaid expenses and
             other assets............        (2,091)       (606)
          Decrease (increase) in
             accrued interest payable
             and other liabilities...         7,507         (59)
                                       ------------  ----------
               Net cash provided by
                  operating
                  activities.........        14,207       5,569
                                       ------------  ----------
Cash flows from investing activities:
     Proceeds from maturity of
      securities available for
      sale...........................        12,000      23,438
     Principal paydowns of
      mortgage-backed securities
      available for sale.............        18,597      28,512
     Proceeds from sale of securities
      available for sale.............        60,828      20,792
     Purchase of securities available
      for sale.......................      (136,622)    (78,944)
     Proceeds from sale of other real
      estate and other loan related
      assets.........................            27          10
     Net increase in loans
      receivable.....................      (106,101)    (52,336)
     Purchase of premises and
      equipment......................        (3,117)     (1,081)
                                       ------------  ----------
               Net cash used in
                  investing
                  activities.........      (154,388)    (59,609)
                                       ------------  ----------
Cash flows from financing activities:
     Net (decrease) increase in
      noninterest-bearing deposits...        (5,428)      1,247
     Net increase in time deposits...        79,949       9,042
     Net increase (decrease) in other
      interest-bearing deposits......        86,704     (11,832)
     Net decrease in securities sold
      under repurchase agreements....       (21,168)    (20,827)
     Net increase in other short-term
      borrowings.....................        35,386      53,039
     Net proceeds from initial public
      offering of common stock.......        19,810      --
     Net proceeds from exercise of
      stock options..................           338      --
     Retirement of Bank preferred
      stock..........................        (7,500)     --
     Payment of dividends on Bank
      preferred stock................          (152)       (226)
                                       ------------  ----------
               Net cash provided by
                  financing
                  activities.........       187,939      30,443
                                       ------------  ----------
Net increase (decrease) in cash and
  cash equivalents...................        47,758     (23,597)
Cash and cash equivalents at
  beginning of period................       142,688      81,195
                                       ------------  ----------
Cash and cash equivalents at end of
  period.............................  $    190,446  $   57,598
                                       ============  ==========

The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the "Company") and its wholly-owned subsidiary Southwest Bank of Texas National Association (the "Bank"). All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 1997, the consolidated results of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and the consolidated cash flows for the six-month periods ended June 30, 1997 and 1996. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996. The 1996 year-end consolidated balance sheet and statement of changes in shareholders' equity data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

2.  SHAREHOLDERS' EQUITY

     In January 1997, the Company completed an initial public offering ("IPO") of its common stock. A total of 1,322,500 shares of common stock were sold by the Company at $16.50 per share yielding net proceeds of $19.8 million, after deducting underwriting discount and other expenses. Substantially all of the net proceeds from the IPO were contributed to the Bank. Approximately $7.5 million was used to redeem the 750,000 outstanding shares of the Bank's preferred stock, and the balance was used for general corporate purposes.

3.  EARNINGS PER COMMON SHARE:

     Earnings per common share is computed as follows:

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                       --------------------------  --------------------------
                                           1997          1996          1997          1996
                                       ------------  ------------  ------------  ------------
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Net income available for common
  shareholders.......................  $      3,854  $      2,460  $      6,937  $      4,906
                                       ============  ============  ============  ============
Divided by average common shares
  and common share equivalents:
     Average common shares...........     9,406,276     7,723,646     9,115,273     7,721,028
     Average common share
       equivalents...................       574,574       786,908       610,216       778,123
                                       ------------  ------------  ------------  ------------
Total average common shares and
  common share equivalents...........     9,980,850     8,510,554     9,725,489     8,499,151
                                       ============  ============  ============  ============
Earnings per common share............  $       0.39  $       0.29  $       0.71  $       0.58
                                       ============  ============  ============  ============

4.  SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:

     During the six months ended June 30, 1997, the Company reduced its federal income tax liability by approximately $2.0 million and recorded a corresponding increase to additional paid-in capital representing the tax benefit related to the exercise of certain stock options.

5.  SUBSEQUENT EVENT:

     Effective August 1, 1997, the Company and the Bank consummated their merger with Pinemont Bank, whereby Pinemont Bank was merged into the Bank. In accordance with the Agreement and Plan of Merger, the Company exchanged 0.625 of a share of the Company's common shares for each share of Pinemont Bank stock, resulting in the issuance of 1,668,750 shares of the Company's common shares. At June 30, 1997, Pinemont Bank had total assets of approximately $240 million and total deposits of $219 million. Net interest income and net income of Pinemont Bank were $5.9 million and $1.3 million respectively, for the six months ended June 30, 1997. The transaction was accounted for as a pooling of interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Total assets at June 30, 1997 and December 31, 1996 were $1.25 billion, and $1.04 billion, respectively. Loans were $707.0 million at June 30, 1997, an increase of $105.6 million or 17.6% from $601.4 million at December 31, 1996. This growth was a result of a strong local economy, and the Company's style of relationship banking. Deposits experienced similar growth, increasing to $994.8 million at June 30, 1997 from $833.6 million at December 31, 1996. Shareholders' equity was $84.0 million and $54.7 million at June 30, 1997 and December 31, 1996, respectively. This increase was primarily due to the Company's recently completed initial public offering ("IPO") of its common stock. A total of 1,322,500 shares of common stock were sold by the Company at $16.50 per share, yielding net proceeds of $19.8 million after deducting underwriting discount and other expenses. Substantially all of the net proceeds from the IPO were contributed to the Bank. Approximately $7.5 million was used to redeem the 750,000 outstanding shares of the Bank's preferred stock and the balance was used for general corporate purposes.

     The Company reported net income of $3.9 million for the three months ended June 30, 1997, a 56.0% increase over the $2.5 million earned in the second quarter of 1996.

     For the six months ended June 30, 1997, net income was $6.9 million, or $0.71 cents per fully diluted common share, an increase of 40.8% and 22.4%, respectively, over the $4.9 million or $0.58 cents per fully diluted common share earned in the first six months of 1996. Return on common average equity was 19.24% and return on average assets was 1.37% for the first six months of 1997, compared with 20.67% and 1.18% for the same period a year ago.

RESULTS OF OPERATIONS

  NET INTEREST INCOME

     Net interest income was $12.3 million for the three months ended June 30, 1997, compared with $8.6 million for the three months ended June 30, 1996, an increase of 43.0%. For the six months ended June 30, 1997, net interest income increased 32.6% from the same period in 1996 to $22.8 million. The increase in net interest income over the three- and six-months ended June 30, 1996 was primarily due to growth in average interest-earning assets, principally loans.

     The net interest margin was 4.66% for the three months ended June 30, 1997, compared with 4.44% in the second quarter of 1996. The net interest margin was 4.62% for the six months ended June 30, 1997, up from 4.48% for the first six months of 1996.

     The following tables present for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are daily average balances. Nonaccruing loans have been included in the tables as loans carrying a zero yield.

                                                 THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                    JUNE 30, 1997                        JUNE 30, 1996
                                          ---------------------------------    ---------------------------------
                                            AVERAGE      INTEREST   AVERAGE      AVERAGE      INTEREST   AVERAGE
                                          OUTSTANDING    EARNED/    YIELD/     OUTSTANDING    EARNED/    YIELD/
                                            BALANCE       PAID       RATE        BALANCE       PAID       RATE
                                          -----------    -------    -------    -----------    -------    -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
     Loans..............................  $   686,823    $15,493      9.05%     $ 459,921     $10,455      9.14%
     Securities.........................      328,267      5,177      6.33        309,775       4,561      5.92
     Federal funds sold and other.......       44,230        585      5.31         10,496         147      5.63
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-earning
             assets.....................    1,059,320     21,255      8.05%       780,192      15,163      7.82%
                                                         -------    -------                   -------    -------
Less allowance for loan losses..........       (6,665)                             (5,338)
                                          -----------                          -----------
Total earning assets, net of
  allowance.............................    1,052,655                             774,854
Nonearning assets.......................       74,530                              60,801
                                          -----------                          -----------
          Total assets..................  $ 1,127,185                           $ 835,655
                                          ===========                          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Money market and savings
       deposits.........................  $   462,070      4,912      4.26%     $ 336,680       3,407      4.07%
     Certificates of deposits...........      165,944      2,231      5.39        138,935       1,838      5.32
     Repurchase agreements and borrowed
       funds............................      142,312      1,816      5.12        106,998       1,305      4.91
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-bearing
             liabilities................      770,326      8,959      4.66%       582,613       6,550      4.52%
                                                         -------    -------                   -------    -------
Noninterest-bearing liabilities:
     Noninterest-bearing deposits.......      271,655                             193,695
     Other liabilities..................        5,031                              4,292
                                          -----------                          -----------
          Total liabilities.............    1,047,012                             780,600
Bank preferred stock....................      --                                    7,323
Shareholders' equity....................       80,173                              47,732
                                          -----------                          -----------
          Total liabilities and
             shareholders' equity.......  $ 1,127,185                           $ 835,655
                                          ===========                          ===========
Net interest income.....................                 $12,296                              $ 8,613
                                                         =======                              =======
Net interest spread.....................                              3.39%                                3.30%
                                                                    =======                              =======
Net interest margin.....................                              4.66%                                4.44%
                                                                    =======                              =======


                                                  SIX MONTHS ENDED                     SIX MONTHS ENDED
                                                    JUNE 30, 1997                        JUNE 30, 1996
                                          ---------------------------------    ---------------------------------
                                            AVERAGE      INTEREST   AVERAGE      AVERAGE      INTEREST   AVERAGE
                                          OUTSTANDING    EARNED/    YIELD/     OUTSTANDING    EARNED/    YIELD/
                                            BALANCE       PAID       RATE        BALANCE       PAID       RATE
                                          -----------    -------    -------    -----------    -------    -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
     Loans..............................  $   650,623    $29,083      9.01%     $ 449,705     $20,640      9.23%
     Securities.........................      309,504      9,595      6.25        308,493       9,190      5.99
     Federal funds sold & other.........       35,099        937      5.38         11,500         322      5.63
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-earning
             assets.....................      995,226     39,615      8.03%       769,698      30,152      7.88%
                                                         -------    -------                   -------    -------
Less allowance for loan losses..........       (6,456)                             (5,201)
                                          -----------                          -----------
Total earning assets, net of
  allowance.............................      988,770                             764,497
Nonearning assets.......................       83,463                              60,108
                                          -----------                          -----------
          Total assets..................  $ 1,072,233                           $ 824,605
                                          ===========                          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Money market and savings
       deposits.........................  $   428,827      9,005      4.23%     $ 336,170       6,813      4.07%
     Certificates of deposits...........      160,182      4,287      5.40        135,879       3,608      5.34
     Repurchase agreements and borrowed
       funds............................      142,759      3,528      4.98        104,488       2,568      4.94
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-bearing
             liabilities................      731,768     16,820      4.63%       576,537      12,989      4.53%
                                                         -------    -------                   -------    -------
Noninterest-bearing liabilities:
     Noninterest-bearing deposits.......      259,596                             189,278
     Other liabilities..................        4,281                               4,462
                                          -----------                          -----------
          Total liabilities.............      995,645                             770,277
Bank preferred stock....................        1,214                               7,500
Shareholders' equity....................       75,374                              46,828
                                          -----------                          -----------
          Total liabilities and
             shareholders' equity.......  $ 1,072,233                           $ 824,605
                                          ===========                          ===========
Net interest income.....................                 $22,795                              $17,163
                                                         =======                              =======
Net interest spread.....................                              3.40%                                3.35%
                                                                    =======                              =======
Net interest margin.....................                              4.62%                                4.48%
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

                                                                                        SIX MONTHS ENDED
                                            THREE MONTHS ENDED JUNE 30,                     JUNE 30,
                                          -------------------------------  ------------------------------------------
                                                   1997 VS. 1996                         1997 VS. 1996
                                          -------------------------------  ------------------------------------------
                                                INCREASE (DECREASE)                   INCREASE (DECREASE)
                                                      DUE TO                                 DUE TO
                                          -------------------------------  ------------------------------------------
                                           VOLUME      RATE       TOTAL     VOLUME      RATE       DAYS       TOTAL
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                    (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans...................................  $   5,201  $    (163) $   5,038  $   9,252  $    (696) $    (113) $   8,443
Securities..............................        286        330        616     (1,292)     1,747        (50)       405
Federal funds sold and other............        474        (36)       438      1,558       (941)        (2)       615
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Total increase (decrease) in
       interest income..................      5,961        131      6,092      9,518        110       (165)     9,463
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------
INTEREST-BEARING LIABILITIES:
Money market and savings deposits.......      1,282        223      1,505      1,890        339        (37)     2,192
Certificates of deposits................        363         30        393        654         45        (20)       679
Repurchase agreements and borrowed
  funds.................................        435         76        511        945         29        (14)       960
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Total increase (decrease) in
       interest expense.................      2,080        329      2,409      3,489        413        (71)     3,831
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------
Increase (decrease) in net interest
  income................................  $   3,881  $    (198) $   3,683  $   6,029  $    (303) $     (94) $   5,632
                                          =========  =========  =========  =========  =========  =========  =========

  PROVISION FOR LOAN LOSSES

     The provision for loan losses was $900,000 for the three months ended June 30, 1997 as compared to $280,000 for the three months ended June 30, 1996. The provision for loan losses was $1.3 million for the six months ended June 30, 1997 as compared to $560,000 for the six months ended June 30, 1996, an increase of 138.9%. This increase in the provision is directly related to loan growth. The increase in the provision for loan losses was due to the increased loan balances which averaged $687 million for the three months ended June 30, 1997 compared to $460 million for the comparable period in 1996, and management's increase of the allowance to attain a loan loss allowance of 1%. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss provision as the Company's loan portfolio grows and diversifies.

  NONINTEREST INCOME

     Noninterest income for the three months ended June 30, 1997 was $2.3 million, an increase of $994,000 or 78.9% over the same period in 1996. Noninterest income for the six months ended June 30, 1997 was $4.1 million, an increase of 78.3%, from $2.3 million during the comparable period in 1996. The following table presents for the periods indicated the major changes in noninterest income.

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                      --------------------  --------------------
                                        1997       1996       1997       1996
                                      ---------  ---------  ---------  ---------
                             (DOLLARS IN THOUSANDS)
Service charges on deposit
  accounts..........................  $   1,013  $     707  $   1,940  $   1,368
Retail services income..............         29         18         51         40
Corporate services income...........         12          5         23         10
Loan operations.....................        190        134        345        229
Investment services.................        524        348      1,033        616
Other noninterest income............        108         26        176         40
Gain on sale of securities, net.....        378         22        515         22
                                      ---------  ---------  ---------  ---------
     Total noninterest income.......  $   2,254  $   1,260  $   4,083  $   2,325
                                      =========  =========  =========  =========

     All categories of noninterest income for the six months ended June 30, 1997 reflect increased income compared to the six months ended June 30, 1996. The increase in noninterest income for the three and six months ended June 30, 1997, compared to the three and six months ended June 30, 1996, respectively, is primarily attributable to the increased number of deposit accounts, the new business relationship acquired with Harris County and the investment services department.

     Service charges were $1.0 million for the three months ended June 30, 1997, compared to $707,000 for the three months ended June 30, 1996, an increase of $306,000 or 43.3%. Services charges were $1.9 million for the six months ended June 30, 1997, compared to $1.4 million for the same period in 1996. This was an increase of $572,000, or 41.8%. During this period the number of accounts serviced increased to 20,055 at June 30, 1997 from 16,104 at June 30, 1996.

     Other significant increases in noninterest income were recognized in the categories of loan operations and investment services. Fee income from investment services has increased significantly in the past year. For the three months ended June 30, 1997, investment services income grew to $524,000, an increase of $176,000 or 50.6% over the 1996 level. For the six month period ending June 30, 1997, investment services income grew to $1.0 million or 67.7% from the $616,000 level during the same period in 1996. This increase in the investment services income was attributable to a strategic focus by the Company to increase its competitive position in providing investment services.

  NONINTEREST EXPENSES

     For the three months ended June 30, 1997, noninterest expenses totaled $7.7 million, an increase of $2.1 million, or 37.5%, from $5.6 million during 1996. For the six months ended June 30, 1997, noninterest expenses totaled $14.8 million, an increase of $3.8 million, or 34.5% from $11.0 million for the same period in 1996. The increase in noninterest expenses during these periods was due primarily to salaries and employee benefits. The efficiency ratio decreased to 54.47% for the three months ended June 30, 1997, from 57.22% for the comparable period in 1996. For the six months ended June 30, the efficiency ratio decreased to 56.18% for 1997 from 56.67% for 1996. This improvement resulted from an increase in the net interest margin to 4.66 from 4.44, or 22 basis points, in the quarter ended June 30, 1997 and June 30, 1996, respectively.

     Salary and benefit expense for the three months ended June 30, 1997 was $4.5 million, an increase of $1.2 million or 36.4% from $3.3 million for the three months ended June 30, 1996. Salary and benefit expense for the six months ended June 30, 1997 was $8.7 million, an increase of $2.2 million or 33.8% from $6.5 million for the same period in 1996. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth, including staffing for two new branches, a second downtown branch at 909 Fannin, and a branch west of downtown in the Memorial area. Total full-time equivalent employees for the three months ended June 30, 1997 and June 30, 1996 were 367 and 291, respectively.

     Occupancy expense increased $400,000 or 44.4% to $1.3 million for the quarter ended June 30, 1997. For the six months ended June 30, 1997, occupancy expense increased $800,000 or 47.1% over the same period a year ago to total $2.5 million. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance contract expense. Building lease expense increased to $406,000 for the three months ended June 30, 1997 from $232,000 for the same period in 1996. For the six months ended June 30, 1997, building lease expense increased 75.8% to $821,000 from $467,000 for the six months ended June 30, 1996. This increase was the result of opening two new branches during the past year and additionally, by increasing the rentable square feet of the Galleria location by moving to a larger facility. Depreciation expense for the second quarter increased $164,000 or 43.7% in 1997 from the comparable period in 1996. For the six months ended June 30, 1997, depreciation expense was $1.4 million. This represents an increase of $435,000 or 44.3% over the same period in 1996. This increase was due primarily to depreciation on equipment provided to new employees and expense related to technology upgrades throughout the Company. Maintenance contract expense for the three months ended June 30, 1997 was $122,000, an increase of $29,000 or 31.2% compared to $93,000 in 1996. For the six months ended June 30, 1997, maintenance contract expense was $236,000, an increase of 33.3% or $59,000 over the same period in 1996. The Company has purchased maintenance contracts for major operating systems throughout the organization.

  INCOME TAXES

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. For the three months ended June 30, 1997, income tax expense was $2.1 million, an increase of $691,000 or 49.9% from the $1.4 million of income tax expense for the same period in 1996. For the six month period ending June 30, 1997, income tax expense was $3.8 million compared to $2.8 million during the same period in 1996, an increase of 35.9%.

FINANCIAL CONDITION

LOAN PORTFOLIO

     Total loans were $707.0 million at June 30, 1997, an increase of $105.6 million or 17.6% from $601.4 million at December 31, 1996. Consistent with the Company's historically high rate of growth, this increase is believed to be the result of the Company's style of relationship banking featuring professional, attentive and responsive service to customers' needs, and focusing on commercial lending to middle market companies and private banking for individuals.

     The following table summarizes the loan portfolio of the Company by type of loans as of June 30, 1997 and December 31, 1996:

                                          JUNE 30, 1997        DECEMBER 31, 1996
                                    --------------------   --------------------
                                      AMOUNT     PERCENT     AMOUNT     PERCENT
                                    ----------   -------   ----------   -------
                                              (DOLLARS IN THOUSANDS)
Commercial and Industrial.......... $  351,142      49.7%  $  295,003      49.0%
Real estate........................
     Construction and Land
       Development.................     80,847      11.4       71,808      12.0
     1-4 Family....................    129,452      18.3      113,801      18.9
     Commercial Owner Occupied.....     67,282       9.5       52,138       8.7
     Ranchland.....................      8,142       1.2        8,845       1.5
Other..............................      5,443       0.8        3,159       0.5
Consumer...........................     64,665       9.1       56,721       9.4
                                    ----------   -------   ----------   -------
Total Loans........................ $  706,973    100.00%  $  601,475    100.00%
                                    ==========   =======   ==========   =======

NONPERFORMING ASSETS

     The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets were $1.3 million at June 30, 1997 compared with $1.3 million at December 31, 1996. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.19% and 0.21% at June 30, 1997 and December 31, 1996, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                        JUNE 30,    DECEMBER 31,
                                          1997          1996
                                        --------    ------------
                                         (DOLLARS IN THOUSANDS)
Nonaccrual loans.....................    $1,048        $  955
Accruing loans 90 or more days past
due..................................        17            22
Restructured loans...................     --           --
ORE and OLRA.........................       254           281
                                        --------    ------------
     Total non-performing assets.....    $1,319        $1,258
                                        ========    ============
Nonperforming assets to total loans
  and other real estate..............      0.19%         0.21%

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

     Management believes that the allowance for loan losses at June 30, 1997 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at June 30, 1997.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                          SIX MONTHS       YEAR ENDED
                                        ENDED JUNE 30,    DECEMBER 31,
                                             1997             1996
                                        --------------    -------------
                                            (DOLLARS IN THOUSANDS)
Allowance for loan losses beginning
  of period..........................       $6,024           $ 4,921
Provision for loan losses............        1,338             1,670
Charge-offs..........................         (686)             (595)
Recoveries...........................           84                28
                                        --------------    -------------
Allowance for loan losses end of
period...............................       $6,760           $ 6,024
                                        ==============    =============
Allowance to period-end loans........         0.96%             1.00%
Net charge-offs to average loans.....         0.06%             0.12%
Allowance to period-end nonperforming
  loans..............................      634.74%           616.58%

SECURITIES

     The amortized cost and approximate fair value of securities classified as available for sale is as follows:

                                                        JUNE 30, 1997
                                        ----------------------------------------------
                                                        GROSS UNREALIZED
                                        AMORTIZED      ------------------      FAIR
                                          COST          GAIN        LOSS      VALUE
                                        ---------      ------      ------   ----------
                                                    (DOLLARS IN THOUSANDS)
U. S. Government securities..........   $  86,947      $  253      $  (75)  $   87,125
Mortgage-backed securities...........     194,488       1,089        (233)     195,344
Federal Reserve Bank stock...........       1,393        --          --          1,393
Federal Home Loan Bank stock, at
cost.................................      35,532        --          --         35,532
Other securities.....................      16,812           4        --         16,816
                                        ---------      ------      ------   ----------
     Total securities available for
       sale..........................   $ 335,172      $1,346      $ (308)  $  336,210
                                        =========      ======      ======   ==========


                                                      DECEMBER 31, 1996
                                        ----------------------------------------------
                                                        GROSS UNREALIZED
                                        AMORTIZED      ------------------      FAIR
                                          COST          GAIN        LOSS      VALUE
                                        ---------      ------      ------   ----------
                                                    (DOLLARS IN THOUSANDS)
U. S. Government securities..........   $  83,345      $  315      $  (68)  $   83,592
Mortgage-backed securities...........     159,106         524        (507)     159,123
Federal Reserve Bank stock...........         950        --          --            950
Federal Home Loan Bank stock, at
cost.................................      39,386        --          --         39,386
Other securities.....................       6,161           5        --          6,166
                                        ---------      ------      ------   ----------
     Total securities available for
       sale..........................   $ 288,948      $  844      $ (575)  $  289,217
                                        =========      ======      ======   ==========

DEPOSITS

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market and time accounts. The Company relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. As of June 30, 1997, the Company had less than four percent of its deposits classified as brokered funds and does not anticipate any significant increase. Deposits provide the primary source of funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average demand deposits to average total deposits for the periods ended June 30, 1997 and December 31, 1996, were 30.2% and 30.0%, respectively.

     The average daily balances and weighted average rates paid on deposits for the three months ended June 30, 1997 and the year ended December 31, 1996, are presented below:

                                           JUNE 30, 1997          DECEMBER 31, 1996
                                        --------------------     --------------------
                                          AVG.                     AVG.       AVG.
                                        BALANCE    AVG. RATE     BALANCE      RATE
                                        --------   ---------     --------   ---------
                                                   (DOLLARS IN THOUSANDS)
NOW accounts.........................   $ 17,078        2.96%    $ 37,325        1.40%
Regular savings......................      3,356        2.16        2,739        2.30
Money market savings.................    441,636        3.98      299,670        4.48
CD's less than $100,000..............     46,240        5.24       43,182        5.23
CD's $100,000 and over...............    110,750        5.19       88,390        5.42
IRA's & QRP's........................      8,954        5.38        8,421        5.36
                                                                 --------
     Total interest-bearing
       deposits......................    628,014        4.27      479,727        4.48
Noninterest-bearing deposits.........    271,656      --          205,720      --
                                                                 --------
     Total deposits..................   $899,670        2.98%    $685,447        3.14%
                                        ========   =========     ========   =========

     The following table sets forth the maturity of the Company's certificates of deposit that are $100,000 or greater as of the dates indicated:

                                        JUNE 30, 1997    DECEMBER 31, 1996
                                        -------------    -----------------
                             (DOLLARS IN THOUSANDS)
3 months or less.....................     $ 129,721          $  58,700
Between 3 months and 6 months........        23,064             20,608
Between 6 months and 1 year..........        21,857             14,559
Over 1 year..........................         5,920             10,140
                                        -------------    -----------------
     Total CD's $100,000 and over....     $ 180,562          $ 104,007
                                        =============    =================

     On March 10, 1997, the Bank restructured its personal checking accounts into master accounts containing a checking subaccount and a savings subaccount. The allocation of funds between such subaccounts has resulted in a $27.0 million decrease in the amount of NOW accounts and a corresponding increase in noninterest-bearing money market accounts at June 30, 1997. Funds in the checking subaccount are swept into the savings subaccount on a periodic basis, and then swept back into the checking subaccount as needed to cover checks or other withdrawals. In order to avoid having the savings subaccount reclassified as a "transaction account" for purposes of Regulation D, the number of transfers from the savings account to the checking subaccount is limited to six per month, with the sixth such transfer sweeping all funds from the savings subaccount to the checking subaccount. The purpose of this restructuring is to reduce the required non-interest-bearing balances held at the Federal Reserve.

BORROWINGS

     Securities sold under repurchase agreements and other short-term borrowings, consisting of federal funds purchased and treasury, tax, and loan deposits, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                          SIX MONTHS
                                        ENDED JUNE 30,      DECEMBER 31,
                                             1997               1996
                                        --------------      ------------
                                             (DOLLARS IN THOUSANDS)
Securities sold under repurchase agreements:
     Average.........................      $122,212           $103,927
     Period-end......................       114,951            136,119
     Maximum month-end balance during
       period........................       125,694            136,119
Interest rate:
     Average.........................          4.89%              4.88%
     Period-end......................          5.08%              4.93%
Other short-term borrowings:
     Average.........................      $ 20,547           $ 13,137
     Period-end......................        45,413             10,027
     Maximum month-end balance during
       period........................        50,645             60,044
Interest rate:
     Average.........................          5.52%              5.57%
     Period-end......................          5.57%              5.16%

     Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the three months ended June 30, 1997, the Company's liquidity needs have primarily been met by growth in core deposits and proceeds from the Company's IPO. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing securities and loan portfolios, have generally created an adequate liquidity position.

     The Company's risk-based capital ratios remain above the levels designated as "well capitalized" on June 30, 1997 with Leverage Capital, Tier 1 Risk-Based Capital and Risk-Based Capital Ratios of 6.50%, 9.58% and 10.37%, respectively.

OTHER MATTERS

     Effective August 1, 1997, the Company and the Bank consummated their merger with Pinemont Bank, whereby Pinemont Bank was merged into the Bank. In accordance with the Agreement and Plan of Merger, the Company exchanged 0.625 of a share of the Company's common shares for each share of Pinemont Bank stock, resulting in the issuance of 1,668,750 shares of the Company's common shares. At June 30, 1997, Pinemont Bank had total assets of approximately $240 million and total deposits of $219 million. Net interest income and net income of Pinemont Bank were $5.9 million and $1.3 million, respectively, for the six months ended June 30, 1997. The transaction was accounted for as a pooling of interests.

     In the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128") and Statement of Financial Accounting Standards No. 129 DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE ("SFAS 129"). These statements will be adopted by the Company effective December 31, 1997. SFAS 128 simplifies the computation of earnings per common share by replacing primary and fully diluted presentations with the new basic and diluted disclosures. SFAS 129 establishes standards for disclosing information about an entity's capital structure. Under the provisions of SFAS 128, basic and diluted earnings per share would be computed as follows:

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                       --------------------------  --------------------------
                                           1997          1996          1997          1996
                                       ------------  ------------  ------------  ------------
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Net income available for common
 shareholders.......................  $      3,854  $      2,460  $      6,937  $      4,906
                                       ============  ============  ============  ============
Divided by average common shares and common share equivalents:
     Average common shares...........     9,406,276     7,723,646     9,115,273     7,721,028
     Average common share
       equivalents...................       499,995       474,814       518,294       470,355
                                       ------------  ------------  ------------  ------------
Total average common shares and
  common share equivalents...........     9,906,271     8,198,460     9,633,567     8,191,383
                                       ============  ============  ============  ============
Basic earnings per common share......  $       0.41  $       0.32  $       0.76  $       0.64
                                       ============  ============  ============  ============
Diluted earnings per common share....  $       0.39  $       0.30  $       0.72  $       0.60
                                       ============  ============  ============  ============

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for financial statements issued for periods after December 31, 1997 and will have no impact on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 20, 1997.

     (b) The following Class I Directors were elected for a three year term at the Annual Meeting: John B. Brock III, J. David Heaney and Andres Palandjoglou. The following Class II and III Directors also continued in office after the Annual Meeting: Ernest H. Cockrell, John W. Johnson, Walter E. Johnson, Wilhelmina R. Morian, Paul B. Murphy, Jr. and Michael T. Willis.

     (c) A total of 6,158,045 votes were cast in favor of the Class I Directors and 400 votes abstained from voting on each Director. No votes were cast against any of the Class I Directors. At the Annual Meeting, the Company's shareholders also ratified the selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for the year ending December 31, 1997. A total of 6,157,545 votes were cast in favor of such proposal with 700 votes being cast against the proposal and 200 votes abstaining from voting on the proposal.

     (d)  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits:

    Exhibit 27.  Financial Data Schedule

         The required Financial Data Schedule has been included as Exhibit 27 of the Form 10-Q filed electronically with the Securities and Exchange Commission.

b)  Reports on Form 8-K

    None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

     SIGNATURE                         TITLE                          DATE
----------------------  ---------------------------------------   --------------

 WALTER E. JOHNSON     Chairman of the Board and Chief           August 11, 1997
 WALTER E. JOHNSON     Executive Officer (Principal Executive
                       Officer)

 DAVID C. FARRIES      Executive Vice President,                 August 11, 1997
 DAVID C. FARRIES      Treasurer and Secretary (Principal
                       Financial Officer)

 R. JOHN McWHORTER     Vice President and Controller             August 11, 1997
 R. JOHN MCWHORTER     (Principal Accounting Officer)