Form 10-Q
period 1997-09-30
SOUTHWEST BANCORP OF TEXAS INC
filed 1997-11-13
CIK 1027258

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            ------------------------

     There were 11,123,028 shares of the Registrant's Common Stock outstanding as of the close of business on September 30, 1997.

================================================================================

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                               INDEX TO FORM 10-Q

                                        PAGE
                                        ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
     Report of Independent
      Accountants....................      2
     Condensed Consolidated Balance
      Sheet as of September 30, 1997
      and December 31, 1996..........      3
     Condensed Consolidated Statement
      of Income for the three months
      ended September 30, 1997 and
      1996 and for the nine months
      ended September 30, 1997
      and 1996.......................      4
     Condensed Consolidated Statement
      of Changes in Shareholders'
      Equity for the year ended
      December 31, 1996, and for
      the nine months ended
      September 30, 1997.............      5
     Condensed Consolidated Statement
      of Cash Flows for the nine
      months ended September 30,
      1997 and 1996..................      6
     Notes to Condensed Consolidated
      Financial Statements...........      7
Item 2.  Management's Discussion and
          Analysis of Financial
          Condition and Results of
          Operations.................      8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...........    N/A
Item 2.  Changes in Securities.......    N/A
Item 3.  Default upon Senior
           Securities................    N/A
Item 4.  Submission of Matters to a
         Vote of Security Holders....    N/A
Item 5.  Other Information...........    N/A
Item 6.  Exhibits and Reports on
         Form 8-K....................     20
Signatures...........................     21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Southwest Bancorporation of Texas, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Susidiary (the "Company") as of September 30, 1997, the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 1997, and the condensed consolidated statements of changes in shareholders' equity and cash flows for the nine-month period ended September 30, 1997. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with generally accepted accounting principles. We have not reviewed the accompanying condensed consolidated statements of income for the three- and nine-month periods ended September 30, 1996 and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 1996. Accordingly, we do not express an opinion or any form of assurance on such financial statements.

     We have previously audited, prior to the restatement for the pooling of interests described in Note 5, in accordance with generally accepted auditing standards, the consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiary as of December 31, 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (the consolidated statements of income and cash flows are not presented herein) and, in our report dated January 31, 1997, we expressed an unqualified opinion on those consolidated financial statements. The financial statements of Pinemont Bank included in the December 31, 1996 restated condensed consolidated balance sheet and the condensed consolidated statement of changes in shareholders' equity for the year then ended were audited and reported on separately by other auditors, and in their opinion dated February 7, 1997, they expressed an unqualified option on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 and the condensed consolidated statement of changes in shareholders' equity for the year then ended, are fairly stated, in all material respects, in relation to the consolidated financial statements from which they have been derived.

                                          COOPERS & LYBRAND L.L.P.

Houston, Texas
November 7, 1997

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                        SEPTEMBER 30,     DECEMBER 31,
                                            1997              1996
                                        -------------     ------------
               ASSETS
Cash and due from banks..............    $    86,809       $   91,384
Federal funds sold and other.........        162,320           81,479
                                        -------------     ------------
          Total cash and cash
              equivalents............        249,129          172,863
Securities -- available for sale.....        434,945          345,398
Loans receivable, net................        919,377          724,255
Premises and equipment, net..........         18,893           16,468
Accrued interest receivable..........         10,732            8,127
Prepaid expenses and other assets....          5,155            5,030
                                        -------------     ------------
          Total assets...............    $ 1,638,231       $1,272,141
                                        =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing.............    $   407,348       $  373,025
     Money market and savings
      accounts.......................        625,565          441,758
     Time, $100 and over.............        259,709          137,357
     Other time......................         99,581           89,307
                                        -------------     ------------
          Total deposits.............      1,392,203        1,041,447
Securities sold under repurchase
  agreements.........................        124,774          136,119
Other short-term borrowings..........          5,043           10,027
Accrued interest payable.............          1,451            1,123
Other liabilities....................          5,261            2,687
                                        -------------     ------------
          Total liabilities..........      1,528,732        1,191,403
                                        -------------     ------------
Commitments and contingencies
Bank preferred stock.................        --                 7,323
                                        -------------     ------------
Shareholders' equity:
     Common stock -- $1 par value,
      50,000,000 shares authorized;
      11,123,028 and 9,403,582 shares
      issued and outstanding at
      September 30, 1997 and December
      31, 1996, respectively.........         11,123            9,404
     Additional paid-in capital......         48,920           28,535
     Retained earnings...............         47,279           35,564
     Net unrealized appreciation
      (depreciation) on securities
      available for sale, net of
      deferred taxes of $1,173 and
      $(47) at September 30, 1997
      and December 31, 1996,
      respectively...................          2,177              (88)
                                        -------------     ------------
          Total shareholders'
              equity.................        109,499           73,415
                                        -------------     ------------
          Total liabilities and
              shareholders' equity...    $ 1,638,231       $1,272,141
                                        =============     ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                      --------------------  --------------------
                                        1997       1996       1997       1996
                                      ---------  ---------  ---------  ---------
Interest income:
     Loans..........................  $  20,764  $  14,380  $  56,606  $  40,172
     Securities.....................      6,379      5,166     17,737     15,820
     Federal funds sold and other...      2,142        328      3,399        955
                                      ---------  ---------  ---------  ---------
          Total interest income.....     29,285     19,874     77,742     56,947
Interest expense on deposits and
  other borrowings..................     12,585      8,193     32,374     23,526
                                      ---------  ---------  ---------  ---------
          Net interest income.......     16,700     11,681     45,368     33,421
Provision for loan losses...........      1,158        410      2,736      1,090
                                      ---------  ---------  ---------  ---------
          Net interest income after
             provision for loan
             losses.................     15,542     11,271     42,632     32,331
                                      ---------  ---------  ---------  ---------
Other income:
     Service charges................      1,537      1,110      4,363      3,268
     Other operating income.........      1,004        584      2,801      1,688
     Gain on sale of securities.....         15     --            569         35
                                      ---------  ---------  ---------  ---------
          Total other income........      2,556      1,694      7,733      4,991
                                      ---------  ---------  ---------  ---------
Other expenses:
     Salaries and employee
       benefits.....................      6,489      4,793     17,835     13,486
     Occupancy expense..............      1,651      1,306      4,957      3,611
     Merger-related expenses and
       other charges................      2,011     --          2,011     --
     Other operating expenses.......      2,654      2,065      7,460      5,976
                                      ---------  ---------  ---------  ---------
          Total other expenses......     12,805      8,164     32,263     23,073
                                      ---------  ---------  ---------  ---------
          Income before income
             taxes..................      5,293      4,801     18,102     14,249
Provision for income taxes..........      1,855      1,682      6,351      4,991
                                      ---------  ---------  ---------  ---------
          Net income before bank
             preferred stock
             dividend...............      3,438      3,119     11,751      9,258
Bank preferred stock dividend.......     --            115         36        341
                                      ---------  ---------  ---------  ---------
          Net income available for
             common shareholders....  $   3,438  $   3,004  $  11,715  $   8,917
                                      =========  =========  =========  =========
          Earnings per common
             share..................  $    0.29  $    0.29  $    1.01  $    0.86
                                      =========  =========  =========  =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                        NET UNREALIZED
                                                                                         APPRECIATION
                                                                                        (DEPRECIATION)
                                           COMMON STOCK        ADDITIONAL               ON SECURITIES        TOTAL
                                       --------------------     PAID-IN      RETAINED     AVAILABLE      SHAREHOLDERS'
                                        SHARES      DOLLARS     CAPITAL      EARNINGS      FOR SALE         EQUITY
                                       ---------    -------    ----------    --------   --------------   -------------
BALANCE, DECEMBER 31, 1995...........  9,042,451    $ 9,043     $ 25,319     $ 23,960       $  (18)        $  58,304
     Issuance of common stock to
       benefit plan..................     17,435         17          151        --          --                   168
     Net proceeds from sale of common
       stock.........................    343,750        344        2,931        --          --                 3,275
     Liquidation of partial shares...        (54)     --              (1)       --          --                    (1)
     Deferred compensation
       amortization..................     --          --             135        --          --                   135
     Net change in unrealized
       depreciation on securities
       available for sale, net of
       deferred taxes of $37.........     --          --          --            --             (70)              (70)
     Cash dividends on preferred
       stock ($.61 per share)........     --          --          --             (457)      --                  (457)
     Net income for the year ended
       December 31, 1996.............     --          --          --           12,061       --                12,061
                                       ---------    -------    ----------    --------   --------------   -------------
BALANCE, DECEMBER 31, 1996...........  9,403,582      9,404       28,535       35,564          (88)           73,415
     Issuance of common stock to
       benefit plan..................      2,520          3           33        --          --                    36
     Exercise of stock options.......    394,426        393        1,965        --          --                 2,358
     Proceeds of public offering.....  1,322,500      1,323       18,487        --          --                19,810
     Redemption of Bank preferred
       stock.........................     --          --            (177)       --          --                  (177)
     Deferred compensation
       amortization..................     --          --              77        --          --                    77
     Net change in unrealized
       appreciation on securities
       available for sale, net of
       deferred taxes of $1,220......     --          --          --            --           2,265             2,265
     Cash dividends on preferred
       stock ($.05 per share)........     --          --          --              (36)      --                   (36)
     Net income for the nine months
       ended September 30, 1997......     --          --          --           11,751       --                11,751
                                       ---------    -------    ----------    --------   --------------   -------------
BALANCE, SEPTEMBER 30, 1997..........  11,123,028   $11,123     $ 48,920     $ 47,279       $2,177         $ 109,499
                                       =========    =======    ==========    ========   ==============   =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                          NINE MONTHS ENDED
                                            SEPTEMBER 30,
                                       ------------------------
                                           1997         1996
                                       ------------  ----------
Cash flows from operating activities:
     Net income......................  $     11,751  $    9,258
     Adjustments to reconcile net
      income to net cash provided by
      operating activities:
          Provision for loan
             losses..................         2,736       1,090
          Depreciation...............         2,732       1,926
          Compensation expense.......            36         133
          Deferred compensation
             amortization............            77         101
          Realized (gains) losses on
             securities available for
             sale....................          (142)         71
          Net amortization of
             premiums and
             discounts...............           986       1,225
          Dividends on Federal Home
             Loan Bank stock.........        (1,752)     (1,721)
          Decrease (increase) in
             accrued interest
             receivable, prepaid
             expenses and other
             assets..................        (2,391)        991
          Increase (decrease) in
             accrued interest payable
             and other liabilities...         3,793        (892)
                                       ------------  ----------
               Net cash provided by
                  operating
                  activities.........        17,826      12,182
                                       ------------  ----------
Cash flows from investing activities:
     Proceeds from maturity of
      securities available for
      sale...........................        30,080      33,725
     Principal paydowns of
      mortgage-backed securities
      available for sale.............        29,820      41,611
     Proceeds from sale of securities
      available for sale.............        93,109      35,805
     Purchase of securities available
      for sale.......................      (238,175)   (116,484)
     Proceeds from sale of other real
      estate and other loan related
      assets.........................            27         122
     Net increase in loans
      receivable.....................      (198,239)   (104,798)
     Purchase of premises and
      equipment......................        (5,157)     (4,335)
                                       ------------  ----------
               Net cash used in
                  investing
                  activities.........      (288,535)   (114,354)
                                       ------------  ----------
Cash flows from financing activities:
     Net increase in
      noninterest-bearing deposits...        34,323      35,456
     Net increase in time deposits...       132,626      25,266
     Net increase (decrease) in other
      interest-bearing deposits......       183,807      (8,029)
     Net decrease in securities sold
      under repurchase agreements....       (11,345)     (9,462)
     Net (decrease) increase in other
      short-term borrowings..........        (4,984)     58,757
     Net proceeds from sale of common
      stock..........................       --            3,275
     Net proceeds from initial public
      offering of common stock.......        19,810      --
     Net proceeds from exercise of
      stock options..................           390      --
     Retirement of Bank preferred
      stock..........................        (7,500)     --
     Payment of dividends on Bank
      preferred stock................          (152)       (342)
                                       ------------  ----------
               Net cash provided by
                  financing
                  activities.........       346,975     104,921
                                       ------------  ----------
Net increase in cash and cash
  equivalents........................        76,266       2,749
Cash and cash equivalents at
  beginning of period................       172,863     108,331
                                       ------------  ----------
Cash and cash equivalents at end of
  period.............................  $    249,129  $  111,080
                                       ============  ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the "Company") and its wholly-owned subsidiary Southwest Bank of Texas National Association (the "Bank"). All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at September 30, 1997, the consolidated results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the consolidated cash flows for the nine-month periods ended September 30, 1997 and 1996. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996, Form S-4 dated May 28, 1997 and Form 8-K dated August 1, 1997. The 1996 year-end consolidated balance sheet and statement of changes in shareholders' equity data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

3.  EARNINGS PER COMMON SHARE:

     Earnings per common share is computed as follows:

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                      --------------------  --------------------
                                        1997       1996       1997       1996
                                      ---------  ---------  ---------  ---------
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income available for common
  shareholders......................  $   3,438  $   3,004  $  11,715  $   8,917
                                      =========  =========  =========  =========
Divided by average common shares and
  common share equivalents:
     Average common shares..........     11,101      9,399     10,891      9,392
     Average common share
       equivalents..................        748        928        760        909
                                      ---------  ---------  ---------  ---------
Total average common shares and
  common share equivalents..........     11,849     10,327     11,651     10,301
                                      =========  =========  =========  =========
Earnings per common share...........  $    0.29  $    0.29  $    1.01  $    0.86
                                      =========  =========  =========  =========

4.  SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:

     During the nine months ended September 30, 1997, the Company reduced its federal income tax liability by approximately $2.0 million and recorded a corresponding increase to additional paid-in capital representing the tax benefit related to the exercise of certain stock options.

5.  MERGER RELATED ACTIVITY:

     Effective August 1, 1997, the Company and the Bank consummated their merger with Pinemont Bank, whereby Pinemont Bank was merged into the Bank. In accordance with the Agreement and Plan of Merger, the Company exchanged 0.625 of a share of the Company's common shares for each share of Pinemont Bank stock, resulting in the issuance of 1,668,621 shares of the Company's common shares. The transaction was accounted for as a pooling of interests; therefore the Company's condensed consolidated financial statements have been restated to include the accounts and operations of Pinemont Bank for all periods presented.

     Separate interest income and net income amounts of the merged entities are presented in the following table:

                                          THREE MONTHS      NINE MONTHS
                                              ENDED            ENDED
                                          SEPTEMBER 30,    SEPTEMBER 30,
                                              1997             1997
                                          -------------    -------------
Interest income:
     Southwest Bancorporation...........     $24,374          $63,989
     Pinemont Bank......................       4,911           13,753
                                          -------------    -------------
          Total interest income.........     $29,285          $77,742
                                          =============    =============
Net income available for common
   shareholders:
     Southwest Bancorporation...........     $ 3,080          $10,018
     Pinemont Bank......................         358            1,697
                                          -------------    -------------
          Total net income available for
             common shareholders........     $ 3,438          $11,715
                                          =============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Total assets at September 30, 1997 and December 31, 1996 were $1.64 billion, and $1.27 billion, respectively. Loans were $928.8 million at September 30, 1997, an increase of $197.1 million or 26.9% from $731.7 million at December 31, 1996. This growth was a result of a strong local economy and the Company's style of relationship banking. Deposits experienced similar growth, increasing to $1.39 billion at September 30, 1997 from $1.04 billion at December 31, 1996. Shareholders' equity was $109.5 million and $73.4 million at September 30, 1997 and December 31, 1996, respectively. This increase was primarily due to the Company's recently completed initial public offering ("IPO") of its common stock. A total of 1,322,500 shares of common stock were sold by the Company at $16.50 per share, yielding net proceeds of $19.8 million after deducting underwriting discount and other expenses. Substantially all of the net proceeds from the IPO were contributed to the Bank. Approximately $7.5 million was used to redeem the 750,000 outstanding shares of the Bank's preferred stock and the balance was used for general corporate purposes.

     The Company reported net income of $3.4 million for the three months ended September 30, 1997, including merger-related expenses and other charges ("the special charge") of approximately $2.0 million, pre-tax, related to its August 1, 1997, acquisition of Pinemont Bank, which was accounted for as a pooling of interests. This amount of net income represents a 14.4% increase over the $3.0 million earned in the third quarter of 1996. For the nine months ended September 30, 1997, net income was $11.7 million, including the special charge, or $1.01 per fully diluted common share, an increase of 31.4% and 17.4%, respectively, over the $8.9 million or $0.86 per fully diluted common share earned in the first nine months of 1996. Return on average common equity was 15.88% and return on average assets was 1.13% for the first nine months of 1997, compared with 16.68% and 1.15% for the same period a year ago.

     For the nine months ended September 30, 1997, net income excluding merger-related expenses and other charges would have been $13.0 million compared to $8.9 million for the same period in 1996, an increase of 46.2 percent. For the three months ended September 30, 1997, net income would have been

$4.7 million or $0.40 per common share compared to $3.0 million or $0.29 per common share for the same period in 1996, an increase of 58.0% and 37.9% respectively. Return on average assets and return on common shareholders' equity for the three months ended September 30, 1997 would have been 1.22%, and 17.72%, respectively. The bank's efficiency ratio would have been 56.0% for the three months ended September 30, 1997 compared with 60.8% for the same period last year.

RESULTS OF OPERATIONS

  NET INTEREST INCOME

     Net interest income was $16.7 million for the three months ended September 30, 1997, compared with $11.7 million for the three months ended September 30, 1996, an increase of 42.7%. For the nine months ended September 30, 1997, net interest income increased 35.7% from the same period in 1996 to $45.4 million. The increase in net interest income over the three- and nine-months ended September 30, 1996 was primarily due to growth in average interest-earning assets, principally loans.

     The net interest margin was 4.58% for the three months ended September 30, 1997, compared with 4.68% in the third quarter of 1996. The net interest margin was 4.71% for the nine months ended September 30, 1997, up from 4.67% for the first nine months of 1996. During the third quarter of 1997 various public entities had certificates of deposit and demand deposits which averaged approximately $100 million. When the accounts were originally opened they were expected to be temporary in nature. It is now anticipated that the funds will be disbursed during the fourth quarter of 1997. Collateral supporting these deposits will be reduced as these deposits are dispersed. The Bank has earned a relatively narrow spread on this transaction resulting in a lower net interest margin for the three- and nine-month periods ending September 30, 1997.

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

                                                 THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                 SEPTEMBER 30, 1997                   SEPTEMBER 30, 1996
                                          ---------------------------------    ---------------------------------
                                            AVERAGE      INTEREST   AVERAGE      AVERAGE      INTEREST   AVERAGE
                                          OUTSTANDING    EARNED/    YIELD/     OUTSTANDING    EARNED/    YIELD/
                                            BALANCE       PAID       RATE        BALANCE       PAID       RATE
                                          -----------    -------    -------    -----------    -------    -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
     Loans..............................  $   891,750    $20,764      9.24%    $   620,450    $14,380      9.22%
     Securities.........................      402,991      6,379      6.28         347,408      5,166      5.92
     Federal funds sold and other.......      150,929      2,142      5.63          24,182        328      5.40
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-earning
             assets.....................    1,445,670     29,285      8.04%        992,040     19,874      7.97%
                                                         -------    -------                   -------    -------
Less allowance for loan losses..........        8,841                                6,740
                                          -----------                          -----------
Total earning assets, net of allowance..    1,436,829                              985,300
Nonearning assets.......................      107,916                               88,650
                                          -----------                          -----------
          Total assets..................  $ 1,544,745                          $ 1,073,950
                                          ===========                          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Money market and savings
       deposits.........................  $   575,072      6,099      4.21%    $   407,345      4,077      3.98%
     Certificates of deposits...........      348,770      4,702      5.35         199,254      2,611      5.21
     Repurchase agreements and borrowed
       funds............................      138,772      1,784      5.10         121,814      1,505      4.92
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-bearing
             liabilities................    1,062,614     12,585      4.70%        728,413      8,193      4.47%
                                                         -------    -------                   -------    -------
Noninterest-bearing liabilities:
     Noninterest-bearing deposits.......      368,505                              260,720
     Other liabilities..................        7,311                                9,912
                                          -----------                          -----------
          Total liabilities.............    1,438,430                              999,045
Bank preferred stock....................      --                                     7,500
Shareholders' equity....................      106,315                               67,405
                                          -----------                          -----------
          Total liabilities and
             shareholders' equity.......  $ 1,544,745                          $ 1,073,950
                                          ===========                          ===========
Net interest income.....................                 $16,700                              $11,681
                                                         =======                              =======
Net interest spread.....................                              3.34%                                3.50%
                                                                    =======                              =======
Net interest margin.....................                              4.58%                                4.68%
                                                                    =======                              =======

                                                  NINE MONTHS ENDED                    NINE MONTHS ENDED
                                                 SEPTEMBER 30, 1997                   SEPTEMBER 30, 1996
                                          ---------------------------------    ---------------------------------
                                            AVERAGE      INTEREST   AVERAGE      AVERAGE      INTEREST   AVERAGE
                                          OUTSTANDING    EARNED/    YIELD/     OUTSTANDING    EARNED/    YIELD/
                                            BALANCE       PAID       RATE        BALANCE       PAID       RATE
                                          -----------    -------    -------    -----------    -------    -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
     Loans..............................  $   823,923    $56,606      9.19%    $   577,118    $40,172      9.30%
     Securities.........................      381,163     17,737      6.22         356,194     15,820      5.93
     Federal funds sold and other.......       81,756      3,399      5.56          23,561        955      5.41
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-earning
             assets.....................    1,286,842     77,742      8.08%        956,873     56,947      7.95%
                                                         -------    -------                   -------    -------
Less allowance for loan losses..........        8,213                                6,494
                                          -----------                          -----------
Total earning assets, net of allowance..    1,278,629                              950,379
Nonearning assets.......................      107,300                               82,941
                                          -----------                          -----------
          Total assets..................  $ 1,385,929                          $ 1,033,320
                                          ===========                          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Money market and savings
       deposits.........................  $   527,297     16,228      4.11%    $   400,991     11,769      3.92%
     Certificates of deposits...........      272,706     10,834      5.31         195,971      7,684      5.24
     Repurchase agreements and borrowed
       funds............................      141,416      5,312      5.02         110,306      4,073      4.93
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-bearing
             liabilities................      941,419     32,374      4.60%        707,268     23,526      4.44%
                                                         -------    -------                   -------    -------
Noninterest-bearing liabilities:
     Noninterest-bearing deposits.......      338,971                              248,771
     Other liabilities..................        6,115                                5,869
                                          -----------                          -----------
          Total liabilities.............    1,286,505                              961,908
Bank preferred stock....................          805                                7,323
Shareholders' equity....................       98,619                               64,089
                                          -----------                          -----------
          Total liabilities and
             shareholders' equity.......  $ 1,385,929                          $ 1,033,320
                                          ===========                          ===========
Net interest income.....................                 $45,368                              $33,421
                                                         =======                              =======
Net interest spread.....................                              3.48%                                3.51%
                                                                    =======                              =======
Net interest margin.....................                              4.71%                                4.67%
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

                                           THREE MONTHS ENDED SEPTEMBER                NINE MONTHS ENDED
                                                        30,                              SEPTEMBER 30,
                                          -------------------------------  ------------------------------------------
                                                   1997 VS. 1996                         1997 VS. 1996
                                          -------------------------------  ------------------------------------------
                                                INCREASE (DECREASE)                   INCREASE (DECREASE)
                                                      DUE TO                                 DUE TO
                                          -------------------------------  ------------------------------------------
                                           VOLUME      RATE       TOTAL     VOLUME      RATE       DAYS       TOTAL
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                    (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans...................................  $   6,344  $      40  $   6,384  $  17,274  $    (693) $    (147) $  16,434
Securities..............................        843        370      1,213      1,151        824        (58)     1,917
Federal funds sold and other............      1,725         89      1,814      2,359         88         (3)     2,444
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Total increase (decrease) in
       interest income..................      8,912        499      9,411     20,784        219       (208)    20,795
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------
INTEREST-BEARING LIABILITIES:
Money market and savings deposits.......      1,695        327      2,022      3,736        766        (43)     4,459
Certificates of deposits................      1,972        118      2,090      3,027        151        (28)     3,150
Repurchase agreements and borrowed
  funds.................................        215         65        280      1,159         95        (15)     1,239
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Total increase (decrease) in
       interest expense.................      3,882        510      4,392      7,922      1,012        (86)     8,848
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------
Increase (decrease) in net interest
  income................................  $   5,030  $     (11) $   5,019  $  12,862  $    (793) $    (122) $  11,947
                                          =========  =========  =========  =========  =========  =========  =========

  PROVISION FOR LOAN LOSSES

     The provision for loan losses was $1.2 million for the three months ended September 30, 1997 as compared to $410,000 for the three months ended June 30, 1996. The provision for loan losses was $2.7 million for the nine months ended September 30, 1997 as compared to $1.1 million for the nine months ended September 30, 1996, an increase of 145.5%. This increase in the provision is directly related to loan growth. The increase in the provision for loan losses was due to the increased loan balances which averaged $891.8 million for the three months ended September 30, 1997 compared to $620.5 million for the comparable period in 1996. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss provision as the Company's loan portfolio grows and diversifies.

  NONINTEREST INCOME

     Noninterest income for the three months ended September 30, 1997 was $2.6 million, an increase of $900,000 or 52.9% over the same period in 1996. Noninterest income for the nine months ended September 30, 1997 was $7.7 million, an increase of 54.0%, from $5.0 million during the comparable period in 1996. The following table presents for the periods indicated the major changes in noninterest income.

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                        SEPTEMBER 30,         SEPTEMBER 30,
                                     --------------------  --------------------
                                       1997       1996       1997       1996
                                     ---------  ---------  ---------  ---------
                                               (DOLLARS IN THOUSANDS)
Service charges on deposit
  accounts.........................  $   1,537  $   1,110  $   4,363  $   3,268
Retail services income.............         92         70        247        206
Corporate services income..........          7          7         30         17
Loan operations....................        197        206        584        445
Investment services................        631        244      1,663        860
Other noninterest income...........         77         57        277        160
Gain on sale of securities.........         15     --            569         35
                                     ---------  ---------  ---------  ---------
     Total noninterest income......  $   2,556  $   1,694  $   7,733  $   4,991
                                     =========  =========  =========  =========

     All categories of noninterest income for the nine months ended September 30, 1997 reflect increased income compared to the nine months ended September 30, 1996. The increase in noninterest income for the three- and nine-months ended September 30, 1997, compared to the three- and nine-months ended September 30, 1996, respectively, is primarily attributable to the increased number of deposit accounts, the new business relationship acquired with Harris County and the growth of the investment services department.

     Service charges were $1.5 million for the three months ended September 30, 1997, compared to $1.1 million for the three months ended September 30, 1996, an increase of $400,000 or 36.4%. Services charges were $4.4 million for the nine months ended September 30, 1997, compared to $3.3 million for the same period in 1996. This was an increase of $1.1 million, or 33.3%. During this period the number of accounts serviced increased to 38,651 at September 30, 1997 from 33,977 at September 30, 1996.

     Fee income from investment services has increased significantly in the past year. For the three months ended September 30, 1997, investment services income grew to $631,000, an increase of $387,000 or 158.6% over the 1996 level. For the nine month period ending September 30, 1997, investment services income grew to $1.7 million or 97.7% from the $860,000 level during the same period in 1996. This increase in the investment services income was attributable to a strategic focus by the Company to increase its competitive position in providing investment services.

  NONINTEREST EXPENSES

     For the three months ended September 30, 1997, noninterest expenses totaled $12.8 million, including merger-related expenses and other charges of approximately $2.0 million (the "special charge"), an increase of $4.6 million, or 56.1%, from $8.2 million during 1996. For the nine months ended September 30, 1997, noninterest expenses totaled $32.3 million, including the special charge, an increase of $9.2 million, or 39.8% from $23.1 million for the same period in 1996. The increase in noninterest expenses during these periods was due primarily to salaries and employee benefits. The efficiency ratio, including the special charge, increased to 66.46% for the three months ended September 30, 1997, from 60.76% for the comparable period in 1996. For the nine months ended September 30, the efficiency ratio, including the special charge, increased to 60.70% for 1997 from 59.96% for 1996.

     Salary and benefit expense for the three months ended September 30, 1997 was $6.5 million, an increase of $1.7 million or 35.4% from $4.8 million for the three months ended September 30, 1996. Salary and benefit expense for the nine months ended September 30, 1997 was $17.8 million, an increase of $4.3 million or 31.9% from $13.5 million for the same period in 1996. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth, including staffing for two new branches, a second downtown branch at 909 Fannin, and a branch west of downtown in the Memorial area. Total full-time equivalent employees at September 30, 1997 and September 30, 1996 were 514 and 425, respectively.

     Occupancy expense increased $400,000 or 30.8% to $1.7 million for the three months ended September 30, 1997. For the nine months ended September 30, 1997, occupancy expense increased $1.4 million or 38.9% over the same period a year ago to $5.0 million. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance contract expense. Building lease expense increased to $465,000 for the three months ended September 30, 1997 from $309,000 for the same period in 1996. For the nine months ended September 30, 1997, building lease expense increased 58.7% to $1.3 million from $819,000 for the nine months ended September 30, 1996. This increase was the result of opening two new branches during the past year and additionally, by increasing the rentable square feet of the corporate offices by moving to a larger facility. Depreciation expense for the third quarter increased $202,000, to $726,000 or 38.6% in 1997 from the comparable period in 1996. For the nine months ended September 30, 1997, depreciation expense was $2.2 million. This represents an increase of $653,000 or 42.8% over the same period in 1996. This increase was due primarily to depreciation on equipment provided to new employees and expense related to technology upgrades throughout the Company. Maintenance contract expense for the three months ended September 30, 1997 was $224,000, an increase of $106,000 or 89.8% compared to $118,000 in
1996. For the nine months ended September 30, 1997, maintenance contract expense was $502,000, an increase of 50.8% or $169,000 over the same period in 1996. The Company has purchased maintenance contracts for major operating systems throughout the organization.

  INCOME TAXES

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. For the three months ended September 30, 1997, income tax expense was $1.9 million, an increase of $200,000 or 11.8% from the $1.7 million of income tax expense for the same period in 1996. For the nine month period ending September 30, 1997, income tax expense was $6.4 million compared to $5.0 million during the same period in 1996, an increase of 28.0%.

FINANCIAL CONDITION

LOAN PORTFOLIO

     Total loans were $928.8 million at September 30, 1997, an increase of $197.1 million or 26.9% from $731.7 million at December 31, 1996. Consistent with the Company's historically high rate of growth, this increase is believed to be the result of a strong local economy and the Company's style of relationship banking featuring professional, attentive and responsive service to customers' needs, and focusing on commercial lending to middle market companies and private banking for individuals.

     The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 1997 and December 31, 1996:

                                     SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                    --------------------   --------------------
                                      AMOUNT     PERCENT     AMOUNT     PERCENT
                                    ----------   -------   ----------   -------
                                              (DOLLARS IN THOUSANDS)
Commercial and industrial.........  $  453,682     48.84%  $  348,218     47.59%
Real estate.......................
     Construction and land
       development................     118,001     12.71       84,044     11.49
     1-4 Family...................     173,564     18.69      146,271     19.99
     Commercial owner occupied....     113,046     12.17       86,087     11.77
     Ranchland....................       8,835      0.95        8,835      1.21
Other.............................       6,758      0.73        3,159      0.43
Consumer..........................      54,879      5.91       55,042      7.52
                                    ----------   -------   ----------   -------
Total loans.......................  $  928,765    100.00%  $  731,656    100.00%
                                    ==========   =======   ==========   =======

NONPERFORMING ASSETS

     The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets were $1.7 million at September 30, 1997 compared with $1.9 million at December 31, 1996. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.18% and 0.26% at September 30, 1997 and December 31, 1996, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                        SEPTEMBER 30,    DECEMBER 31,
                                            1997             1996
                                        -------------    ------------
                                           (DOLLARS IN THOUSANDS)
Nonaccrual loans.....................      $ 1,023          $1,615
Accruing loans 90 or more days past
due..................................           23              22
Restructured loans...................       --              --
Other real estate....................          650             281
                                        -------------    ------------
     Total nonperforming assets......      $ 1,696          $1,918
                                        =============    ============
Nonperforming assets to total loans
  and other real estate..............         0.18%           0.26%

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

     In order to determine the adequacy of the allowance for loan losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. Management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status. An unallocated allowance is also established based on the Company's historical charge-off experience. The Company then charges to operations a provision for loan losses determined on a quarterly basis to maintain the allowance for loan losses at an adequate level determined according to the foregoing methodology.

     Management believes that the allowance for loan losses at September 30, 1997 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at September 30, 1997.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                         NINE MONTHS
                                            ENDED         YEAR ENDED
                                        SEPTEMBER 30,    DECEMBER 31,
                                            1997             1996
                                        -------------    -------------
                                            (DOLLARS IN THOUSANDS)
Allowance for loan losses beginning
  of period..........................      $ 7,401          $ 6,024
Provision for loan losses............        2,736            2,090
Charge-offs..........................         (853)            (804)
Recoveries...........................          104               91
                                        -------------    -------------
Allowance for loan losses end of
period...............................      $ 9,388          $ 7,401
                                        =============    =============
Allowance to period-end loans........         1.01%            1.01%
Net charge-offs to average loans.....         0.12%            0.12%
Allowance to period-end nonperforming
  loans..............................      897.61%          452.11%

SECURITIES

     The amortized cost and approximate fair value of securities classified as available for sale is as follows:

                                                      SEPTEMBER 30, 1997
                                        -----------------------------------------------
                                                        GROSS UNREALIZED
                                        AMORTIZED      -------------------      FAIR
                                          COST          GAIN        LOSS       VALUE
                                        ---------      ------      -------   ----------
                                                    (DOLLARS IN THOUSANDS)
U. S. Government securities..........   $ 113,392      $  607      $   (12)  $  113,987
Mortgage-backed securities...........     265,014       2,707           (8)     267,713
Federal Reserve Bank stock...........       1,393        --          --           1,393
Federal Home Loan Bank stock, at
cost.................................      36,834        --          --          36,834
Other securities.....................      14,969          50           (1)      15,018
                                        ---------      ------      -------   ----------
     Total securities available for
       sale..........................   $ 431,602      $3,364      $   (21)  $  434,945
                                        =========      ======      =======   ==========


                                                       DECEMBER 31, 1996
                                        -----------------------------------------------
                                                        GROSS UNREALIZED
                                        AMORTIZED      -------------------      FAIR
                                          COST          GAIN        LOSS       VALUE
                                        ---------      ------      -------   ----------
                                                    (DOLLARS IN THOUSANDS)
U. S. Government securities..........   $ 126,966      $  372      $  (484)  $  126,854
Mortgage-backed securities...........     169,399         571         (617)     169,353
Federal Reserve Bank stock...........         950        --          --             950
Federal Home Loan Bank stock, at
cost.................................      40,082        --          --          40,082
Other securities.....................       8,131          31           (3)       8,159
                                        ---------      ------      -------   ----------
     Total securities available for
       sale..........................   $ 345,528      $  974      $(1,104)  $  345,398
                                        =========      ======      =======   ==========

DEPOSITS

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market and time accounts. The Company relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. As of September 30, 1997, the Company had less than three percent of its deposits classified as brokered funds and does not anticipate any significant increase. Deposits provide the primary source of funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average demand deposits to average total deposits for the three months ended September 30, 1997 and the year ended December 31, 1996, were 28.5% and 30.1%, respectively.

     The average daily balances and weighted average rates paid on deposits for the three months ended September 30, 1997 and the year ended December 31, 1996, are presented below:

                                  SEPTEMBER 30, 1997        DECEMBER 31, 1996
                                ----------------------     --------------------
                                   AVG.                      AVG.       AVG.
                                 BALANCE     AVG. RATE     BALANCE      RATE
                                ----------   ---------     --------   ---------
                                            (DOLLARS IN THOUSANDS)
NOW accounts.................   $   24,595        1.98%    $ 51,906        1.51%
Regular savings..............       11,629        2.29        9,924        2.35
Money market savings.........      538,848        4.35      343,879        4.34
CD's less than $100,000......       82,579        5.18       72,585        5.09
CD's $100,000 and over.......      248,278        5.41      112,459        5.35
IRA's & QRP's................       17,913        5.27       16,029        5.28
                                ----------   ---------     --------   ---------
     Total interest-bearing
       deposits..............      923,842        4.64      606,782        4.37
Noninterest-bearing deposits.      368,505      --          260,784      --
                                ----------   ---------     --------   ---------
     Total deposits..........   $1,292,347        3.32%    $867,566        3.06%
                                ==========   =========     ========   =========

     The following table sets forth the maturity of the Company's certificates of deposit that are $100,000 or greater as of the dates indicated:

                                        SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                        ------------------    -----------------
                                                  (DOLLARS IN THOUSANDS)
3 months or less.....................        $169,058             $  72,722
Between 3 months and 6 months........          50,948                28,144
Between 6 months and 1 year..........          28,887                24,226
Over 1 year..........................          10,816                12,265
                                        ------------------    -----------------
     Total CD's $100,000 and over....        $259,709             $ 137,357
                                        ==================    =================

     On March 10, 1997, the Bank restructured its personal checking accounts into master accounts containing a checking subaccount and a savings subaccount. The allocation of funds between such subaccounts has resulted in a $61.2 million decrease in the amount of NOW accounts and a corresponding increase in noninterest-bearing money market accounts at September 30, 1997. Funds in the checking subaccount are swept into the savings subaccount on a periodic basis, and then swept back into the checking subaccount as needed to cover checks or other withdrawals. In order to avoid having the savings subaccount reclassified as a "transaction account" for purposes of Regulation D, the number of transfers from the savings account to the checking subaccount is limited to six per month, with the sixth such transfer sweeping all funds from the savings subaccount to the checking subaccount. The purpose of this restructuring is to reduce the required non-interest-bearing balances held at the Federal Reserve.

BORROWINGS

     Securities sold under repurchase agreements and other short-term borrowings, consisting of federal funds purchased and treasury, tax, and loan deposits, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                            NINE MONTHS
                                               ENDED
                                           SEPTEMBER 30,       DECEMBER 31,
                                               1997                1996
                                        -------------------    ------------
                                                 (DOLLARS IN THOUSANDS)
Securities sold under repurchase agreements:
     Average.........................        $ 124,718           $103,927
     Period-end......................          124,774            136,119
     Maximum month-end balance during
       period........................          125,765            136,119
Interest rate:
     Average.........................             4.93%              4.88%
     Period-end......................             4.92%              4.93%
Other short-term borrowings:
     Average.........................        $  17,084           $ 13,137
     Period-end......................            5,043             10,027
     Maximum month-end balance during
       period........................           50,645             60,044
Interest rate:
     Average.........................             5.56%              5.57%
     Period-end......................             5.79%              5.16%

     Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the three months ended September 30, 1997, the Company's liquidity needs have primarily been met by growth in core deposits. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing securities and loan portfolios, have generally created an adequate liquidity position.

     The Company's risk-based capital ratios remain above the levels designated as "well capitalized" on September 30, 1997 with leverage capital, tier 1 risk-based capital and risk-based capital ratios of 6.68%, 9.89% and 10.79%, respectively.

OTHER MATTERS

     Effective August 1, 1997, the Company and the Bank consummated their merger with Pinemont Bank, whereby Pinemont Bank was merged into the Bank. In accordance with the Agreement and Plan of Merger, the Company exchanged 0.625 of a share of the Company's common shares for each share of Pinemont Bank stock, resulting in the issuance of 1,668,621 shares of the Company's common shares. The transaction was accounted for as a pooling of interests; therefore the Company's condensed consolidated financial statements have been restated to include the accounts and operations of Pinemont Bank for all periods presented. In the three months ended September 30, 1997, the Company expensed approximately $2.0 million, pre-tax, of merger related expenses and other charges. Management does not expect any material additional merger related expenses to be incurred.

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

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                        SEPTEMBER 30,         SEPTEMBER 30,
                                     --------------------  --------------------
                                       1997       1996       1997       1996
                                     ---------  ---------  ---------  ---------
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income available for common
  shareholders.....................  $   3,438  $   3,004  $  11,715  $   8,917
                                     =========  =========  =========  =========
Divided by average common shares
  and common share equivalents:
     Average common shares.........     11,101      9,399     10,891      9,392
     Average common share
       equivalents.................        719        923        669        892
                                     ---------  ---------  ---------  ---------
Total average common shares and
  common share equivalents.........     11,820     10,322     11,560     10,284
                                     =========  =========  =========  =========
Basic earnings per common share....  $    0.31  $    0.32  $    1.08  $    0.95
                                     =========  =========  =========  =========
Diluted earnings per common share..  $    0.29  $    0.29  $    1.01  $    0.86
                                     =========  =========  =========  =========

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

b)  Reports on Form 8-K

         The following report on Form 8-K was filed by the Company during the three months ended September 30, 1997:

         Current Report on Form 8-K dated August 1, 1997, and filed August 5, 1997, Items 2 and 7.

         The following financial statements were included in Item 7 of such report:

         PINEMONT BANK

         Report of Independent Certified Public Accountants

         Balance Sheets as of March 31, 1997 (unaudited), and December 31,
           1996 and 1995

         Statements of Earnings for the Three Months Ended March 31, 1997
           (unaudited) and 1996 (unaudited) and the Years Ended December 31, 1996, 1995 and 1994

         Statements of Shareholders Equity for the Three Months Ended March 31,
           1997 (unaudited) and the Years Ended December 31, 1996, 1995 and 1994

         Statements of Cash Flows for the Three Months Ended March 31, 1997
           (unaudited) and 1996 (unaudited) and the Years Ended December 31, 1996, 1995 and 1994

         Notes to Financial Statements

             Pro Forma Financial Statements (Unaudited)

         Pro Forma Combined Condensed Balance Sheet as of March 31, 1997

         Pro Forma Combined Condensed Statements of Income for the Three Months
           Ended March 31, 1997 and the Years Ended December 31, 1996 and 1995

         Notes to Unaudited Pro Forma Financial Statements

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

    SIGNATURE                        TITLE                          DATE
    ---------                        -----                          ----

/s/ WALTER E. JOHNSON     Chairman of the Board and            November 12, 1997
    WALTER E. JOHNSON     Chief Executive Officer
                          (Principal Executive Officer)

/s/ DAVID C. FARRIES      Executive Vice President,            November 12, 1997
    DAVID C. FARRIES      Treasurer and Secretary
                          (Principal Financial Officer)

/s/ R. JOHN McWHORTER     Vice President and Controller        November 12, 1997
    R. JOHN MCWHORTER     (Principal Accounting Officer)