Form 10-K405
period 1997-12-31
SOUTHWEST BANCORP OF TEXAS INC
filed 1998-03-13
CIK 1027258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
 (STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


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

                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                            ------------------------

     There were 11,562,797 shares of the Registrant's Common Stock outstanding as of the close of business on February 27, 1998. The aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $367 million (based upon the closing price of $36.00 on February 27, 1998, as reported on the NASDAQ National Market System).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement relating to the 1998 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 1997, are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Southwest Bancorporation of Texas, Inc. (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate,"
"intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these, forward-looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

THE COMPANY

     The Company was incorporated as a business corporation under the laws of the State of Texas on March 28, 1996, for the purpose of serving as a bank holding company for Southwest Bank of Texas National Association (the "Bank"). The holding company formation was consummated and the Company acquired all of the outstanding shares of capital stock of the Bank as of the close of business on June 30, 1996. Based upon total assets as of December 31, 1997, the Company ranks as the largest independent bank holding company headquartered in the metropolitan Houston area. The Company's headquarters are located at 4400 Post Oak Parkway, Houston, Texas 77027, and its telephone number is (713) 235-8800.

     The Company provides an array of sophisticated products typically found only in major regional banks. These services are provided to middle market businesses in the metropolitan Houston area through sixteen full service banking facilities. Each banking office has seasoned management with significant lending experience who exercises substantial autonomy over credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized management approach, coupled with the continuity of service by the same staff members, enables the Company to develop long-term customer relationships, maintain high quality service and provide quick responses to customer needs. The Company believes that its emphasis on local relationship banking, together with its conservative approach to lending and resultant strong asset quality, are important factors in the success and the growth of the Company.

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

     The Company has a three-part strategy for growth. First, the Company will continue to actively target the "middle market" and private banking customers in Houston for loan and deposit opportunities as it has successfully done for the past eight years. The "middle market" is generally characterized by privately owned companies having annual revenues ranging from $1 million to $250 million and borrowings ranging from $50,000 to $10 million, but primarily in the $150,000 to $5 million range. Typical middle market customers seek a relationship with a local independent bank that is sensitive to their needs and understands their business philosophy. These customers desire a long-term relationship with a decision-making loan officer who is responsive and experienced and has ready access to a bank's senior management. In implementing this part of its strategy, the Company continues to explore opportunities (i) to solidify its existing customer relationships and build new customer relationships by providing new services required by its middle market customers and (ii) to expand its base of services in the professional and executive market to meet the demands of that sector.

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

THE BANK

     The Bank, a national banking association, was chartered in January 1982 and commenced business operations in October 1982. In July 1989, the Bank hired as its President and Chief Executive Officer, Walter E. Johnson who had worked in the banking industry for over 30 years. From 1972 to 1988 Mr. Johnson had been president of Allied Bank of Texas, a premier Houston middle market lender whose total assets approached $4 billion at the time it was acquired by First Interstate Bancorp in 1988. Mr. Johnson also improved the Bank's credit review practices and lending policies and assembled an experienced team of loan officers, consisting primarily of individuals with whom he had worked at Allied Bank of Texas and First Interstate Bank. The Bank's 11 senior loan officers average more than 20 years of lending experience in the metropolitan Houston area. As a result of Mr. Johnson's leadership, the Bank's assets have grown from $43.4 million at June 30, 1989 to $1.8 billion at December 31, 1997.

     The Bank provides a complete range of retail and commercial banking services that compete directly with major regional banks. Loans consist of commercial loans to middle market businesses, loans to individuals, commercial real estate loans, residential mortgages and construction loans. In addition, the Bank offers a broad array of fee income products including merchant card services, letters of credit, customized cash management services, brokerage and mutual funds and drive-in banking services.

     The Bank maintains a staff of professional treasury management marketing officers who consult with middle market companies to design custom cost-effective cash management systems. The Bank offers a full product line of cash concentration, disbursement and automated information reporting services comparable to those offered by any major regional bank. Through the Bank's continued investment in new technology and people, the Bank has been able to attract some of Houston's largest middle market companies to utilize the Bank's treasury management products. The Bank has also been able to attract new loan customers through their use of the Bank's treasury management products, such as an image-based lock box service and controlled disbursement and sweep products, which allow borrowers to minimize interest expense and convert excess operating funds into interest income. Through the use of an interactive terminal or personal computer, the Bank's STAR system provides customers with instant access to all bank account information with multiple intraday updates. The Bank makes business communication more efficient through Electronic Data Interchange ("EDI"), which is an inter-organizational computer-to-computer exchange of business documentation in a standard computer-processable format. Through the use of EDI and electronic payments, the Bank can provide the customer with a paperless funds management system. Positive Pay, a service under which the Bank only pays checks listed on a legitimate "company issue" file, is another product which helps prevent check fraud. The Bank's average commercial customer uses five treasury management services. Because these services help customers improve their treasury operations and achieve new efficiencies in cash management, they are extremely useful in building and maintaining long-term relationships.

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

EMPLOYEES

     As of December 31, 1997, the Company had 583 full-time employees, 187 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time employees. The Company has also provided most of its employees with the benefit of Common Stock ownership through the Company's contributions to a 401(k) plan, in which 320 of its employees are currently participating. The Company considers its relations with its employees to be excellent.

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

Corporation (the "FDIC"), the Bank is also subject to regulation and supervision by the FDIC. Because the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") regulates the Company, the Federal Reserve Board has supervisory authority which affects the Bank.

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

     Another set of restrictions is found in Section 23B of the Federal Reserve Act. Among other things, Section 23B requires that certain transactions between the Bank, including its subsidiaries, and its affiliates must be on terms substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. In the absence of such comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated persons. The Bank is also subject to certain prohibitions against any advertising that indicates the Bank is responsible for the obligations of its affiliates. The Bank does not have any nonbanking affiliates as of the date of this Annual Report.

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

     PROMPT CORRECTIVE ACTION. In addition to the capital adequacy guidelines, FDICIA requires the OCC to take "prompt corrective action" with respect to any national bank which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well capitalized" to "critically undercapitalized," which authorize, and in certain cases require, the OCC to take certain specified supervisory action. Under regulations implemented under FDICIA, a national bank is considered well capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A national bank is considered adequately capitalized if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of at least 4% and a leverage capital ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of an undercapitalized institution. A national bank is considered undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). A significantly undercapitalized institution is one which has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A critically undercapitalized institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.

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

     The OCC is authorized by FDICIA to take various enforcement actions against any significantly undercapitalized national bank and any national bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC. These powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring primary approval of capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers.

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

     As of December 31, 1997, the Bank met the capital requirements of a "well-capitalized" institution.

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

     THE COMPANY

     The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA"), and is subject to supervision and regulation by the Federal Reserve Board. The BHCA and other Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. As a bank holding company, the Company's activities and those of its banking and nonbanking subsidiaries are limited to the business of banking and activities closely related or incidental to banking, and the Company may not directly or indirectly acquire the ownership or control of more than five percent of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board.

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

     ANNUAL REPORTING; EXAMINATIONS. The Company is required to file an annual report with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the company for the cost of such an examination.

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

ENFORCEMENT POWERS OF THE FEDERAL BANKING AGENCIES

     The Federal Reserve Board and the OCC have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or the Bank, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under " -- The Bank -- Prompt Corrective Action," the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan.

     IMPOSITION OF LIABILITY FOR UNDERCAPITALIZED SUBSIDIARIES. FDICIA requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan. Under FDICIA, the aggregate liability of all companies controlling an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The guarantee and limit on liability expire after the regulators notify the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. FDICIA grants greater powers to the bank regulators in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan.
For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates. At December 31, 1997, however, the Bank satisfied the requirements of a "well capitalized" institution and, therefore, these requirements are presently inapplicable to the Company.

     ACQUISITIONS BY BANK HOLDING COMPANIES. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or direct or indirect ownership or control of more than 5% of any class of voting shares of any bank.

     The Federal Reserve Board will allow the acquisition by a bank holding company of an interest in any bank located in another state only if the laws of the state in which the target bank is located expressly authorize such acquisition. Texas law permits, in certain circumstances, out-of-state bank holding companies to acquire banks and bank holding companies in Texas.

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

     Congress has been considering legislation in various forms that would require federal thrifts to convert their charters to national or state bank charters. The Regulatory Reduction Act required the Treasury Department to prepare for Congress by March 31, 1997 a comprehensive study on development of a common charter for federal savings associations and commercial banks; and, in the event that the thrift charter was eliminated by January 1, 1999, would require the merger of the BIF and the SAIF into a single Deposit Insurance Fund on that date. The Company cannot determine whether, or in what form, such legislation may eventually be enacted.

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

ITEM 2.  PROPERTIES

FACILITIES

     The Company currently maintains sixteen locations, ten of which are leased. The following table sets forth specific information on each branch, each of which offers full service banking. The Company's headquarters are located at 4400 Post Oak Parkway, in a 35-story office tower located in the Galleria area.

                                                                                    BRANCH DEPOSITS
                                                                                          AT
                 BRANCH                    SQ. FT.             LOCATION            DECEMBER 31, 1997
----------------------------------------  ---------   --------------------------   -----------------
                                                                                    (IN THOUSANDS)
Galleria/Corporate......................    109,000   4400 Post Oak Parkway           $   813,644
Downtown -- 1100 Louisiana..............     10,000   1100 Louisiana                      125,909
Northwest Crossing......................      8,134   Hwy 290 at Tidwell                  134,241
Memorial City...........................      3,554   899 Frostwood                        75,092
Greenway Plaza..........................      2,669   12 Greenway Plaza                    62,040
Medical Center..........................      2,437   6602 Fannin                           8,651
Downtown -- Two Houston Center..........      2,219   909 Fannin                           53,244
Hempstead...............................     17,000   12130 Hempstead Hwy.                105,143
Tanglewood..............................      5,625   5791 Woodway                         12,728
Pasadena................................      4,900   4207 Fairmont Parkway                14,183
Memorial West...........................      1,700   14803 Memorial                        7,733
Spring..................................      6,300   2000 Spring Cypress Road             32,459
Bell Tower..............................      4,500   1330 Wirt Road                       16,279
Kingwood................................      5,500   29805 Loop 494                       32,768
Porter..................................      2,450   23741 Highway 59, #2                  5,229
North Port..............................      5,000   9191 North Loop East                 12,998
                                                                                   -----------------
                                                                                      $ 1,512,341
                                                                                   =================

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor the Bank is currently involved in any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of the Company's security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on the NASDAQ Stock Market on January 28, 1997, and is quoted in such Market under the symbol "SWBT". The Company's Common Stock was not publicly traded, nor was there an established market therefor, prior to January 28, 1997. On February 27, 1998, there were approximately 790 holders of record of the Company's Common Stock.

     No cash dividends have ever been paid by the Company on its Common Stock, and the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's principal source of funds to pay cash dividends on its Common Stock would be cash dividends from the Bank. There are certain statutory limitations on the payment of dividends by national banks. Without approval of the OCC, dividends in any calendar year may not exceed the Bank's total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus or to a fund for the retirement of any preferred stock. In addition, a dividend may not be paid in excess of a bank's cumulative net profits after deducting bad debts in excess of the allowance for loan losses. As of December 31, 1997, approximately $37.7 million was available for payment of dividends by the Bank to the Company under these restrictions without regulatory approval. See "Item 1.
Business -- Supervision and Regulation."

     The following table presents the range of high, low and closing sale prices reported on the NASDAQ during the year ended December 31, 1997, the Company's first year as a public company.

                                                    1997
                                  -------------------------------------------
                                   FOURTH      THIRD      SECOND        FIRST
                                     QTR.       QTR.       QTR.          QTR.
                                  ---------   --------   ---------   ---------
Common stock sale price:
     High......................   $  32 1/8   $  301/8   $  27 5/8   $  20 1/2
     Low.......................      28 1/4      255/8      18 3/8      17 7/8
     Close.....................      31 1/8      291/2      27 5/8      19 1/4

RECENT SALES OF UNREGISTERED SECURITIES

     No securities were sold by the Company during the fiscal year ended December 31, 1997 that were not registered under the Securities Act of 1933.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Annual Report, and the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data as of the end of and for each of the five years in the period ended December 31, 1997 are derived from the Company's Consolidated Financial Statements which have been audited by independent public accountants. Historical results have been restated to reflect the operations of Pinemont Bank prior to August 1, 1997, the date on which it was merged into the Bank in a transaction accounted for as a pooling-of-interests.

                                                     YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------
                                         1997       1996       1995       1994       1993
                                       ---------  ---------  ---------  ---------  ---------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
    Interest income..................  $ 108,932  $  78,257  $  61,695  $  42,063  $  30,903
    Interest expense.................     45,729     32,275     25,509     13,848      9,970
                                       ---------  ---------  ---------  ---------  ---------
        Net interest income..........     63,203     45,982     36,186     28,215     20,933
    Provision for loan losses........      3,886      2,090      1,121      1,349      1,037
                                       ---------  ---------  ---------  ---------  ---------
        Net interest income after
          provision for loan
          losses.....................     59,317     43,892     35,065     26,866     19,896
    Noninterest income...............     10,573      6,847      4,867      3,986      3,352
    Noninterest expenses.............     44,013     32,210     25,684     20,903     17,366
                                       ---------  ---------  ---------  ---------  ---------
        Income before taxes..........     25,877     18,529     14,248      9,949      5,882
    Provision for income taxes.......      9,072      6,468      4,919      3,462      2,002
    Cumulative effect of change in
      accounting principle...........         --         --         --         --         16
                                       ---------  ---------  ---------  ---------  ---------
    Net income before preferred
      dividend.......................     16,805     12,061      9,329      6,487      3,896
    Preferred stock dividend.........         36        457         50         --     --
                                       ---------  ---------  ---------  ---------  ---------
    Net income available to common
      shareholders...................  $  16,769  $  11,604  $   9,279  $   6,487  $   3,896
                                       =========  =========  =========  =========  =========
PER SHARE DATA:
    Basic earnings per common
      share(1).......................  $    1.53  $    1.24  $    1.03  $    0.75       0.45
    Diluted earnings per common
      share(1).......................  $    1.44  $    1.14  $    0.95  $    0.70  $    0.43
    Book value per share.............  $   10.27  $    7.81  $    6.45  $    5.21  $    4.43
    Average common shares............     10,959      9,395      9,032      8,613      8,597
    Average common share
      equivalents....................        662        802        687        626        542
PERFORMANCE RATIOS:
    Return on average assets.........       1.15%      1.09%      1.15%      1.04%      0.77%
    Return on average common
      equity.........................      16.46%     17.58%     17.50%     15.43%     10.65%
    Net interest margin..............       4.67%      4.69%      4.81%      4.86%      4.58%
    Efficiency ratio(3)..............      59.66%     60.97%     62.56%     64.91%     71.51%
BALANCE SHEET DATA(2):
    Total assets.....................  $1,807,604 $1,272,141 $1,007,616 $ 703,497  $ 579,909
    Securities.......................    555,398    345,398    347,908    196,333    189,961
    Loans............................    986,150    731,655    531,770    417,601    327,396
    Allowance for loan losses........     10,335      7,400      6,024      4,991      3,802
    Total deposits...................  1,512,341  1,041,447    840,174    603,481    516,164
    Total shareholders' equity.......    114,835     73,415     58,304     46,969     38,091
ASSET QUALITY RATIOS(2):
    Nonperforming assets to loans and
      other real estate..............       0.37%      0.26%      0.19%      0.18%      0.25%
    Net charge-offs to average
      loans..........................       0.11%      0.13%      0.09%      0.04%      0.00%
    Allowance for loan losses to
      total loans....................       1.05%      1.01%      1.13%      1.20%      1.16%
    Allowance for loan losses to
      nonperforming loans(4).........     332.64%    452.05%    675.34%   1250.88%   1604.22%

------------

(1) Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income available to common shareholders by the sum of the weighted average number of common shares outstanding and common share equivalents for the period.

(2) At period end, except net charge-offs to average loans.

(3) Calculated by dividing total noninterest expenses, by net interest income plus noninterest income.

(4) Nonperforming loans consist of nonaccrual loans and loans contractually past due 90 days or more.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Annual Report.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

OVERVIEW

     Total assets at December 31, 1997, 1996 and 1995 were $1.8 billion, $1.3 billion, and $1.0 billion, respectively. This growth was a result of a strong local economy, the addition of new loan officers, and the Company's style of relationship banking. Loans were $986.2 million at December 31, 1997, an increase of $254.5 million or 34.8% from $731.7 million at the end of 1996. Loans were $531.8 million at year end 1995. Deposits experienced similar growth, increasing to $1.5 billion at year end 1997 from $1.0 billion at year end 1996 and $840.2 million at year end 1995. Shareholders' equity was $114.8 million, $73.4 million and $58.3 million at December 31, 1997, 1996 and 1995, respectively.

     Net income available for common shareholders was $16.8 million, $11.6 million, and $9.3 million and diluted earnings per common share was $1.44, $1.14, and $0.95 for the years ended 1997, 1996 and 1995, respectively. This increase in net income was primarily the result of strong loan growth, maintaining strong asset quality and expense control and resulted in returns on average assets of 1.15%, 1.09%, and 1.15% and returns on average common equity of 16.46%, 17.58%, and 17.50% for the years ended 1997, 1996 and 1995, respectively.

     On August 1, 1997, the Company completed its merger with Pinemont Bank, resulting in the issuance of approximately 1.7 million shares of the Company's common stock valued at approximately $45 million. The Company accounted for this combination as a pooling of interests and accordingly the consolidated financial information included herein has been restated to include the accounts and operations of Pinemont Bank for all reported periods.

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

     1997 VERSUS 1996. Net interest income totaled $63.2 million in 1997 compared to $46.0 million in 1996, an increase of $17.2 million or 37.4%. This resulted in net interest margins of 4.67% and 4.69% and net interest spreads of 3.43% and 3.52% for 1997 and 1996, respectively.

     The increase in net interest income was due primarily to a $372.7 million or 38.0% increase in average earning assets. Average loans grew $251.3 million or 41.7% during 1997 while average securities grew $51.5 million or 14.8% during the same period. The yield earned on average loans outstanding decreased 7 basis points to 9.19% in 1997 and was partially offset by a 24 basis point increase in the yield earned on average securities. Overall, the yield earned on average earning assets increased 7 basis points to 8.05% in 1997 compared to a 16 basis point increase in the rate paid on average interest-bearing liabilities.

     1996 VERSUS 1995. Net interest income totaled $46.0 million in 1996 compared to $36.2 million in 1995, an increase of $9.8 million or 27.1%. This resulted in net interest margins of 4.69% and 4.81% and net interest spreads of 3.52% and 3.63% for 1996 and 1995, respectively.

     The primary reason for higher net interest income was strong growth in average earning assets. Average loans grew $139.7 million for the year ended December 31, 1996, which was partially offset by a decrease in yield of 47 basis points. Similarly, investment securities for the year ended December 31, 1996 grew $98.3 million and the yield improved 28 basis points to 5.98%. Offsetting these increases was a large increase in interest expense due to the growth in savings and money market account balances from $322.3 million to $405.7 million, an increase of $83.4 million, which was partially offset by a decrease in the rate paid from 4.07% to 3.93% for the year ended 1996 versus 1995. Also, interest expense increased due to additional volume on certificates of deposit and repurchase agreements and borrowed funds.

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

                                                                          YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------------------------
                                                      1997                               1996                          1995
                                        --------------------------------   --------------------------------   ----------------------
                                          AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST
                                        OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/
                                          BALANCE       PAID      RATE       BALANCE       PAID      RATE       BALANCE       PAID
                                        -----------   --------   -------   -----------   --------   -------   -----------   --------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans.................................  $ 853,829   $78,509      9.19%    $ 602,484    $55,771      9.26%    $ 462,810    $45,014
  Securities............................    400,748    24,908      6.22       349,214     20,892      5.98       250,886     14,290
  Federal funds sold and other earning
    assets..............................     99,278     5,515      5.56        29,471      1,594      5.41        38,935      2,391
                                        -----------   --------   -------   -----------   --------   -------   -----------   --------
      Total interest-earning assets.....  1,353,855   108,932      8.05%      981,169     78,257      7.98%      752,631     61,695
                                        -----------   --------   -------   -----------   --------   -------   -----------   --------
Less allowance for loan losses..........     (8,654)                           (6,593)                            (5,532)
                                        -----------                        -----------                        -----------
Total earning assets, net of
  allowance.............................  1,345,201                           974,576                            747,099
Nonearning assets.......................    111,283                            89,343                             62,981
                                        -----------                        -----------                        -----------
      Total assets......................  $1,456,484                        $1,063,919                         $ 810,080
                                        ===========                        ===========                        ===========
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Money market and savings deposits.....  $ 548,666    22,688      4.14%    $ 405,711     15,955      3.93%    $ 322,283     13,116
  Certificates of deposit...............    296,416    15,733      5.31       201,072     10,557      5.25       162,929      8,485
  Repurchase agreements and borrowed
    funds...............................    144,881     7,308      5.04       117,073      5,763      4.92        72,578      3,908
                                        -----------   --------   -------   -----------   --------   -------   -----------   --------
      Total interest-bearing
        liabilities.....................    989,963    45,729      4.62%      723,856     32,275      4.46%      557,790     25,509
                                        -----------   --------   -------   -----------   --------   -------   -----------   --------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits...    357,697                           260,782                            189,070
  Other liabilities.....................      6,964                             5,941                              9,394
                                        -----------                        -----------                        -----------
      Total liabilities.................  1,354,624                           990,579                            756,254
                                        -----------                        -----------                        -----------
Bank preferred stock....................         --                             7,323                                804
Shareholders' equity....................    101,860                            66,017                             53,022
                                        -----------                        -----------                        -----------
      Total liabilities and
        shareholders' equity............  $1,456,484                        $1,063,919                         $ 810,080
                                        ===========                        ===========                        ===========
Net interest income.....................              $63,203                            $45,982                            $36,186
                                                      ========                           ========                           ========
Net interest spread.....................                           3.43%                              3.52%
                                                                 =======                            =======
Net interest margin.....................                           4.67%                              4.69%
                                                                 =======                            =======

                                          AVERAGE
                                          YIELD/
                                           RATE
                                          -------
ASSETS
Interest-earning assets:
  Loans.................................    9.73%
  Securities............................    5.70
  Federal funds sold and other earning
    assets..............................    6.14
                                          -------
      Total interest-earning assets.....    8.20%
                                          -------
Less allowance for loan losses..........

Total earning assets, net of
  allowance.............................
Nonearning assets.......................

      Total assets......................

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Money market and savings deposits.....    4.07%
  Certificates of deposit...............    5.21
  Repurchase agreements and borrowed
    funds...............................    5.38
                                          -------
      Total interest-bearing
        liabilities.....................    4.57%
                                          -------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits...
  Other liabilities.....................

      Total liabilities.................

Bank preferred stock....................
Shareholders' equity....................

      Total liabilities and
        shareholders' equity............

Net interest income.....................

Net interest spread.....................    3.63%
                                          =======
Net interest margin.....................    4.81%
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

                                                                        YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------------------------------------
                                                       1997 VS. 1996                               1996 VS. 1995
                                          ----------------------------------------    ---------------------------------------
                                              INCREASE (DECREASE)                         INCREASE (DECREASE)
                                                     DUE TO                                     DUE TO
                                          ----------------------------                ---------------------------
                                          VOLUME      RATE       DAYS      TOTAL      VOLUME      RATE       DAYS     TOTAL
                                          -------   ---------    -----   ---------    -------   ---------    ----   ---------
                                                                        (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans...................................  $23,419   $    (529)   $(152)  $  22,738    $13,462   $  (2,828)   $123   $  10,757
Securities..............................    3,140         933      (57)      4,016      5,562       1,001      39       6,602
Federal funds sold and other............    3,792         134       (5)      3,921       (588)       (216)      7        (797)
                                          -------   ---------    -----   ---------    -------   ---------    ----   ---------
    Total increase (decrease) in
      interest income...................   30,351         538     (214)     30,675     18,436      (2,043)    169      16,562
                                          -------   ---------    -----   ---------    -------   ---------    ----   ---------
INTEREST-BEARING LIABILITIES:
Money market and savings deposits.......    5,666       1,111      (44)      6,733      3,359        (556)     36       2,839
Certificates of deposit.................    5,035         170      (29)      5,176      1,963          86      23       2,072
Repurchase agreements and borrowed
  funds.................................    1,385         176      (16)      1,545      2,385        (541)     11       1,855
                                          -------   ---------    -----   ---------    -------   ---------    ----   ---------
    Total increase (decrease) in
      interest expense..................   12,086       1,457      (89)     13,454      7,707      (1,011)     70       6,766
                                          -------   ---------    -----   ---------    -------   ---------    ----   ---------
Increase in net interest income.........  $18,265   $    (919)   $(125)  $  17,221    $10,729   $  (1,032)   $ 99   $   9,796
                                          =======   =========    =====   =========    =======   =========    ====   =========

     PROVISION FOR LOAN LOSSES

     The 1997 provision for loan losses increased to $3.9 million from $2.1 million in 1996, an increase of $1.8 million or 85.7%. The provision for the year ended 1996 increased by $969,000 or 86.4% from $1.1 million for the year ended December 31, 1995. The increased provision in 1997 and 1996 resulted from strong loan growth rather than higher nonperforming assets.

     NONINTEREST INCOME

     Noninterest income for the year ended December 31, 1997 was $10.6 million, an increase of $3.7 million or 54.4% over the same period in 1996. Noninterest income of $6.8 million earned in the year ended December 31, 1996 represented an increase of $2.0 milllion or 40.7% over the same period in 1995. The following table presents for the periods indicated the major changes in noninterest income.

                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                            1997       1996       1995
                                          ---------  ---------  ---------
                                              (DOLLARS IN THOUSANDS)
Service charges on deposit accounts.....  $   6,025  $   4,473  $   3,319
Retail services income..................        304        276        247
Corporate services income...............         48         26         11
Loan operations.........................        833        599        446
Investment services.....................      2,339      1,215        695
Other noninterest income................        526        258        149
Gain on sale of securities, net.........        498
                                          ---------  ---------  ---------
          Total noninterest income......  $  10,573  $   6,847  $   4,867
                                          =========  =========  =========

     Service charges were $6.0 million for the year ended December 31, 1997, compared to $4.5 million for the year ended December 31, 1996, an increase of $1.5 million or 34.7%, and increased $1.2 million or 34.8% from 1995 to 1996. During this three year period the Company introduced several new products which contributed to the increase in service charge income. In addition, the number of deposit accounts grew from 31,221 at December 31, 1995 to 35,258 at December 31, 1996 to 39,311 at December 31, 1997.

     Other significant increases in noninterest income were recognized in the categories of loan operations and investment services. Fee income from investment services has increased significantly in each of the past three years. For the year ended December 31, 1997 investment services income grew to $2.3 million, an increase of $1.1 million or 92.5% over the 1996 level, and increased to $1.2 million for the year ended 1996, an increase of $520,000 or 74.8% from 1995. These increases are the result of a strategic focus by the Company to increase its competitive position in providing investment services.

     NONINTEREST EXPENSES

     For the year ended December 31, 1997, noninterest expenses totaled $44.0 million, an increase of $11.8 million, or 36.6%, from $32.2 million during 1996, which had increased from $25.7 million during 1995. The increase in noninterest expenses during these periods was due primarily to salaries and employee benefits, and occupancy expenses. Additionally, $2.0 million in merger related expenses were incurred in 1997. The efficiency ratio was 59.66%, 60.97% and 62.56% for the years ended December 31, 1997, 1996 and 1995 respectively. The improvement was due primarily to a large increase in earning assets and the Company's continued efforts to control overhead expenses.

     Salary and benefit expense for the year ended December 31, 1997 was $25.0 million, an increase of $6.0 million or 31.4% from $19.0 million for the year ended December 31, 1996. Salary and benefit expense for the year ended December 31, 1996 was up $4.9 million or 34.5% from the same period in 1995. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth. Total full-time equivalent employees for the years ended December 31, 1997, 1996 and 1995 were 559, 434, and 359, respectively.

     Occupancy expense rose $1.9 million and $1.5 million or 39.6% and 44.4% in 1997 and 1996, respectively. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance contract expense. Building lease expense increased to $1.8 million in 1997 from $1.2 million in 1996, an increase of $600,000 or 50% and increased $328,000 or 39.6% for the year ended 1996. The Company increased the rentable square feet of the Galleria location by moving to a larger facility in November 1996. Depreciation expense increased $885,000 and $678,000 or 42.7% and 48.6% in 1997 and 1996
respectively. This increase was due primarily to depreciation on equipment provided to new employees and expense related to technology upgrades throughout the Company. Maintenance contract expense for the year ended December 31, 1997 was $707,000, an increase of $295,000 or 71.6% compared to $412,000 in 1996 and
$336,000 in 1995. The Company has purchased maintenance contracts for major operating systems throughout the organization.

     During the third quarter of 1997, the Company expensed approximately $2.0 million in merger-related expenses and other charges, including $344,000 in losses associated with restructuring the Pinemont Bank securities portfolio.

     INCOME TAXES

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. In 1997 income tax expense was $9.1 million, an increase of $2.6 million or 40.3% from the $6.5 million of income tax expense in 1996. In 1996 income tax expense was $6.5 million, an increase of $1.6 million or 31.5% from the $4.9 million of income tax expense in 1995.

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

     YEAR 2000

     The Company has established a Year 2000 Steering Committee to coordinate the assessment, remediation, testing and development of changes to all computer applications, hardware, and third party software to ensure there will be no material adverse effect on customers or disruption to business operations as a result of a failure of the Company or third parties to properly process any date data, including dates on or after January 1, 2000. Major areas of potential business impact have been assessed and remediation efforts have begun. The recent upgrade of certain financial systems by the Company has mitigated concern for those systems. Incremental costs for causing computer applications to be Year 2000 compliant is presently estimated to be immaterial with costs of normal software, upgrades, and replacements incurred through fiscal year 1999. The estimated costs for hardware, embedded chips, and third party software are being developed through the assessment process. While the Company's efforts also include obtaining appropriate representations and assurances from third-party vendors and other organizations that such entities will be able to meet all of their obligations to the Company without disruption as a result of the Year 2000 issues, there can be no assurance that the Company will not be adversely impacted by the failure of such third-party entities to achieve Year 2000 compliance.

FINANCIAL CONDITION

     LOAN PORTFOLIO

     Total loans were $986.2 million at December 31, 1997, an increase of $254.5 million, or 34.8% from December 31, 1996. Total loans were $731.7 million at December 31, 1996, an increase of $199.9 million, or 37.6%, from $531.8 million at December 31, 1995.

     The following table summarizes the loan portfolio of the Company by major category as of the dates indicated:

                                         DECEMBER 31, 1997       DECEMBER 31, 1996       DECEMBER 31, 1995       DECEMBER 31, 1994
                                        -------------------     -------------------     -------------------     -------------------
                                         AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
                                        --------    -------     --------    -------     --------    -------     --------    -------
Commercial and industrial............   $448,348     45.46 %    $330,566     45.18 %    $218,074     41.01 %    $166,798     39.94%
Real estate
  Construction & land development....    128,985     13.08        89,803     12.27        62,560     11.76        53,116     12.72
  1-4 family residential.............    171,551     17.40       130,407     17.83        99,340     18.68        81,149     19.43
  Commercial owner occupied..........    132,052     13.39        97,116     13.27        63,649     11.97        41,753     10.00
  Farmland...........................      8,384      0.85         8,879      1.21         5,327      1.00         3,097      0.74
Consumer.............................     88,631      8.99        71,640      9.79        59,480     11.19        46,643     11.17
Other................................      8,199      0.83         3,244      0.45        23,340      4.39        25,046      6.00
                                        --------    -------     --------    -------     --------    -------     --------    -------
    Total Loans......................   $986,150    100.00 %    $731,655    100.00 %    $531,770    100.00 %     417,602    100.00%
                                        ========    =======     ========    =======     ========    =======     ========    =======

                                        DECEMBER 31, 1993
                                       -------------------
                                        AMOUNT     PERCENT
                                       --------    -------
Commercial and industrial............  $135.851     41.49 %
Real estate
  Construction & land development....    42,388     12.95
  1-4 family residential.............    64,764     19.78
  Commercial owner occupied..........    28,945      8.84
  Farmland...........................     2,998      0.92
Consumer.............................    37,958     11.59
Other................................    14,492      4.43
                                       --------    -------
    Total Loans......................  $327,396    100.00 %
                                       ========    =======

     The primary lending focus of the Company is on small- and medium-sized commercial, residential mortgage and consumer loans. The Company offers a variety of commercial lending products including term loans, lines of credit and equipment financing. A broad range of short- to medium-term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

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

     Loans collateralized by single-family residential real estate generally have been originated in amounts of no more than 90% of appraised value. The Company requires mortgage title insurance and hazard insurance in the amount of the loan. Although the contractual loan payment periods for single-family residential real estate loans are generally for a three to seven year period, such loans often remain outstanding for significantly shorter periods than their contractual terms.

     Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans
(collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan.

     The contractual maturity ranges of the commercial and industrial and real estate construction loan portfolio and the amount of such loans with fixed interest rates and floating rates in each maturity range as of December 31, 1997 are summarized in the following table:

                                                 DECEMBER 31, 1997
                                   ---------------------------------------------
                                               AFTER ONE     AFTER
                                    ONE YEAR    THROUGH      FIVE
                                    OR LESS    FIVE YEARS    YEARS      TOTAL
                                   ----------  ----------  ---------  ----------
                                              (DOLLARS IN THOUSANDS)
Commercial and industrial........  $  297,304  $  139,497  $  11,547  $  448,348
Real estate construction.........      67,595      58,585      2,805     128,985
                                   ----------  ----------  ---------  ----------
       Total.....................  $  364,899  $  198,082  $  14,352  $  577,333
                                   ==========  ==========  =========  ==========
Loans with a fixed interest rate.  $   90,239  $   76,364  $   3,857  $  170,460
Loans with a floating interest
  rate...........................     274,660     121,718     10,495     406,873
                                   ----------  ----------  ---------  ----------
       Total.....................  $  364,899  $  198,082  $  14,352  $  577,333
                                   ==========  ==========  =========  ==========

     NONPERFORMING ASSETS

     The Company has well developed procedures in place to maintain a high quality loan portfolio. These procedures include a Credit Quality Assurance Process that begins with approval of lending policies and underwriting guidelines by the Board of Directors, an independent loan review department staffed with OCC experienced personnel, low individual lending limits for officers, Senior Loan Committee approval for large credit relationships and quality loan documentation procedures. The loan review department has consistently identified and analyzed weaknesses in the portfolio and reports credit risk grade changes on a monthly basis to Bank management and directors. The Company also maintains a well developed monitoring process for credit extensions in excess of $100,000. The Company performs monthly and quarterly concentration analyses based on various factors such as industries, collateral types, business lines, large credit sizes, international investments and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

     The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets were $3.7 million at December 31, 1997, compared with $1.9 million at December 31, 1996 and $994,000 at December 31, 1995. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.37%, 0.26%, and 0.19% for the years ended 1997, 1996, and 1995, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                           DECEMBER 31,
                                       -----------------------------------------------------
                                         1997       1996       1995       1994       1993
                                       ---------  ---------  ---------  ---------  ---------
                                                      (DOLLARS IN THOUSANDS)
Nonaccrual loans.....................  $   2,724  $   1,615  $     869  $     397  $     202
Accruing loans 90 or more days past
  due................................        383         22         23          2         35
Restructured loans...................         --         --         --         --         --
Other real estate and foreclosed
  property...........................        546        297        102        371        590
                                       ---------  ---------  ---------  ---------  ---------
       Total nonperforming assets....  $   3,653  $   1,934  $     994  $     770  $     827
                                       =========  =========  =========  =========  =========
Nonperforming assets to total loans
  and other real estate..............       0.37%      0.26%      0.19%      0.18%      0.25%

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

     ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security and the evaluation of its loan portfolio by the loan review function. Charge-offs occur when loans are deemed to be uncollectible.

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

     Management believes that the allowance for loan losses at December 31, 1997 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at December 31, 1997.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                     YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                         1997       1996       1995        1994        1993
                                       ---------  ---------  ---------  ----------  ----------
                                                       (DOLLARS IN THOUSANDS)
Allowance for loan losses beginning
  balance............................  $   7,400  $   6,024  $   4,991  $    3,802  $    2,753
Provision for loan losses............      3,886      2,090      1,121       1,349       1,037
Charge-offs..........................     (1,078)      (807)      (440)       (243)        (82)
Recoveries...........................        127         93         24          83          94
Increase from acquisition............         --         --        328          --          --
                                       ---------  ---------  ---------  ----------  ----------
Allowance for loan losses ending
  balance............................  $  10,335  $   7,400  $   6,024  $    4,991  $    3,802
                                       =========  =========  =========  ==========  ==========
Allowance to period-end loans........       1.05%      1.01%      1.13%       1.20%       1.16%
Net charge-offs to average loans.....       0.11       0.13       0.09        0.04        0.00
Allowance to period-end nonperforming
  loans..............................     332.64     452.05     675.34     1250.88     1604.22

     The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                                      DECEMBER 31,
                                       ---------------------------------------------------------------------------
                                                1997                      1996                      1995
                                       -----------------------   -----------------------   -----------------------
                                                   PERCENT OF                PERCENT OF                PERCENT OF
                                                    LOANS TO                  LOANS TO                  LOANS TO
                                        AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS
                                       ---------   -----------   ---------   -----------   ---------   -----------
                                                                 (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
  applicable to:
    Commercial and industrial........  $     922      45.46%     $     468      45.18%     $     109      41.01%
    Real estate:
         Construction and land
           development...............         25      13.08%            53      12.27%             1      11.76%
         1-4 family residential......                 17.40%             7      17.83%             6      18.68%
         Commercial owner occupied...                 13.39%            29      13.27%            75      11.97%
         Farmland....................                  0.85%        --           1.21%        --           1.00%
         Other.......................                  0.83%             1       0.45%             5       4.39%
    Consumer.........................         38       8.99%            54       9.79%            31      11.19%
    Unallocated......................      9,350                     6,788                     5,797
                                       ---------                 ---------                 ---------
Total allowance for loan losses......  $  10,335                 $   7,400                 $   6,024
                                       =========                 =========                 =========
                                                           DECEMBER 31,
                                       -----------------------------------------------------
                                                 1994                        1993
                                       -------------------------   -------------------------
                                                     PERCENT OF                  PERCENT OF
                                                      LOANS TO                    LOANS TO
                                         AMOUNT      TOTAL LOANS     AMOUNT      TOTAL LOANS
                                       -----------   -----------   -----------   -----------
                                                      (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
  applicable to:
    Commercial and industrial........  $       140      39.94%     $       115      41.49%
    Real estate:
         Construction and land
           development...............           24      12.72%             140      12.95%
         1-4 family residential......           10      19.43%              15      19.78%
         Commercial owner
           occupied..................           63      10.00%              23       8.84%
         Farmland....................      --            0.74%         --            0.92%
         Other.......................            4       6.00%         --            4.43%
    Consumer.........................           53      11.17%              62      11.59%
    Unallocated......................        4,697                       3,447
                                       -----------                 -----------
Total allowance for loan losses......  $     4,991                 $     3,802
                                       ===========                 ===========

     SECURITIES

     At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders' equity until realized. Gains and losses on sales of securities are determined using the specific-identification method. Since December 31, 1995, the Company has classified all securities as available for sale. This allows the Company to manage its investment portfolio more effectively and to enhance the average yield on the portfolio.

     The following table summarizes the amortized cost of securities held by the Company as of the dates shown:

                                                              DECEMBER 31
                                       ----------------------------------------------------------
                                          1997        1996        1995        1994        1993
                                       ----------  ----------  ----------  ----------  ----------
                                                         (DOLLARS IN THOUSANDS)
U.S. Government securities...........  $  163,230  $  126,966  $  136,294  $  123,426  $  120,763
Mortgage-backed securities...........     323,434     169,399     165,853      70,430      66,183
Federal Reserve Bank Stock...........       1,791         950         946         718         716
Federal Home Loan Bank Stock.........      37,942      39,386      38,348       2,037       1,612
Other securities.....................      26,281       8,827       6,494       2,465         686
                                       ----------  ----------  ----------  ----------  ----------
     Total securities................  $  552,678  $  345,528  $  347,935  $  199,076  $  189,960
                                       ==========  ==========  ==========  ==========  ==========

     The following table summarizes the carrying value and classification of securities as of the dates shown:

                                                     DECEMBER 31,
                                          ----------------------------------
                                             1997        1996        1995
                                          ----------  ----------  ----------
                                                (DOLLARS IN THOUSANDS)
Available for sale at fair value........  $  555,398  $  345,398  $  347,908
Held to maturity........................      --          --          --
Securities at amortized cost............      --          --          --
                                          ----------  ----------  ----------
     Total securities...................  $  555,398  $  345,398  $  347,908
                                          ==========  ==========  ==========

     The following table presents the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown:

                                                     DECEMBER 31, 1997                            DECEMBER 31, 1996
                                       ----------------------------------------------    -----------------------------------
                                                     GROSS        GROSS                                GROSS        GROSS
                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR      AMORTIZED   UNREALIZED   UNREALIZED
                                         COST         GAIN         LOSS       VALUE        COST         GAIN         LOSS
                                       ---------   ----------   ----------   --------    ---------   ----------   ----------
                                                                      (DOLLARS IN THOUSANDS)
U.S. Government securities...........  $163,230      $  536       $   (4)    $163,762    $126,966       $372       $   (484)
Mortgage-backed securities...........   323,434       2,275         (151)     325,558     169,399        571           (617)
Federal Reserve Bank Stock...........     1,791       --           --           1,791         950      --            --
Federal Home Loan Bank Stock.........    37,942       --           --          37,942      39,386      --            --
Other securities.....................    26,281          64        --          26,345       8,827         31             (3)
                                       ---------   ----------   ----------   --------    ---------       ---      ----------
   Total securities..................  $552,678      $2,875       $ (155)    $555,398    $345,528       $974       $ (1,104)
                                       =========   ==========   ==========   ========    =========       ===      ==========
                                                                 DECEMBER 31, 1995
                                                   ----------------------------------------------
                                                                 GROSS        GROSS
                                         FAIR      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                        VALUE        COST         GAIN         LOSS       VALUE
                                       --------    ---------   ----------   ----------   --------
U.S. Government securities...........  $126,854    $136,294      $  561      $   (590)   $136,265
Mortgage-backed securities...........   169,353     165,853         510          (538)    165,825
Federal Reserve Bank Stock...........       950         946       --           --             946
Federal Home Loan Bank Stock.........    39,386      38,348       --           --          38,348
Other securities.....................     8,855       6,494          32            (2)      6,524
                                       --------    ---------   ----------   ----------   --------
   Total securities..................  $345,398    $347,935      $1,103      $ (1,130)   $347,908
                                       ========    =========   ==========   ==========   ========

     No securities were classified as held to maturity at December 31, 1997, 1996, or 1995.

     Securities totaled $555.4 million at December 31, 1997, an increase of $210.0 million from $345.4 million at December 31, 1996. During 1996, securities decreased $2.5 million from $347.9 million at

December 31, 1995. The yield on the securities portfolio for 1997 was 6.22% while the yield was 5.98% in 1996.

     The Company has no mortgage-backed securities that have been issued by non-agency entities. Included in the Company's mortgage-backed securities at December 31, 1997 were $66.9 million in agency issued collateral mortgage obligations.

     At December 31, 1997, 62.8% of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At December 31, 1997, approximately $172.8 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly were less susceptible to declines in value should interest rates increase.

     The following table summarizes the contractual maturity of investments (including securities, federal funds sold and interest-bearing deposits) and their weighted average yields at December 31, 1997. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated shareholders' equity.

                                                                           DECEMBER 31, 1997
                                           -------------------------------------------------------------------------------
                                                                                        AFTER FIVE
                                                                    AFTER ONE        YEARS BUT WITHIN
                                                WITHIN           YEAR BUT WITHIN
                                               ONE YEAR            FIVE YEARS           TEN YEARS         AFTER TEN YEARS
                                           -----------------    -----------------    ----------------    -----------------
                                            AMOUNT     YIELD     AMOUNT     YIELD    AMOUNT     YIELD     AMOUNT     YIELD
                                           --------    -----    --------    -----    -------    -----    --------    -----
                                                                       (DOLLARS IN THOUSANDS)
U.S. Government securities..............   $100,767    5.70 %   $ 62,463    6.39 %   $ --        --      $  --        --
Mortgage-backed securities..............      1,459    6.80       42,982    6.04     76,034     6.59 %    202,959    5.98%
Federal Reserve Bank
  Stock.................................      1,791    6.00        --        --        --        --         --        --
Federal Home Loan Bank Stock............     37,942    6.00        --        --        --        --         --        --
Other securities........................     25,022    5.70          180    7.71        577     7.20          502    8.26
Federal funds sold......................    132,247    5.63        --        --        --        --         --        --
Interest-bearing deposits...............        369    5.38        --        --        --        --         --        --
                                           --------    -----    --------    -----    -------    -----    --------    -----
    Total investments...................   $299,597    5.72 %   $105,625    6.25 %   $76,611    6.59 %   $203,461    5.98%
                                           ========    =====    ========    =====    =======    =====    ========    =====

                                           TOTAL      YIELD
                                          --------    -----

U.S. Government securities..............  $163,230    5.96 %
Mortgage-backed securities..............   323,434    6.13
Federal Reserve Bank
  Stock.................................     1,791    6.00
Federal Home Loan Bank Stock............    37,942    6.00
Other securities........................    26,281    5.79
Federal funds sold......................   132,247    5.63
Interest-bearing deposits...............       369    5.38
                                          --------    -----
    Total investments...................  $685,294    5.97 %
                                          ========    =====

     DEPOSITS

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market and time accounts. The Company relies primarily on customer service, advertising, and competitive pricing policies to attract and retain these deposits. As of December 31, 1997, the Company had less than five percent of its deposits classified as brokered funds and does not anticipate any significant increase. Deposits provide generally all the funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average demand deposits to average total deposits for years ended December 31, 1997, 1996, and 1995 was 29.88%, 30.06%, and
28.04%, respectively.

     Average total deposits during 1997 increased to $1.2 billion from $867.6 million in 1996, an increase of $332.4 million or 38.3%. Average noninterest-bearing deposits increased to $357.7 million in 1997 from $260.8 million in 1996 due to the increase in the number of deposit accounts. Average deposits in 1996 rose to $867.6 million from $674.3 million in 1995, an increase of $193.3 million or 28.7%.

     The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 1997, 1996 and 1995 are presented below:

                                                              YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------
                                                1997                    1996                   1995
                                       -----------------------  ---------------------  ---------------------
                                          AMOUNT       RATE       AMOUNT      RATE       AMOUNT      RATE
                                       ------------  ---------  ----------  ---------  ----------  ---------
                                                              (DOLLARS IN THOUSANDS)
NOW accounts.........................  $     36,944       1.73% $   51,854       1.51% $   43,186       2.06%
Regular savings......................        11,373       2.29       9,952       2.35       9,597       2.58
Treasury Plus........................       278,448       4.91     172,597       4.84      91,396       5.35
Money market.........................       221,901       3.66     171,308       3.84     178,104       3.98
CD's less than $100,000..............        80,835       5.14      69,532       5.09      56,112       5.18
CD's $100,000 and over...............       198,202       5.38     115,510       5.34      92,952       5.20
IRA's & QRP's & Other................        17,379       5.26      16,030       5.28      13,865       5.34
                                       ------------  ---------  ----------  ---------  ----------  ---------
     Total interest-bearing
     deposits........................       845,082       4.55%    606,783       4.37%    485,212       4.45%
                                                     =========              =========              =========
Noninterest-bearing deposits.........       357,697                260,782                189,070
                                       ------------             ----------             ----------
     Total deposits..................  $  1,202,779             $  867,565             $  674,282
                                       ============             ==========             ==========

     The following table sets forth the maturity of the Company's certificates of deposit that are $100,000 or greater as of the dates indicated:

                                                  DECEMBER 31,
                                       ----------------------------------
                                          1997        1996        1995
                                       ----------  ----------  ----------
                                             (DOLLARS IN THOUSANDS)
3 months or less.....................  $  179,422  $   75,044  $   55,936
Between 3 months and 12 months.......      79,624      52,370      38,695
Over 12 months.......................      12,684      12,265      11,063
                                       ----------  ----------  ----------
     Total CD's $100,000 and over....  $  271,730  $  139,679  $  105,694
                                       ==========  ==========  ==========

     On March 10, 1997, the Bank restructured its interest-bearing transaction accounts into master accounts containing a checking subaccount and a savings subaccount. The allocation of funds between such subaccounts has resulted in a $34.8 million decrease in the amount of NOW accounts and a corresponding increase in noninterest-bearing money market accounts at December 31, 1997. Funds in the checking subaccount are swept into the savings subaccount on a periodic basis, and then swept back into the checking subaccount as needed to cover checks or other withdrawls. In order to avoid having the savings subaccount reclassified as a "transaction account" for purposes of Regulation
D, the number of transfers from the savings subaccount to the checking subaccount is limited to six per month, with the sixth such transfer sweeping all funds from the savings subaccount to the checking subaccount. The purpose of this restructuring is to reduce the required noninterest-bearing balances held at the Federal Reserve.

     BORROWINGS

     Securities sold under repurchase agreements and other short-term borrowings, consisting of federal funds purchased and treasury, tax, and loan deposits, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                            DECEMBER 31,
                                       ----------------------
                                          1997        1996
                                       ----------  ----------
                                       (DOLLARS IN THOUSANDS)
Securities sold under repurchase
  agreements:
     Average.........................  $  129,460  $  103,927
     Period-end......................     155,832     136,119
     Maximum month-end balance during
       period........................     155,832     136,119
Interest Rate:
     Average.........................        4.97%       4.88%
     Period-end......................        5.02%       4.93%
Other short-term borrowings:
     Average.........................  $   14,843  $   13,137
     Period-end......................      17,243      10,027
     Maximum month-end balance during
       period........................      50,645      60,044
Interest rate:
     Average.........................        5.60%       5.30%
     Period-end......................        6.54%       5.16%

     Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

     INTEREST RATE SENSITIVITY AND LIQUIDITY

     Asset and liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is the objective of the Company to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, management's strategy is to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Company's asset and liability management strategy is formulated and monitored by the Asset Liability Committee, which is composed of senior officers of the Bank, in accordance with policies approved by the Bank's Board of Directors. This Committee meets regularly to review, among other things, the sensitivity of the Bank's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The Asset Liability Committee also approves and establishes pricing and funding decisions with respect to the Bank's overall asset and liability composition. The Committee reviews the Bank's liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, retail and institutional deposit activity, current market conditions, and interest rates on both a local and national level.

     The Company's policy is to maintain rate sensitive assets minus rate sensitive liabilities divided by total assets within 15% on a cumulative basis for one year. At December 31, 1997, this ratio was a negative 4.02%. The Company estimates that a 100 basis point adverse change in interest rates would have no significant impact on its net interest income over a twelve-month period. Computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should not be relied upon as indicative of actual future results. Further, the computations do not contemplate any actions the Asset Liability Committee could undertake in response to changes in interest rates. The Committee regularly reviews interest rate risk exposure by forecasting the impact of alternative interest rate environments on net interest income. The Bank adjusts interest sensitivity accordingly during the year through changes in the mix of assets and liabilities and may use interest rate products such as interest rate swap and cap agreements.

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

     Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not move proportionally as interest rates change. The Bank's management continuously monitors its net interest rate sensitivity position and the effect of various interest rate fluctuations on future earnings.

     The following table sets forth an interest rate sensitivity analysis for the Company as of December 31, 1997:

                                                        VOLUMES SUBJECT TO REPRICING WITHIN
                                        -------------------------------------------------------------------
                                                                                     AFTER
                                        0-30 DAYS    31-180 DAYS    181-360 DAYS    ONE YEAR      TOTAL
                                        ---------    -----------    ------------   ----------  ------------
                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
     Money market funds..............   $  24,967     $       --      $     --     $       --  $     24,967
     Securities......................     112,311         41,616        68,541        305,174       527,642
     Loans...........................     613,777         51,050        39,223        279,843       983,893
     Overdrafts......................       4,243             --            --             --         4,243
     Federal funds sold..............     132,616             --            --             --       132,616
                                        ---------    -----------    ------------   ----------  ------------
     Total interest-earning assets...     887,914         92,666       107,764        585,017     1,673,361
                                        ---------    -----------    ------------   ----------  ------------
Interest-bearing liabilities
     Demand, money market and savings
       deposits......................     654,370             --            --             --       654,370
     Certificates of deposit and
       other time deposits...........     158,135        114,028        57,539         35,426       365,128
     Short-term borrowings...........     176,960             --            --             --       176,960
                                        ---------    -----------    ------------   ----------  ------------
     Total interest-bearing
       liabilities...................     989,465        114,028        57,539         35,426     1,196,458
                                        ---------    -----------    ------------   ----------  ------------
Period GAP...........................   $(101,551)    $  (21,362)     $ 50,225     $  549,591  $    476,903
                                        =========    ===========    ============   ==========  ============
Cumulative GAP.......................   $(101,551)    $ (122,913)     $(72,688)    $  476,903
                                        =========    ===========    ============   ==========
Period GAP to total assets...........      -5.62%         -1.18%         2.78%         30.40%
Cumulative GAP to total assets.......      -5.62%         -6.80%        -4.02%         26.38%

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the year ended December 31, 1997, the Company's liquidity needs have primarily been met by growth in core deposits, as previously discussed. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing securities and loan portfolios, have generally created an adequate liquidity position. In January 1997, the Company completed an initial public offering of its common stock. Substantially all of the net proceeds (approximately $20.3 million) from the sale of 1,322,500 shares of common stock were contributed to the Bank. Approximately $7.5 million was used to redeem the 750,000 outstanding shares of the Bank's preferred stock, and the balance was used for general corporate purposes.

     Subject to certain limitations, the Bank may borrow funds from the Federal Home Loan Bank ("FHLB") in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank's financial and operating condition. Borrowings from the FHLB to the Bank was approximately $17.2 million at December 31, 1997. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances. Unused borrowing capacity at December 31, 1997 was $113.2 million. The Bank uses FHLB advances for both long-term and short-term liquidity needs. Other than normal banking operations, the Bank has no long-term liquidity needs. The Bank has never been involved with highly leveraged transactions that may cause unusual potential long-term liquidity needs.

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

     Shareholders' equity increased to $114.8 million at December 31, 1997 from $73.4 million at December 31, 1996, an increase of $41.4 million, or 56.4%. This increase was primarily the result of the initial public offering in January, 1997, which netted proceeds of $20.3 million. During 1996, shareholders' equity increased by $15.1 million, or 25.9%, from $58.3 million at December 31, 1995.

     The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 1997 and December 31, 1996 to the minimum regulatory standards:

                                                                                                    TO BE WELL
                                                                                                CAPITALIZED UNDER
                                                                        FOR CAPITAL             PROMPT CORRECTIVE
                                                 ACTUAL              ADEQUACY PURPOSES          ACTION PROVISIONS
                                       --------------------------  ----------------------   --------------------------
                                           AMOUNT         RATIO        AMOUNT       RATIO       AMOUNT         RATIO
                                       ---------------  ---------  --------------   -----   ---------------  ---------
As of December 31, 1997
  Total capital (to risk weighted
     assets).........................  $   119,151,000      10.10% $   94,401,440   8.00 %  $   118,001,800      10.00%
  Tier I capital
     (to risk weighted assets).......      108,816,000       9.22%     47,200,720   4.00 %       94,401,440       8.00%
  Tier I capital
     (to total average assets).......      108,816,000       7.47%     43,703,269   3.00 %       72,838,781       5.00%
As of December 31, 1996
  Total capital (to risk weighted
     assets).........................       86,341,000      10.75%     64,095,760   8.00 %       80,119,700      10.00%
  Tier I capital
     (to risk weighted assets........       78,941,000       9.83%     32,047,880   4.00 %       64,095,760       8.00%
  Tier I capital
     (to total average assets).......       78,941,000       7.42%     31,917,570   3.00 %       53,195,950       5.00%

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

     OTHER MATTERS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a finanical statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and will have no impact on the Company's consolidated financial position, results of operations or cash flows.

     Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131") which establishes the way that public business enterprises report information about operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997 and will have no impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Interest Rate Sensitivity and Liquidity" which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table represents summarized data for each of the quarters in fiscal 1997 and 1996 (in thousands, except earnings per share). Historical results have been restated to reflect the operations of Pinemont Bank prior to August 1, 1997, the date on which it was merged into the Bank in a transaction accounted for as a pooling-of-interests.

                                                       1997                                     1996
                                       -------------------------------------    -------------------------------------
                                       FOURTH     THIRD    SECOND     FIRST     FOURTH     THIRD    SECOND     FIRST
                                       QUARTER   QUARTER   QUARTER   QUARTER    QUARTER   QUARTER   QUARTER   QUARTER
                                       -------   -------   -------   -------    -------   -------   -------   -------
Interest income......................  $31,189   $29,285   $25,870   $22,588    $21,298   $19,876   $18,745   $18,338
Interest expense.....................   13,354    12,585    10,458     9,332      8,746     8,193     7,748     7,588
                                       -------   -------   -------   -------    -------   -------   -------   -------
    Net interest income..............   17,835    16,700    15,412    13,256     12,552    11,683    10,997    10,750
Provision for loan losses............    1,150     1,158     1,036       542      1,000       410       340       340
                                       -------   -------   -------   -------    -------   -------   -------   -------
    Net interest income after
      provision for loan losses......   16,685    15,542    14,376    12,714     11,552    11,273    10,657    10,410
Noninterest income...................    2,923     2,556     2,791     2,303      1,863     1,694     1,737     1,553
Noninterest expenses.................   11,832    12,805    10,072     9,304      9,134     8,164     7,592     7,320
                                       -------   -------   -------   -------    -------   -------   -------   -------
    Income before taxes..............    7,776     5,293     7,095     5,713      4,281     4,803     4,802     4,643
Provision for income taxes...........    2,721     1,855     2,490     2,006      1,477     1,682     1,682     1,627
                                       -------   -------   -------   -------    -------   -------   -------   -------
Net income before bank preferred
  stock dividends....................    5,055     3,438     4,605     3,707      2,804     3,121     3,120     3,016
Bank preferred stock dividends.......    --        --        --           36        116       115       111       115
                                       -------   -------   -------   -------    -------   -------   -------   -------
Net income available to common
  shareholders.......................  $ 5,055   $ 3,438   $ 4,605   $ 3,671    $ 2,688   $ 3,006   $ 3,009   $ 2,901
                                       =======   =======   =======   =======    =======   =======   =======   =======
Basic earnings per common share......  $  0.45   $  0.31   $  0.42   $  0.35    $  0.29   $  0.32   $  0.32   $  0.31
Diluted earnings per common share....  $  0.43   $  0.29   $  0.39   $  0.33    $  0.26   $  0.29   $  0.29   $  0.30
Weighted average common shares and
  common share equivalents
  outstanding (in 000's).............   11,844    11,849    11,770    11,328     10,392    10,327    10,300    10,277

------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding the directors and persons nominated to become directors of the Company, reference is made to the information presented in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (the "1998 Proxy Statement"). All of such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     For information concerning the compensation paid by the Company during the year ended December 31, 1997 to its executive officers, reference is made to the information presented in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning the beneficial ownership of the common stock of the Company by its directors and officers and by certain other beneficial owners, reference is made to the information presented in the Company's 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information regarding certain business relationships and related transactions involving the Company's officers and directors, reference is made to the information presented in the 1998 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) AND (D)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The financial statements and financial statement schedule listed on the accompanying Index to Financial Statements and Schedule (see page F-1) are filed as part of this Form 10-K.

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c)  *Exhibits:

           3.1       --   Articles of Incorporation of the Company
           3.2       --   Bylaws of the Company (Restated as of December 31, 1996)
           3.3       --   Amendment dated December 18, 1996 to Articles of Incorporation of the Company
           4.1       --   Specimen Common Stock certificate
          10.1       --   1989 Stock Option Plan
          10.2       --   1993 Stock Option Plan
          10.3       --   Form of Stock Option Agreement under 1989 Stock Option Plan and 1993 Stock
                          Option Plan
        **10.4       --   1996 Stock Option Plan, as amended February 23, 1998
          10.5       --   Form of Incentive Stock Option Agreement under 1996 Stock Option Plan
          10.6       --   Form of Non-qualified Stock Option Agreement under 1996 Stock Option Plan
          10.7       --   Directors Stock Option Plan, adopted October, 1993
          10.8       --   Form of Stock Option Agreement under Directors Stock Option Plan
          10.9       --   Form of Change in Control Agreement between the Company and each of Walter E.
                          Johnson, Paul B. Murphy, Jr., Joseph H. Argne, David C. Farries, Sharon K.
                          Sokol, Yale Smith, Steve D. Stephens and Anthony Torentinos
          10.10      --   Form of Employment Contract between the Company and J. Nolan Bedford
                          (incorporated by reference to Exhibit B-1 to Exhibit 2.1 to the Registrant's
                          Form S-4 Registration Statement No. 333-27897).
        **21.1       --   List of subsidiaries of the Company
        **23.1       --   Consent of Coopers & Lybrand L.L.P.
        **27.1       --   Financial Data Schedule

------------

 * All Exhibits except for those filed herewith and as otherwise indicated are incorporated herein by reference to the Exhibits bearing the same Exhibit numbers in the Registrant's Form S-1 Registration Statement No. 333-16509.

** Filed herewith.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SOUTHWEST BANCORPORATION
                                            OF TEXAS, INC.
                                          By: /s/ WALTER E. JOHNSON
                                               CHAIRMAN OF THE BOARD AND CHIEF
                                                    EXECUTIVE OFFICER

                                          Date: March 13, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                     SIGNATURE                                        TITLE                          DATE
---------------------------------------------------  ----------------------------------------   ---------------
               /s/WALTER E. JOHNSON                  Chairman of the Board and Chief            March 13, 1998
                 WALTER E. JOHNSON                   Executive Officer (Principal Executive
                                                     Officer)
                /s/DAVID C. FARRIES                  Executive Vice President, Treasurer and    March 13, 1998
                 DAVID C. FARRIES                    Secretary (Principal Financial Officer)
               /s/R. JOHN McWHORTER                  Vice President and Controller (Principal   March 13, 1998
                 R. JOHN MCWHORTER                   Accounting Officer)
                /s/JOHN W. JOHNSON                   Director and Chairman of the Executive     March 13, 1998
                  JOHN W. JOHNSON                    Committee of the Board
              /s/PAUL B. MURPHY, JR.                 Director, President and Chief Operating    March 13, 1998
                PAUL B. MURPHY, JR.                  Officer
               /s/JOHN B. BROCK III                  Director                                   March 13, 1998
                 JOHN B. BROCK III
               /s/ERNEST H. COCKRELL                 Director                                   March 13, 1998
                ERNEST H. COCKRELL
                /s/J. DAVID HEANEY                   Director                                   March 13, 1998
                  J. DAVID HEANEY
              /s/WILHELMINA R. MORIAN                Director                                   March 13, 1998
               WILHELMINA R. MORIAN
              /s/ANDRES PALANDJOGLOU                 Director                                   March 13, 1998
                ANDRES PALANDJOGLOU
             /s/ADOLPH A. PFEFFER, JR.               Director                                   March 13, 1998
              ADOLPH A. PFEFFER, JR.
            /s/STANLEY D. STEARNS, JR.               Director                                   March 13, 1998
              STANLEY D. STEARNS, JR.
               /s/MICHAEL T. WILLIS                  Director                                   March 13, 1998
                 MICHAEL T. WILLIS

                                       31

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                        PAGE
                                        ----

Consolidated Financial Statements

     Report of Independent
      Accountants....................    F-2

     Consolidated Balance Sheet as of
      December 31, 1997 and 1996.....    F-3

     Consolidated Statement of Income
      for the Years Ended December
      31, 1997, 1996 and 1995........    F-4

     Consolidated Statement of
      Changes in Shareholders' Equity
      for the Years Ended
       December 31, 1997, 1996 and
      1995...........................    F-5

     Consolidated Statement of Cash
      Flows for the Years Ended
      December 31, 1997, 1996 and
      1995...........................    F-6

     Notes to Consolidated Financial
      Statements.....................    F-7

Financial Statement Schedule

     Report of Independent
      Accountants....................   F-23

     Schedule I -- Parent Company
      Condensed Financial
      Statements.....................   F-24

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Southwest Bancorporation of Texas, Inc.:

     We have audited the accompanying consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiary (the "Company") as of December
31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Bancorporation of Texas, Inc. and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Houston, Texas
February 10, 1998

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                              DECEMBER 31,
                                       --------------------------
                                           1997          1996
                                       ------------  ------------
                                         (DOLLARS IN THOUSANDS,
                                       EXCEPT PER SHARE AMOUNTS)

               ASSETS
Cash and due from banks..............  $    104,363  $     91,384
Federal funds sold and other interest
  earning assets.....................       132,616        81,479
                                       ------------  ------------
          Total cash and cash
             equivalents.............       236,979       172,863
Securities -- available for sale.....       555,398       345,398
Loans receivable, net................       975,815       724,255
Premises and equipment, net..........        21,348        16,468
Accrued interest receivable..........        11,159         8,127
Prepaid expenses and other assets....         6,905         5,030
                                       ------------  ------------
          Total assets...............  $  1,807,604  $  1,272,141
                                       ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand -- noninterest-bearing...  $    492,843  $    373,025
     Demand -- interest-bearing......        58,915        53,819
     Money market accounts...........       580,605       377,240
     Savings.........................        14,850        10,699
     Time, $100 and over.............       267,533       137,164
     Other time......................        97,595        89,500
                                       ------------  ------------
          Total deposits.............     1,512,341     1,041,447
Securities sold under repurchase
  agreements.........................       155,832       136,119
Other short-term borrowings..........        17,243        10,027
Accrued interest payable.............         1,259         1,123
Other liabilities....................         6,094         2,687
                                       ------------  ------------
          Total liabilities..........     1,692,769     1,191,403
                                       ------------  ------------
Commitments and contingencies
Bank preferred stock.................                       7,323
                                       ------------  ------------
Shareholders' equity:
     Common stock -- $1 par value,
      50,000,000 shares authorized;
      11,185,263 and 9,403,582 shares
      issued and outstanding at
      December 31, 1997 and 1996,
      respectively...................        11,185         9,403
     Additional paid-in capital......        49,549        28,536
     Retained earnings...............        52,333        35,564
     Net unrealized appreciation
      (depreciation) on securities
      available for sale, net of
      deferred taxes of $952 and
      $(47) at December 31, 1997 and
      1996, respectively.............         1,768           (88)
                                       ------------  ------------
          Total shareholders'
             equity..................       114,835        73,415
                                       ------------  ------------
          Total liabilities and
             shareholders' equity....  $  1,807,604  $  1,272,141
                                       ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME

                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                          1997       1996       1995
                                       ----------  ---------  ---------
                                        (DOLLARS IN THOUSANDS, EXCEPT
                                              PER SHARE AMOUNTS)
Interest income:
     Loans...........................  $   78,509  $  55,771  $  45,014
     Securities......................      24,908     20,892     14,290
     Federal funds sold and other....       5,515      1,594      2,391
                                       ----------  ---------  ---------
          Total interest income......     108,932     78,257     61,695
Interest expense on deposits and
  other borrowings...................      45,729     32,275     25,509
                                       ----------  ---------  ---------
          Net interest income........      63,203     45,982     36,186
Provision for loan losses............       3,886      2,090      1,121
                                       ----------  ---------  ---------
          Net interest income after
             provision for loan
             losses..................      59,317     43,892     35,065
                                       ----------  ---------  ---------
Noninterest income:
     Service charges.................       6,025      4,473      3,319
     Other operating income..........       4,050      2,374      1,548
     Gain on sale of securities,
       net...........................         498
                                       ----------  ---------  ---------
          Total noninterest income...      10,573      6,847      4,867
                                       ----------  ---------  ---------
Noninterest expenses:
     Salaries and employee
       benefits......................      24,950     18,984     14,111
     Occupancy expense...............       6,814      4,881      3,380
     Loss on sale of securities,
       net...........................                    112        639
     Merger-related expenses and
       other charges.................       2,011
     Other operating expenses........      10,238      8,233      7,554
                                       ----------  ---------  ---------
          Total noninterest
             expenses................      44,013     32,210     25,684
                                       ----------  ---------  ---------
          Income before income
             taxes...................      25,877     18,529     14,248
Provision for income taxes...........       9,072      6,468      4,919
                                       ----------  ---------  ---------
          Net income before bank
             preferred stock
             dividend................      16,805     12,061      9,329
Bank preferred stock dividend........          36        457         50
                                       ----------  ---------  ---------
          Net income available for
             common shareholders.....  $   16,769  $  11,604  $   9,279
                                       ==========  =========  =========
Earnings per common share:
          Basic......................  $     1.53  $    1.24  $    1.03
                                       ==========  =========  =========
          Diluted....................  $     1.44  $    1.14  $    0.95
                                       ==========  =========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                     NET UNREALIZED
                                                                                      APPRECIATION
                                                                                     (DEPRECIATION)
                                          COMMON STOCK       ADDITIONAL              ON SECURITIES        TOTAL
                                       -------------------    PAID-IN     RETAINED     AVAILABLE      SHAREHOLDERS'
                                        SHARES     DOLLARS    CAPITAL     EARNINGS      FOR SALE         EQUITY
                                       ---------   -------   ----------   --------   --------------   -------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1994...........  9,021,183   $ 9,021    $ 25,081    $ 14,681      $ (1,810)       $  46,973
     Issuance of common stock to
       benefit plan..................     18,172        18         109                                        127
     Exercise of stock options.......      3,225         3          (1)                                         2
     Deferred compensation
       amortization..................                              132                                        132
     Net change in unrealized
       depreciation on securities
       available for sale, net of
       deferred taxes of $(965)......                                                      1,792            1,792
     Cash dividends on bank preferred
       stock ($.07 per share)........                                          (50)                           (50)
     Net income......................                                        9,329                          9,329
                                       ---------   -------   ----------   --------   --------------   -------------
BALANCE, DECEMBER 31, 1995...........  9,042,580     9,042      25,321      23,960           (18)          58,305
     Issuance of common stock to
       benefit plan..................     17,435        17         151                                        168
     Liquidation of partial shares...        (54)                   (1)                                        (1)
     Proceeds from sale of common
       stock.........................    343,621       344       2,930                                      3,274
     Deferred compensation
       amortization..................                              135                                        135
     Net change in unrealized
       depreciation on securities
       available for sale, net of
       deferred taxes of $38.........                                                        (70)             (70)
     Cash dividends on bank preferred
       stock ($.61 per share)........                                         (457)                          (457)
     Net income......................                                       12,061                         12,061
                                       ---------   -------   ----------   --------   --------------   -------------
BALANCE, DECEMBER 31, 1996...........  9,403,582     9,403      28,536      35,564           (88)          73,415
     Issuance of common stock to
       benefit plan..................      2,520         3          33                                         36
     Exercise of stock options.......    456,661       456       2,514                                      2,970
     Proceeds of public offering of
       common stock..................  1,322,500     1,323      18,487                                     19,810
     Redemption premium on Bank
       preferred stock...............                             (177)                                      (177)
     Deferred compensation
       amortization..................                              156                                        156
     Net change in unrealized
       appreciation on securities
       available for sale, net of
       deferred taxes of $(999)......                                                      1,856            1,856
     Cash dividends on bank preferred
       stock ($.05 per share)........                                          (36)                           (36)
     Net income......................                                       16,805                         16,805
                                       ---------   -------   ----------   --------   --------------   -------------
BALANCE, DECEMBER 31, 1997...........  11,185,263  $11,185    $ 49,549    $ 52,333      $  1,768        $ 114,835
                                       =========   =======   ==========   ========   ==============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                               YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1997          1996          1995
                                       ------------  ------------  ------------
                                                (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income.........................  $     16,805  $     12,061  $      9,329
  Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Provision for loan losses.......         3,886         2,090         1,121
     Depreciation....................         3,715         2,832         1,824
     Compensation expense............            36           168           127
     Deferred compensation
     amortization....................           156           135           132
     Deferred tax (benefit)
     expense.........................           (67)          340          (449)
     Loss on sale of other assets....           559             4            23
     Realized (gain) loss on
     securities available for sale...          (142)          112           639
     Net amortization of premiums and
     discounts.......................         1,424         1,994           380
     Dividends on Federal Home Loan
     Bank stock......................        (2,861)       (1,694)         (957)
     (Increase) decrease in accrued
       interest receivable, prepaid
       expenses and other assets.....        (5,341)          659        (3,915)
     Increase (decrease) in accrued
       interest payable and other
       liabilities...................         5,651        (1,144)        2,633
                                       ------------  ------------  ------------
          Net cash provided by
             operating activities....        23,821        17,557        10,887
Cash flows from investing activities:
  Proceeds from maturity of
     securities available for sale...        42,080        53,657        66,495
  Proceeds from maturity of
     securities held to maturity.....                                     8,000
  Principal paydowns of
     mortgage-backed securities
     available for sale..............        47,139        50,138         6,691
  Principal paydowns of
     mortgage-backed securities held
     to maturity.....................                                     8,208
  Proceeds from sale of securities
     available for sale..............        93,109        43,011        60,249
  Purchase of securities available
     for sale........................      (387,894)     (144,811)     (211,658)
  Purchase of securities held to
     maturity........................                                   (78,546)
  Proceeds from sale of other real
     estate and other loan related
     assets..........................            56            24           500
  Net increase in loans receivable...      (255,748)     (201,215)      (99,509)
  Purchase of premises and
     equipment.......................        (9,157)       (7,205)       (5,369)
                                       ------------  ------------  ------------
          Net cash used in investing
             activities..............      (470,415)     (206,401)     (244,939)
Cash flows from financing activities:
  Net increase in noninterest-bearing
     demand deposits.................       119,818       117,381        56,377
  Net increase in time deposits......       138,464        60,357        11,159
  Net increase in other
     interest-bearing deposits.......       212,612        23,536       142,901
  Net increase in securities sold
     under repurchase agreements.....        19,713        40,480        53,190
  Net increase (decrease) in other
     short-term borrowings...........         7,216         8,739        (7,531)
  Net proceeds from sale of common
     stock...........................        20,539         3,275
  Net proceeds from issuance of bank
     preferred stock.................                                     7,323
  Payment of dividends on bank
     preferred stock.................          (152)         (391)
  Redemption of bank preferred
     stock...........................        (7,500)
                                       ------------  ------------  ------------
          Net cash provided by
             financing activities....       510,710       253,377       263,419
                                       ------------  ------------  ------------
Net increase in cash and cash
  equivalents........................        64,116        64,533        29,367
Cash and cash equivalents at
  beginning of year..................       172,863       108,330        78,963
                                       ------------  ------------  ------------
Cash and cash equivalents at end of
  year...............................  $    236,979  $    172,863  $    108,330
                                       ============  ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

     On June 30, 1996, the Company acquired the Bank through a one for one exchange of common shares and assumed the Bank's stock option plans. Shareholders' equity has been restated for all periods presented to reflect the recapitalization. Accordingly, Bank preferred stock (See Note 10.), whose holders are other than the Company, was segregated from shareholders' equity in the accompanying consolidated balance sheet and consolidated statement of changes in shareholders' equity. In addition, certain other amounts in the financial statements have been reclassified to conform to current financial statement presentation. These other reclassifications had no effect on consolidated net income, shareholders' equity or cash flows. In November 1996, the Company effected a 2.5 for 1 common stock split in the form of a common stock dividend (the "Stock Split"). All share and per share information for common stock has been retroactively restated to reflect the Stock Split.

     Effective August 1, 1997, the Company and the Bank consummated their merger with Pinemont Bank, whereby Pinemont Bank, another Houston area metropolitan bank, was merged into the Bank. In accordance with the Agreement and Plan of Merger, the Company exchanged 0.625 of a share of the Company's common shares for each share of Pinemont Bank stock, resulting in the issuance of 1,668,621 shares of the Company's common shares. The transaction was accounted for as a pooling of interests; therefore the Company's consolidated financial statements have been restated to include the accounts and operations of Pinemont Bank for all periods presented. See Note 17.

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

     The Company is required to maintain noninterest-bearing cash reserve balances with the Federal Reserve Bank. The average balance was approximately $10,800 and $18,700 for the years ended December 31, 1997 and 1996, respectively.

  SECURITIES

     Securities which management intends and has the ability to hold to maturity are classified as held to maturity. Securities held to maturity are stated at cost, increased by accretion of discounts and reduced by

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

amortization of premiums, both computed by the interest method. The Company held no securities classified as held to maturity at December 31, 1997 or 1996.

     Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors, are classified as available for sale and are carried at fair value. Fair values of securities are estimated based on available market quotations. Unrealized holding gains and losses, net of taxes, on available for sale securities are reported as a net amount in a separate component of shareholders' equity until realized. The amortized cost of securities available for sale is increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method. Gains and losses on the sale of available for sale securities are determined using the specific identification method.

     Trading securities are carried at market value. Realized and unrealized gains and losses on trading securities are recognized in the statement of income as they occur. The Company held no trading securities during 1997, 1996 or 1995.

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

     A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest past due. The Company generally considers a period of delay in payment to include delinquency up to 90 days. Accordingly, impaired loans have been defined as all nonaccrual loans. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and a corresponding charge to operations.

  ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is established through a provision for such losses charged against operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to reflect the risks inherent in the existing loan portfolio and commitments to extend credit and is

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  LOAN FEES AND COSTS

     Nonrefundable loan origination and commitment fees and direct costs associated with originating loans are deferred and recognized over the lives of the related loans as an adjustment to the loans' yield.

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

  EARNINGS PER COMMON SHARE

     In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"). SFAS 128 simplifies the computation of earnings per common share by replacing the primary and fully diluted presentations with the new basic and diluted presentations. Basic earnings per common share is computed by dividing income available for common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing income available for common shareholders by the sum of the weighted average number of common shares outstanding and the effect of all dilutive potential common shares outstanding for the period. All prior period earnings per common share data have been restated. See Note 11.

  INCOME TAX

     The Company provides for deferred income taxes utilizing the liability method whereby deferred income taxes are recognized for the tax consequences in future years of differences in the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997 and will have no impact on the Company's consolidated financial position, results of operations or cash flows.

     Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131") which establishes the way that public business enterprises report information about operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The statement is effective for financial statements for periods beginning after December 15, 1997 and will have no impact on the Company's consolidated financial position, results of operations or cash flows.

2.  SECURITIES:

     The amortized cost and approximate fair value of securities classified as available for sale is as follows:

                                                       DECEMBER 31, 1997
                                        -----------------------------------------------
                                                        GROSS UNREALIZED
                                        AMORTIZED      -------------------      FAIR
                                          COST         GAINS       LOSSES      VALUE
                                        ---------      ------      -------   ----------
U.S. Government securities...........   $ 163,230      $  536      $    (4)  $  163,762
Mortgage-backed securities...........     323,434       2,275         (151)     325,558
Federal Reserve Bank stock...........       1,791                                 1,791
Federal Home Loan Bank stock.........      37,942                                37,942
Other securities.....................      26,281          64                    26,345
                                        ---------      ------      -------   ----------
     Total securities available for
       sale..........................   $ 552,678      $2,875      $  (155)  $  555,398
                                        =========      ======      =======   ==========
                                                       DECEMBER 31, 1996
                                        -----------------------------------------------
                                                        GROSS UNREALIZED
                                        AMORTIZED      -------------------      FAIR
                                          COST         GAINS       LOSSES      VALUE
                                        ---------      ------      -------   ----------
U.S. Government securities...........   $ 126,966      $  372      $  (484)  $  126,854
Mortgage-backed securities...........     169,399         571         (617)     169,353
Federal Reserve Bank stock...........         950                                   950
Federal Home Loan Bank stock.........      39,386                                39,386
Other securities.....................       8,827          31           (3)       8,855
                                        ---------      ------      -------   ----------
     Total securities available for
       sale..........................   $ 345,528      $  974      $(1,104)  $  345,398
                                        =========      ======      =======   ==========

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The scheduled maturities of securities classified as available for sale is as follows:

                                           DECEMBER 31, 1997            DECEMBER 31, 1996
                                        -----------------------      -----------------------
                                        AMORTIZED       FAIR         AMORTIZED       FAIR
                                           COST        VALUE            COST        VALUE
                                        ----------   ----------      ----------   ----------
Due in one year or less..............    $ 100,767   $  100,853       $  50,990   $   51,114
Due from one year to five years......       62,463       62,909          75,976       75,740
                                        ----------   ----------      ----------   ----------
                                           163,230      163,762         126,966      126,854
                                        ----------   ----------      ----------   ----------
Mortgage-backed securities...........      323,434      325,558         169,399      169,353
Federal Reserve Bank stock...........        1,791        1,791             950          950
Federal Home Loan Bank stock.........       37,942       37,942          39,386       39,386
Other securities.....................       26,281       26,345           8,827        8,855
                                        ----------   ----------      ----------   ----------
     Total securities available for
       sale..........................    $ 552,678   $  555,398       $ 345,528   $  345,398
                                        ==========   ==========      ==========   ==========

     At December 31, 1997 and 1996, respectively, securities with a carrying value of $354,896 and $167,872 have been pledged to collateralize repurchase agreements, public deposits and other items.

3.  LOANS:

                                            DECEMBER 31,
                                       ----------------------
                                          1997        1996
                                       ----------  ----------
Commercial...........................  $  448,575  $  335,878
Real estate:
     Construction....................     129,932      86,200
     1-4 family residential..........     171,739     130,398
     Other...........................     149,028     112,404
Consumer.............................      88,862      68,178
                                       ----------  ----------
                                          988,136     733,058
Less:
     Unearned fees and discounts.....      (1,986)     (1,403)
     Allowance for loan losses.......     (10,335)     (7,400)
                                       ----------  ----------
                                       $  975,815  $  724,255
                                       ==========  ==========

     An analysis of the allowance for loan losses is as follows:

                                         1997       1996       1995
                                       ---------  ---------  ---------
Balance, beginning of year...........  $   7,400  $   6,024  $   4,991
Provision charged against
  operations.........................      3,886      2,090      1,121
Charge offs..........................     (1,078)      (807)      (440)
Recoveries...........................        127         93         24
Increase from Acquisition............     --         --            328
                                       ---------  ---------  ---------
Balance, end of year.................  $  10,335  $   7,400  $   6,024
                                       =========  =========  =========

     The Company had approximately $2,724 and $1,615 in nonaccrual and impaired loans at December 31, 1997 and 1996, respectively. The related allowance for loan losses for impaired loans was approximately $600 and $385 at December 31, 1997 and 1996, respectively.

     The Company has loans, deposits, and other transactions with its principal shareholders, officers, directors and organizations with which such persons are associated which were made in the ordinary course

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) of business. At December 31, 1997 and 1996, the aggregate amount of loans and unfunded lines of credit to such related parties was $12,993 and $9,227, respectively.

     Following is an analysis of activity with respect to these amounts:

                                           DECEMBER 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
Balance, beginning of year...........  $   9,227  $   7,610
New loans............................      5,366      3,374
Repayments...........................     (1,600)    (1,757)
                                       ---------  ---------
Balance, end of year.................  $  12,993  $   9,227
                                       =========  =========

4.  PREMISES AND EQUIPMENT:

     Premises and equipment consists of the following:

                                              DECEMBER 31,
                                          --------------------
                                            1997       1996
                                          ---------  ---------
Land....................................  $   3,998  $   3,908
Premises and leasehold improvements.....      9,522      7,044
Furniture and equipment.................     18,393     13,669
                                          ---------  ---------
                                             31,913     24,621
Less accumulated depreciation and
amortization............................     10,565      8,153
                                          ---------  ---------
                                          $  21,348  $  16,468
                                          =========  =========

5.  PREPAID EXPENSES AND OTHER ASSETS:

     Prepaid expenses and other assets consists of the following:

                                              DECEMBER 31,
                                          --------------------
                                            1997       1996
                                          ---------  ---------
Foreclosed real estate..................  $     546  $     297
Deferred income taxes...................        641      1,517
Goodwill................................      1,641      1,772
Prepaid expenses........................        629        582
Banker's acceptances....................         70        322
Investment in unconsolidated investee...      1,925
Other...................................      1,453        540
                                          ---------  ---------
                                          $   6,905  $   5,030
                                          =========  =========

6.  DEPOSITS:

     At December 31, 1997, scheduled maturities of time deposits are summarized as follows:

1998....................................  $  334,764
1999....................................      24,092
2000....................................       2,181
2001....................................       2,579
2002....................................       1,039
Thereafter..............................         473
                                          ----------
                                          $  365,128
                                          ==========

     At December 31, 1997 and 1996, the aggregate amount of deposits from related parties was $43,673 and $36,383, respectively.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER SHORT-TERM BORROWINGS:

     Securities sold under repurchase agreements and other short-term borrowings, consisting of federal funds purchased and treasury, tax, and loan deposits, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                        DECEMBER 31,      DECEMBER 31,
                                            1997              1996
                                        ------------      ------------
Securities sold under repurchase
  agreements:
     Average.........................     $129,460          $103,927
     Year-end........................      155,832           136,119
     Maximum month-end balance during
       year..........................      155,832           136,119
Interest rate:
     Average.........................         4.97%             4.88%
     Year-end........................         5.02%             4.93%
Other short-term borrowings:
     Average.........................     $ 14,843          $ 13,137
     Year-end........................       17,243            10,027
     Maximum month-end balance during
       year..........................       50,645            60,044
Interest rate:
     Average.........................         5.60%             5.30%
     Year-end........................         6.54%             5.16%

     Securities sold under repurchase agreements generally include U.S. Government securities and are maintained in safekeeping by correspondent banks. The Company enters into these repurchase agreements as a service to its customers.

8.  INCOME TAXES:

     The income tax provision (benefit) for the years ended December 31, 1997, 1996 and 1995 is composed of the following:

                                         1997       1996       1995
                                       ---------  ---------  ---------
Current..............................  $   9,139  $   6,128  $   5,368
Deferred.............................        (67)       340       (449)
                                       ---------  ---------  ---------
                                       $   9,072  $   6,468  $   4,919
                                       =========  =========  =========

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects are as follows:

                                           DECEMBER 31, 1997          DECEMBER 31, 1996
                                        -----------------------    -----------------------
                                         TEMPORARY        TAX       TEMPORARY        TAX
                                        DIFFERENCES     EFFECT     DIFFERENCES     EFFECT
                                        ------------    -------    ------------    -------
Premises and equipment...............     $    623      $   218
Allowance for loan losses............        9,609        3,364       $5,941       $ 2,079
Unearned fees........................           43           15           66            23
Deferred compensation................          692          242        1,381           483
Accruals.............................          163           57          138            48
Unrealized loss on securities
  available for sale.................       --            --             117            41
Other................................       --            --             657           230
                                        ------------    -------    ------------    -------
     Deferred income tax asset.......     $ 11,130        3,896       $8,300         2,904
                                        ============    -------    ============    -------
Premises and equipment...............                                 $  226            79
Unrealized gain on securities
  available for sale.................     $  2,720          952       --             --
Market discounts on securities.......          369          129          255            89
Federal Home Loan Bank stock
  dividend...........................        6,211        2,174        3,364         1,177
Other................................       --            --             120            42
                                        ------------    -------    ------------    -------
     Deferred income tax liability...     $  9,300        3,255       $3,965         1,387
                                        ============    -------    ============    -------
Net deferred income tax asset........                   $   641                    $ 1,517
                                                        =======                    =======

     The reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows:

                                           YEAR ENDED DECEMBER 31,
                                           ------------------------
                                           1997      1996      1995
                                           ----      ----      ----
Statutory federal income tax rate.......   35.0%     35.0%     35.0%
Permanent differences...................    1.5       0.6       0.7
Effect of utilization of graduated tax
  rates.................................             (0.7)     (0.8)
Other...................................   (1.5)      0.1      (0.4)
                                           ----      ----      ----
Effective income tax rate...............   35.0%     35.0%     34.5%
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

     The Company applies Accounting Principles Board Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations, in accounting for the Stock Option Plan and the Company's other prior stock-based compensation plans. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123") which, if fully adopted by the Company, would change the method the Company applies in recognizing the expense of its stock-based compensation plans for awards subsequent to 1994. Adoption of the expense recognition provisions of SFAS 123 is optional and the Company decided not to elect these

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS 123 are required by SFAS 123 and are presented below.

  THE STOCK OPTION PLAN

     Under the Stock Option Plan, the Company is authorized to issue up to 650,000 shares of common stock pursuant to "Awards" granted in the form of incentive stock options which qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options which do not qualify under Section 422 of the Code, and stock appreciation rights. Awards may be granted to selected employees and directors of the Company or any subsidiary. The Stock Option Plan provides that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant, and that the exercise price of any nonqualified stock option may be equal to, greater than or less than the fair market value of the common stock on the date of grant.

     The Company granted 110,037, 424,250 and 284,607 stock options in 1997, 1996 and 1995, respectively. These stock options were granted with an exercise price, as determined in each individual grant agreement. Of the stock options granted in 1997, 2,500 options were 100% vested at grant and the balance vest over a five year period commencing on the date of grant (i.e., 60% vest on the third anniversary of the date of grant and 20% vest on each of the next two anniversaries of the date of grant). Of the stock options granted in 1996, 19,400 options were 100% vested at grant and the balance vest over a five year period on the same terms as the vesting schedule applicable to the 1997 stock options. Of the stock options granted in 1995, 18,050 options were 100% vested at grant and the balance vest over a five-year period on the same terms as the vesting schedule applicable to the 1997 stock options.

     Included in the 1996 grants were 2,500 nonqualified stock options that will vest only if a specified performance measure is attained. These performance-based stock options were not vested at December 31, 1996, but for purposes of the pro forma amounts shown below, are assumed to become fully vested by the anniversary of the date of grant in 1997.

     In accordance with APB 25, compensation expense is recognized for discounted stock options granted and for performance-based stock options granted (but not for the nondiscounted stock options granted). The Company has recognized $156, $135 and $132 of compensation expense in connection with these grants in 1997, 1996 and 1995, respectively.

     A summary of the status of the Company's stock options as of December 31, 1997, 1996, and 1995 and the change during the years is as follows:

                                                 1997                      1996                      1995
                                        ----------------------    ----------------------    ----------------------
                                                      WEIGHTED                  WEIGHTED                  WEIGHTED
                                         # SHARES     AVERAGE      # SHARES     AVERAGE      # SHARES     AVERAGE
                                        UNDERLYING    EXERCISE    UNDERLYING    EXERCISE    UNDERLYING    EXERCISE
                                         OPTIONS       PRICES      OPTIONS       PRICES      OPTIONS       PRICES
                                        ----------    --------    ----------    --------    ----------    --------
Outstanding at beginning of the
  year...............................    1,708,330     $ 6.70      1,308,455     $ 3.08      1,027,073     $ 2.54
     Granted at a discount...........       15,000     $11.87         21,250     $ 9.46         26,250     $ 6.52
     Granted at-the-money............       95,037     $18.07        400,500     $16.13        240,307     $ 8.44
     Granted at a premium............            0        n/a          2,500     $10.00         18,050     $ 8.80
Total granted........................      110,037     $17.34        424,250     $15.76        284,607     $ 8.29
Exercised............................      463,560     $ 2.08              0        n/a          3,225     $ 0.40
Forfeited............................       13,825     $ 4.85         24,375     $ 8.34              0        n/a
Expired..............................            0        n/a              0        n/a              0        n/a
Outstanding at end of year...........    1,340,982     $ 9.25      1,708,330     $ 6.70      1,308,455     $ 3.08
Exercisable at end of year...........      438,803     $ 5.40        636,099     $ 2.54        538,649     $ 1.82

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model with the following weighted-average assumptions for grants in 1997, 1996 and 1995: dividend yield of 0.00%: risk-free interest rates are different for each grant and range from 6.00% to 6.48%; and the expected lives of options range from 5 to 6 years. The weighted average fair value of options granted during the year is as follows:

                                         1997       1996       1995
                                       ---------  ---------  ---------
Weighted-average fair value of
  options granted at a discount......  $   14.12  $    3.17  $    2.91
Weighted-average fair value of
  options granted at-the-money.......  $    7.36  $    4.74  $    2.22
Weighted-average fair value of
  options granted at a premium.......        n/a  $    2.40  $    1.91
Weighted-average fair value of all
  options granted during the year....  $    8.28  $    4.64  $    2.26

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                                 OPTIONS OUTSTANDING
                                        --------------------------------------      OPTIONS EXERCISABLE
                                                        WEIGHTED                  -----------------------
                                                         AVERAGE      WEIGHTED                   WEIGHTED
                                                        REMAINING     AVERAGE                    AVERAGE
                                          NUMBER       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
      RANGE OF EXERCISE PRICES          OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
-------------------------------------   -----------    -----------    --------    -----------    --------
$.40 to $10.40.......................      738,411        *             $4.28       282,371        $2.41
$7.76 to $9.71**.....................      131,221         7.77         $9.34       125,596        $9.33
$15.00 to $22.31.....................      457,350         8.94        $16.71        30,836       $16.50
$25.09 to $30.69.....................       14,000         9.59         $9.24             0          n/a
                                        -----------    -----------    --------    -----------    --------
$.40 to $30.69.......................    1,340,982        *             $9.25       438,803        $5.40
                                        ===========                               ===========

------------

* All options, with an exercise price between $.40 to $10.40, are exercisable while the employee remains an employee at the Company and cease to be exercisable three months after termination of employment.

** All options in this range were originally granted by Pinemont Bank prior to the merger with the Company.

     If the fair value based method of accounting under SFAS 123 had been applied, the Company's net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Net income available for common
  shareholders
     As reported.....................  $  16,769  $  11,604  $   9,279
     Pro forma.......................     15,962     11,382      9,204
Basic earnings per common share......
     As reported.....................  $    1.53  $    1.24  $    1.03
     Pro forma.......................       1.46       1.21       1.02
Diluted earnings per common share
     As reported.....................  $    1.44  $    1.14  $    0.95
     Pro forma.......................       1.37       1.12       0.95

     The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  BENEFIT PLAN

     The Company has adopted a contributory profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees (the "401-K Plan"). Each year the Company determines, at its discretion, the amount of matching contributions. The Company presently matches 50% of the employee contributions not to exceed 3% of the employee's annual compensation. Total plan expense charged to the Company's operations for the years ended December 31, 1997, 1996 and 1995 was $385, $336 and $253, respectively.

     During April 1993, the 401-K Plan was amended to allow the Company to contribute shares of common stock of the Company (valued at the approximate fair market value on the date of contribution) instead of cash. Under the plan 250,000 shares of common stock are issuable. A total of 2,520, 17,435, and 18,172 shares at prices ranging from $14.00, $9.20 to $10.20, and $6.50 to $7.60 were issued to the 401-K Plan during the years ended December 31, 1997, 1996 and 1995, respectively.

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

     In January 1997, upon written approval of the holders of the Bank Preferred Stock, the Bank redeemed all of the outstanding shares for $7,500.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  EARNINGS PER COMMON SHARE:

     Earnings per common share is computed as follows:

                                                  YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------
                                            1997            1996            1995
                                       --------------  --------------  --------------
Net income available for common
  shareholders.......................  $       16,769  $       11,604  $        9,279
                                       ==============  ==============  ==============
Divided by weighted average common
  shares and common share
  equivalents:
     Weighted average common
       shares........................      10,959,156       9,395,026       9,032,299
     Weighted average common share
       equivalents...................         662,156         801,615         687,054
                                       --------------  --------------  --------------
Total weighted average common shares
  and common share equivalents.......      11,621,312      10,196,641       9,719,353
                                       ==============  ==============  ==============
Basic earnings per common share......  $         1.53  $         1.24  $         1.03
                                       ==============  ==============  ==============
Diluted earnings per common share....  $         1.44  $         1.14  $         0.95
                                       ==============  ==============  ==============

12.  COMMITMENTS AND CONTINGENCIES:

  LITIGATION

     The Company is involved in various litigation that arise in the normal course of business. In the opinion of management of the Company, after consultation with its legal counsel, such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  LEASES

     At December 31, 1997, the Company has certain noncancelable operating leases which cover the Company's premises with approximate future minimum annual rental payments as follows:

1998.................................  $   2,234
1999.................................      2,244
2000.................................      2,256
2001.................................      2,013
2002.................................      1,852
Thereafter...........................      6,583
                                       ---------
                                       $  17,182
                                       =========

     Rent expense was $1,840, $1,145 and $830 for the years ended December 31, 1997, 1996 and 1995, respectively.

13.  REGULATORY CAPITAL COMPLIANCE:

     The Company and the Bank are subject to regulatory risk-based capital requirements that assign risk factors to all assets, including off-balance sheet items such as loan commitments and standby letters of credit. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Capital is separated into two categories, Tier 1 and Tier 2, which combine for total capital. At December 31, 1997, the Company's and Bank's Tier 1 capital consists of their respective shareholders' equity and Tier 2 consists of the allowance for loans losses subject to certain limitations. The guidelines require total capital of 8% of risk-weighted assets.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     As of December 31, 1997 and 1996, the most recent notification from the regulators categorized the Company and Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the category.

     The regulatory capital position and leverage ratio of the Company and Bank are as follows:

                             DECEMBER 31, 1997          DECEMBER 31, 1996
                           ----------------------     ----------------------
                           COMPUTED     COMPUTED      COMPUTED     COMPUTED
                            CAPITAL      PERCENT       CAPITAL      PERCENT
                           ---------    ---------     ---------    ---------
Total capital...........   $ 119,151      10.10%(1)    $86,341       10.75%(1)
Tier 1 capital..........     108,816       9.22%(1)     78,941        9.83%(1)
Leverage ratio..........                   7.47%                      7.42%

------------

(1) Stated as a percent of risk-weighted assets as defined in Office of Thrift Supervision capital regulations.

     The Company and the Bank are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

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

     The approximate amounts of financial instruments with off-balance sheet risk are as follows:

                                        DECEMBER 31,      DECEMBER 31,
                                            1997              1996
                                          CONTRACT          CONTRACT
                                           AMOUNT            AMOUNT
                                        ------------      ------------
Financial instruments whereby whole
  contract amounts represent credit
  risk:
     Loan commitments including
       unfunded lines of credit......     $543,000          $286,000
     Standby letters of credit.......       35,000            25,000
     Commercial letters of credit....        1,000             7,000
                                        ------------      ------------
                                          $579,000          $318,000
                                        ============      ============

     Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The Company originates real estate, commercial and consumer loans primarily to customers in the greater Houston, Texas area. Although the Company has a diversified loan portfolio, a substantial portion of its customers' ability to honor their contracts is dependent upon the local Houston economy and the real estate market.

     The Company maintains funds on deposit at correspondent banks which at times exceed the federally insured limits. Management of the Company monitors the balance in these accounts and periodically assesses the financial condition of correspondent banks.

15.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

     The fair value of financial instruments provided below represent estimates of fair values at a point in time. Significant estimates regarding economic conditions, loss experience, risk characteristics associated with particular financial instruments and other factors were used for the purposes of this disclosure. These estimates are subjective in nature and involve matters of judgment. Therefore, they cannot be determined with precision. Changes in the assumptions could have a material impact on the amounts estimated.

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

          LOAN RECEIVABLES AND ACCRUED INTEREST RECEIVABLE: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The following table summarizes the carrying values and estimated fair values of financial instruments (all of which are held for purposes other than trading):

                                           DECEMBER 31, 1997           DECEMBER 31, 1996
                                        ------------------------    ------------------------
                                         CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                          AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                        ----------    ----------    ----------    ----------
Assets
     Cash and due from banks.........   $  104,363    $  104,363    $   91,384    $   91,384
     Fed funds sold..................      132,616       132,616        81,479        81,479
     Securities available for sale...      555,398       555,398       345,398       345,398
     Loans, net of allowance.........      975,815       988,217       724,255       733,924
     Accrued interest receivable.....       11,159        11,159         8,127         8,127
Liabilities
     Deposits........................    1,512,341     1,512,385     1,041,447     1,041,698
     Securities sold under repurchase
       agreements....................      155,832       155,832       136,119       136,119
     Other short-term borrowings.....       17,243        17,243        10,027        10,027
     Accrued interest payable........        1,259         1,259         1,123         1,123

     The total fair value of the Company's loan commitments and letters of credit was immaterial at December 31, 1997 and 1996.

16.  SUPPLEMENTAL CASH FLOW INFORMATION:

     The supplemental cash flow information for the years ended December 31, 1997, 1996, and 1995 is as follows:

                                                DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Cash paid for interest...............  $  45,593  $  32,168  $  24,117
Cash paid for income tax.............      7,875      6,037      5,011

     Noncash financing activities during 1997 included an increase in additional paid-in capital and a corresponding decrease in income taxes payable totaling approximately $2.2 million related to the exercise of stock options.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17.  MERGER-RELATED ACTIVITY:

     Effective August 1, 1997, the Company and the Bank consummated their merger with Pinemont Bank, whereby Pinemont Bank was merged into the Bank. The transaction was accounted for as a pooling of interests. Separate interest income and net income amounts of the merged entities are presented in the following table:

                                          FOR THE
                                           SEVEN        FOR THE YEAR ENDED
                                        MONTHS ENDED       DECEMBER 31,
                                          JULY 31,     ---------------------
                                            1997          1997       1996
                                        ------------   ----------  ---------
Interest income:
     Southwest Bancorporation........     $ 47,527     $   93,489  $  63,433
     Pinemont Bank...................       10,418         15,443     14,824
                                        ------------   ----------  ---------
          Total interest income......       57,945        108,932     78,257
Net income available for common
  shareholders:
     Southwest Bancorporation........        8,372         14,712      9,588
     Pinemont Bank...................        1,582          2,057      2,016
                                        ------------   ----------  ---------
          Total net income available
             for common
             shareholders............     $  9,954     $   16,769  $  11,604
                                        ============   ==========  =========

     Certain nonrecurring expenses were incurred and paid by the Company and Pinemont Bank in connection with the merger. These expenses, which include professional fees, printing costs, contract buyouts, losses associated with combining the entities, and other miscellaneous expenses, have been charged to the Company's operations in 1997. No intercompany transactions existed between the Company and Pinemont Bank during the periods presented.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Southwest Bancorporation of Texas, Inc.:

     Our report on the consolidated financial statements of Southwest Bancorporation of Texas, Inc. and Subsidiary is included on page F-2 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                               COOPERS & LYBRAND L.L.P.

Houston, Texas
February 10, 1998

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
          SCHEDULE I -- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
                            CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)

                                          DECEMBER 31,
                                       ---------------------
                                          1997       1996
                                       ----------  ---------
               ASSETS
Cash and cash equivalents............  $    2,541  $      55
Investment in subsidiary.............     112,223     73,306
Intercompany receivables.............      --             55
Other assets.........................          71         71
                                       ----------  ---------
          Total assets...............  $  114,835  $  73,487
                                       ==========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Intercompany payables...........  $   --      $      72
                                       ----------  ---------
          Total liabilities..........      --             72
                                       ----------  ---------
Shareholders' equity:
     Common stock....................      11,185      9,403
     Additional paid-in capital......      49,549     28,536
     Retained earnings...............      52,333     35,564
     Net unrealized appreciation
      (depreciation) on securities
      available for sale.............       1,768        (88)
                                       ----------  ---------
          Total shareholders'
        equity.......................     114,835     73,415
                                       ----------  ---------
          Total liabilities and
        shareholders' equity.........  $  114,835     73,487
                                       ==========  =========

  These condensed financial statements should be read in conjunction with the
             Consolidated Financial Statements and Notes thereto of
    Southwest Bancorporation of Texas, Inc. and Subsidiary included herein.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
    SCHEDULE I -- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                         CONDENSED STATEMENT OF INCOME
                                 (IN THOUSANDS)

                                        FOR THE YEAR ENDED
                                           DECEMBER 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
Equity in undistributed income of
  subsidiary.........................  $  14,907  $  11,604
Dividends received from subsidiary...      2,000     --
Operating expenses...................        209     --
                                       ---------  ---------
     Income before income taxes......     16,698     11,604
     Income taxes....................        (71)    --
                                       ---------  ---------
Net income...........................  $  16,769  $  11,604
                                       =========  =========

  These condensed financial statements should be read in conjunction with the
             Consolidated Financial Statements and Notes thereto of
    Southwest Bancorporation of Texas, Inc. and Subsidiary included herein.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
    SCHEDULE I -- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                       CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                         FOR THE YEAR ENDED
                                            DECEMBER 31,
                                       ----------------------
                                          1997        1996
                                       ----------  ----------
Cash flows from operating activities:
     Net income......................  $   16,769  $   11,604
     Adjustments to reconcile net
      income to net cash used in
      operating activities:
     Equity in undistributed income
      of subsidiary..................     (14,907)    (11,604)
     Decrease (increase) in other
      assets.........................          55        (126)
     Increase (decrease) in other
      liabilities....................         (72)         72
                                       ----------  ----------
          Net cash provided by (used
        in) operating activities.....       1,845         (54)
                                       ----------  ----------
Cash flows from investing activities:
     Investment in subsidiary........     (20,000)     --
     Return on investment in
      subsidiary.....................      --              20
                                       ----------  ----------
          Net cash provided by (used
        in) investing activities.....     (20,000)         20
                                       ----------  ----------
Cash flows from financing activities:
     Net proceeds from issuance of
      common stock...................      20,641          89
                                       ----------  ----------
          Net cash provided by
             financing activities....      20,641          89
                                       ----------  ----------
Net increase in cash and cash
equivalents..........................       2,486          55
Cash and cash equivalents at
  beginning of year..................          55      --
                                       ----------  ----------
Cash and cash equivalents at end of
  year...............................  $    2,541  $       55
                                       ==========  ==========
Supplemental noncash financing and
investing activities:
     Increase in investment in
      subsidiary related to stock
      options exercised..............  $    2,154
                                       ==========
     Common stock issued to acquire
      subsidiary.....................              $   44,992
                                                   ==========

  These condensed financial statements should be read in conjunction with the
             Consolidated Financial Statements and Notes thereto of
    Southwest Bancorporation of Texas, Inc. and Subsidiary included herein.