Form 10-Q
period 1998-03-31
SOUTHWEST BANCORP OF TEXAS INC
filed 1998-05-13
CIK 1027258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED MARCH 31, 1998

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            ------------------------

     There were 11,572,687 shares of the Registrant's Common Stock outstanding as of the close of business on March 31, 1998.

================================================================================

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                               INDEX TO FORM 10-Q

                                        PAGE
                                        ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
     Report of Independent
      Accountants....................      2
     Consolidated Balance Sheet as of
      March 31, 1998 and December 31,
      1997...........................      3
     Consolidated Statement of Income
      for the Three Months Ended
      March 31,
       1998 and 1997.................      4
     Consolidated Statement of
      Changes in Shareholders' Equity
      for the
       Year Ended December 31, 1997,
      and the Three Months Ended
      March 31, 1998.................      5
     Consolidated Statement of Cash
      Flows for the Three Months
      Ended March 31,
       1998 and 1997.................      6
     Notes to Consolidated Financial
      Statements.....................      7
Item 2.  Management's Discussion and
Analysis of Financial Condition and
          Results of Operations......      8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...........     15
Item 2.  Changes in Securities.......     15
Item 3.  Default upon Senior
Securities...........................     16
Item 4.  Submission of Matters to a
Vote of Security Holders.............     16
Item 5.  Other Information...........     16
Item 6.  Exhibits and Reports on Form
8-K..................................     16
Signatures...........................     17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Southwest Bancorporation of Texas, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiary (the "Company") as of March 31, 1998, the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997 and the condensed consolidated statement of changes in shareholders' equity for the three-month period ended March 31, 1998. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 and the accompanying condensed consolidated statement of changes in shareholders' equity for the year ended December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

                                          COOPERS & LYBRAND L.L.P.

Houston, Texas
April 30, 1998

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                        MARCH 31,      DECEMBER 31,
                                           1998            1997
                                       ------------    -------------
               ASSETS
Cash and due from banks..............  $    111,001     $   104,363
Federal funds sold and other interest
earning assets.......................        72,045         132,616
                                       ------------    -------------
          Total cash and cash
              equivalents............       183,046         236,979
Securities -- available for sale.....       579,351         555,398
Loans receivable, net................     1,044,587         975,815
Premises and equipment, net..........        22,680          21,348
Accrued interest receivable..........        10,730          11,159
Prepaid expenses and other assets....        10,426           6,905
                                       ------------    -------------
          Total assets...............  $  1,850,820     $ 1,807,604
                                       ============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand -- noninterest-bearing...  $    441,686     $   492,843
     Demand -- interest-bearing......        64,399          58,915
     Money market accounts...........       664,800         580,605
     Savings.........................        11,669          14,850
     Time, $100 and over.............       251,441         267,533
     Other time......................        94,565          97,595
                                       ------------    -------------
          Total deposits.............     1,528,560       1,512,341
Securities sold under repurchase
  agreements.........................       172,916         155,832
Other short-term borrowings..........        20,654          17,243
Accrued interest payable.............         1,160           1,259
Other liabilities....................         3,337           6,094
                                       ------------    -------------
          Total liabilities..........     1,726,627       1,692,769
                                       ------------    -------------
Commitments and contingencies
Shareholders' equity:
     Common stock -- $1 par value,
      50,000,000 shares authorized;
      11,572,687 and 11,185,263
      shares issued and outstanding
      at March 31, 1998 and December
      31, 1997, respectively.........        11,573          11,185
     Additional paid-in capital......        52,790          49,549
     Retained earnings...............        57,472          52,333
     Accumulated other comprehensive
      income.........................         2,358           1,768
                                       ------------    -------------
          Total shareholders'
              equity.................       124,193         114,835
                                       ------------    -------------
          Total liabilities and
              shareholders' equity...  $  1,850,820     $ 1,807,604
                                       ============    =============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                           THREE MONTHS
                                         ENDED MARCH 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
Interest income:
     Loans...........................  $  22,433  $  16,780
     Securities......................      7,566      5,277
     Federal funds sold and other....      1,948        530
                                       ---------  ---------
          Total interest income......     31,947     22,587
Interest expense on deposits and
  other borrowings...................     14,157      9,331
                                       ---------  ---------
          Net interest income........     17,790     13,256
Provision for loan losses............        600        542
                                       ---------  ---------
          Net interest income after
             provision for loan
             losses..................     17,190     12,714
                                       ---------  ---------
Other income:
     Service charges.................      1,994      1,347
     Other operating income..........      1,596        851
     Gain on sale of securities,
      net............................          8        129
                                       ---------  ---------
          Total other income.........      3,598      2,327
                                       ---------  ---------
Other expenses:
     Salaries and employee
      benefits.......................      7,940      5,529
     Occupancy expense...............      2,137      1,621
     Merger-related expenses.........         19         --
     Other operating expenses........      2,727      2,178
                                       ---------  ---------
          Total other expenses.......     12,823      9,328
                                       ---------  ---------
          Income before income
             taxes...................      7,965      5,713
Provision for income taxes...........      2,826      2,006
                                       ---------  ---------
          Net income before bank
             preferred stock
             dividend................      5,139      3,707
                                       ---------  ---------
Bank preferred stock dividend........         --         36
                                       ---------  ---------
          Net income available for
             common shareholders.....  $   5,139  $   3,671
                                       =========  =========
Earnings per common share:
          Basic......................  $    0.45  $    0.35
                                       =========  =========
          Diluted....................  $    0.43  $    0.32
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

                                                                                      ACCUMULATED
                                          COMMON STOCK       ADDITIONAL                  OTHER            TOTAL
                                       -------------------    PAID-IN     RETAINED   COMPREHENSIVE    SHAREHOLDERS'
                                        SHARES     DOLLARS    CAPITAL     EARNINGS       INCOME          EQUITY
                                       ---------   -------   ----------   --------   --------------   -------------
BALANCE, DECEMBER 31, 1996...........  9,403,582   $ 9,403    $ 28,536    $ 35,564      $    (88)       $  73,415
     Issuance of common stock to
       benefit plan..................      2,520         3          33                                         36
     Exercise of stock options.......    456,661       456       2,514                                      2,970
     Proceeds of public offering.....  1,322,500     1,323      18,487                                     19,810
     Redemption of Bank preferred
       stock.........................                             (177)                                      (177)
     Deferred compensation
       amortization..................                              156                                        156
     Cash dividends on preferred
       stock ($.05 per share)........                                          (36)                           (36)
     Comprehensive income:
       Net income for the year ended
          December 31, 1997..........                                       16,805                         16,805
       Net change in unrealized
          appreciation on securities
          available for sale, net of
          deferred taxes of ($999)...                                                      1,856            1,856
                                                                                                      -------------
       Total comprehensive income....                                                                      18,661
                                       ---------   -------   ----------   --------   --------------   -------------
BALANCE DECEMBER 31, 1997............  11,185,263   11,185      49,549      52,333         1,768          114,835
     Common stock issued in
       acquisition...................    140,000       140         444                                        584
     Exercise of stock options.......    247,424       248       2,764                                      3,012
     Deferred compensation
       amortization..................                               33                                         33
     Comprehensive income:
       Net income for the three
          months ended March 31,
          1998.......................                                        5,139                          5,139
       Net change in unrealized
          appreciation on securities
          available for sale, net of
          deferred taxes of ($318)...                                                        590              590
                                                                                                      -------------
       Total comprehensive income....                                                                       5,729
                                       ---------   -------   ----------   --------   --------------   -------------
BALANCE, MARCH 31, 1998..............  11,572,687  $11,573    $ 52,790    $ 57,472      $  2,358        $ 124,193
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

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                            THREE MONTHS
                                          ENDED MARCH 31,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
Cash flows from operating activities:
     Net income......................  $    5,139  $    3,707
     Adjustments to reconcile net
      income to net cash provided by
      operating activities:
          Provision for loan
             losses..................         600         542
          Depreciation...............       1,081         901
          Compensation expense.......      --              36
          Deferred compensation
             amortization............          33          23
          Realized gains on
             securities available for
             sale, net...............          (8)       (129)
          Net amortization of
             premiums and
             discounts...............         458         415
          Dividends on Federal Home
             Loan Bank stock.........        (566)       (591)
          Increase in accrued
             interest receivable,
             prepaid expenses and
             other assets............      (3,639)     (4,645)
          Increase (decrease) in
             accrued interest payable
             and other liabilities...        (729)      2,678
                                       ----------  ----------
               Net cash provided by
                  operating
                  activities.........       2,369       2,937
                                       ----------  ----------
Cash flows from investing activities:
     Proceeds from maturity of
      securities available for
      sale...........................      95,808       8,235
     Principal paydowns of
      mortgage-backed securities
      available for sale.............      30,661      10,735
     Proceeds from sale of securities
      available for sale.............       4,186      27,746
     Purchase of securities available
      for sale.......................    (153,584)    (72,024)
     Proceeds from sale of other real
      estate and other loan related
      assets.........................          14          34
     Net increase in loans
      receivable.....................     (69,372)    (54,655)
     Purchase of premises and
      equipment......................      (2,413)     (2,472)
                                       ----------  ----------
               Net cash used in
                  investing
                  activities.........     (94,700)    (82,401)
                                       ----------  ----------
Cash flows from financing activities:
     Net decrease in
      noninterest-bearing demand
      deposits.......................     (51,157)    (21,634)
     Net (decrease) increase in time
      deposits.......................     (19,122)      3,966
     Net increase in other
      interest-bearing deposits......      86,498      59,613
     Net increase (decrease) in
      securities sold under
      repurchase agreements..........      17,084     (19,130)
     Net increase (decrease) in other
      short-term borrowings..........       3,411      (4,983)
     Net proceeds from initial public
      offering of common stock.......      --          19,901
     Net proceeds from exercise of
      stock options..................       1,684         307
     Retirement of Bank preferred
      stock..........................      --          (7,500)
     Payment of dividends on Bank
      preferred stock................      --            (152)
                                       ----------  ----------
               Net cash provided by
                  financing
                  activities.........      38,398      30,388
                                       ----------  ----------
Net decrease in cash and cash
  equivalents........................     (53,933)    (49,076)
Cash and cash equivalents at
  beginning of period................     236,979     172,863
                                       ----------  ----------
Cash and cash equivalents at end of
  period.............................  $  183,046  $  123,787
                                       ==========  ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the "Company") and its wholly-owned subsidiary Southwest Bank of Texas National Association (the "Bank"). All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at March 31, 1998 and the Company's results of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 1997 year-end condensed consolidated balance sheet and statement of changes in shareholders' equity data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, in the first quarter of 1998. Accordingly, the components of comprehensive income have been reported in the accompanying condensed consolidated statement of changes in shareholders' equity for all periods presented.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.  EARNINGS PER COMMON SHARE:

     Earnings per common share is computed as follows:

                                            THREE MONTHS
                                          ENDED MARCH 31,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
Net income available for common
  shareholders.......................  $    5,139  $    3,671
Divided by average common shares and
  common share equivalents:
     Average common shares...........      11,391      10,489
     Average common share
       equivalents...................         610         839
                                       ----------  ----------
Total average common shares and
  common share equivalents...........      12,001      11,328
Earnings per common share:
     Basic...........................  $     0.45  $     0.35
                                       ==========  ==========
     Diluted.........................  $     0.43  $     0.32
                                       ==========  ==========

3.  SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:

     During the quarter ended March 31, 1998, the Company reduced its federal income tax liability by approximately $1.9 million and recorded a corresponding increase to additional paid-in capital representing the tax benefit related to the exercise of certain stock options.

4.  ACQUISITION ACTIVITY:

     On February 5, 1998, the Bank acquired First Republic Capital Corp. and City Financial Services, Inc., two related commercial finance companies. These companies specialize in providing operating funds to businesses by converting their accounts receivable to cash. The transaction, which resulted in the exchange of 140,000 shares of the Company's common shares for all of the outstanding stock of First Republic Capital Corp. and City Financial Services, Inc., has been accounted for as a pooling of interests, although historical financial statements have not been restated due to immateriality.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Total assets at March 31, 1998, and December 31, 1997 were $1.85 billion, and $1.81 billion, respectively. Loans were $1.06 billion at March 31, 1998, an increase of $69.3 million or 7.0% from $986.2 million at December 31, 1997. This growth was a result of a strong local economy, and the Company's style of relationship banking. Deposits experienced similar growth, increasing to $1.53 billion at March 31, 1998 from $1.51 billion at December 31, 1997. Shareholders' equity was $124.2 million and $114.8 million at March 31, 1998 and December 31, 1997, respectively.

     Net income available for common shareholders was $5.1 million and $3.7 million and earnings per diluted common share was $0.43 and $0.32 for the quarters ended March 31, 1998 and 1997, respectively. This increase in net income was primarily the result of strong loan growth, maintaining strong asset quality and expense control and resulted in returns on average assets of 1.18% and 1.20% and returns on average common equity of 17.51% and 16.64% for the quarters ended March 31, 1998 and 1997, respectively.

RESULTS OF OPERATIONS

  INTEREST INCOME

     Interest income for the quarter ended March 31, 1998 was $31.9 million, an increase of $9.4 million or 41.4% from the quarter ended March 31, 1997. The increase was primarily due to an increase of $5.7 million in interest earned on loans over the prior comparable period. The increase in interest income on loans was due primarily to a $254.3 million increase in average loans outstanding. Interest income from securities was $7.6 million for the quarter ended March 31, 1998, an increase of $2.3 million from the prior comparable period. The increase was primarily due to a $141.8 million increase in average securities outstanding. Total interest-earning assets for the quarter ended March 31, 1998 averaged $1.64 billion compared to $1.14 billion for the quarter ended March 31, 1997.

  INTEREST EXPENSE.

     Interest expense on deposits and other borrowings was $14.2 million for the quarter ended March 31, 1998, as compared to $9.3 million for the same period in 1997. The increase in interest expense was due to a $381.2 million increase in average interest-bearing liabilities and an increase in the average rate paid on interest-bearing liabilities to 4.70% from 4.50% for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. The average balance of interest-bearing liabilities was $1.22 billion for the quarter ended March 31, 1998 as compared to $840.3 million for the quarter ended March 31, 1997.

  NET INTEREST INCOME

     Net interest income was $17.8 million for the quarter ended March 31, 1998 as compared to $13.3 million for the same period in 1997. The increase in net interest income was primarily due to an increase of $499.2 million or 43.9% in average interest-earning assets from the quarter ended March 31, 1997. Net interest income was negatively impacted by a lower net interest margin. The net interest margin is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities. The decrease in the net interest margin was primarily due to the decrease in the yield on average earning assets which decreased fourteen basis points to 7.91% for the quarter ended March 31, 1998. The net interest margin for the quarter ended March 31, 1998 was 4.41% compared with 4.73% for the comparable period in 1997.

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

                                                 THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                   MARCH 31, 1998                       MARCH 31, 1997
                                          ---------------------------------    ---------------------------------
                                            AVERAGE      INTEREST   AVERAGE      AVERAGE      INTEREST   AVERAGE
                                          OUTSTANDING    EARNED/    YIELD/     OUTSTANDING    EARNED/    YIELD/
                                            BALANCE       PAID       RATE        BALANCE       PAID       RATE
                                          -----------    -------    -------    -----------    -------    -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
     Loans..............................  $ 1,002,199    $22,433      9.08%    $   747,880    $16,780      9.10%
     Securities.........................      492,562      7,566      6.23         350,733      5,277      6.10
     Federal funds sold and other.......      142,186      1,948      5.56          39,085        531      5.51
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-earning
             assets.....................    1,636,947     31,947      7.91%      1,137,698     22,588      8.05%
                                                         -------    -------                   -------    -------
Less allowance for loan losses..........      (10,764)                              (7,644)
                                          -----------                          -----------
Total earning assets, net of allowance..    1,626,183                            1,130,054
Nonearning assets.......................      136,811                              115,429
                                          -----------                          -----------
          Total assets..................  $ 1,762,994                          $ 1,245,483
                                          ===========                          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Money market and savings
       deposits.........................  $   677,630      7,134      4.27%    $   468,906      4,650      4.02%
     Certificates of deposits...........      348,779      4,550      5.29         228,229      2,970      5.28
     Repurchase agreements and borrowed
       funds............................      195,091      2,473      5.14         143,211      1,712      4.85
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-bearing
             liabilities................    1,221,500     14,157      4.70%        840,346      9,332      4.50%
                                                         -------    -------                   -------    -------
Noninterest-bearing liabilities:
     Noninterest-bearing demand
       deposits.........................      418,039                              308,168
     Other liabilities..................        4,422                                5,050
                                          -----------                          -----------
          Total liabilities.............    1,643,961                            1,153,564
Bank preferred stock....................      --                                     2,441
Shareholders' equity....................      119,033                               89,478
                                          -----------                          -----------
          Total liabilities and
             shareholders' equity.......  $ 1,762,994                          $ 1,245,483
                                          ===========                          ===========
Net interest income.....................                 $17,790                              $13,256
                                                         =======                              =======
Net interest spread.....................                              3.21%                                3.55%
                                                                    =======                              =======
Net interest margin.....................                              4.41%                                4.73%
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

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                          -------------------------------
                                                   1998 VS. 1997
                                          -------------------------------
                                                INCREASE (DECREASE)
                                                      DUE TO
                                          -------------------------------
                                           VOLUME      RATE       TOTAL
                                          ---------  ---------  ---------
                                              (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans...................................  $   5,706  $     (53) $   5,653
Securities..............................      2,134        155      2,289
Federal funds sold and other............      1,401         16      1,417
                                          ---------  ---------  ---------
     Total increase in interest
       income...........................      9,241        118      9,359
                                          ---------  ---------  ---------
INTEREST-BEARING LIABILITIES:
Money market and savings deposits.......      2,070        414      2,484
Certificates of deposits................      1,569         11      1,580
Repurchase agreements and borrowed
  funds.................................        620        141        761
                                          ---------  ---------  ---------
     Total increase in interest
       expense..........................      4,259        566      4,825
                                          ---------  ---------  ---------
Increase (decrease) in net interest
  income................................  $   4,982  $    (448) $   4,534
                                          =========  =========  =========

  PROVISION FOR LOAN LOSSES

     The provision for loan losses was $600,000 for the quarter ended March 31, 1998 as compared to $542,000 for the quarter ended March 31, 1997. The increase in the provision for loan losses was due to the increased loan balances which averaged $1.0 billion for the quarter ended March 31, 1998 compared to $747.9 million for the comparable period in 1997. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as the Company's loan portfolio grows and diversifies.

  NONINTEREST INCOME

     Noninterest income for the quarter ended March 31, 1998 was $3.6 million, an increase of $1.3 million or 56.2% over the same period in 1997. The following table presents for the periods indicated the major changes in noninterest income.

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
                                           (DOLLARS IN
                                            THOUSANDS)
Service charges on deposit
  accounts...........................  $   1,994  $   1,347
Loan operations......................        267        182
Investment services..................        772        508
Gain on sale of securities, net......          8        129
Factoring fee income.................        320     --
Other noninterest income.............        237        161
                                       ---------  ---------
     Total noninterest income........  $   3,598  $   2,327
                                       =========  =========

     Service charges were $2.0 million for the quarter ended March 31, 1998, compared to $1.3 million for the quarter ended March 31, 1997, an increase of $647,000 or 48.0%. This increase resulted from a substantial increase in the accounts serviced during the past twelve months.

     Other changes in noninterest income were recognized in the categories of investment services and factoring fee income. For the quarter ended March 31, 1998, investment services income grew to $772,000, an increase of $264,000 or 52.0% over the 1997 level. This increase is the result of a strategic focus by the Company to increase its competitive position in providing investment services. Factoring fee income results from the recent pooling of First Republic Capital Corp. and City Financial Services, Inc. Due to immateriality, prior periods were not restated.

  NONINTEREST EXPENSES

     For the quarter ended March 31, 1998, noninterest expenses totaled $12.8 million, an increase of $3.5 million, or 37.8%, from $9.3 million during 1997. The increase in noninterest expenses during these periods was due primarily to salaries and employee benefits. For the same time periods the efficiency ratio increased slightly to 59.95% for the quarter ended March 31, 1998, from 59.86% for the comparable period in 1997. Although the ratio remained basically the same as last year, improvement was in several areas including an increase in noninterest income as a percent of earning assets, and a decrease in noninterest expense as a percent of earning assets.

     Salary and benefit expense for the quarter ended March 31, 1998 was $7.9 million, an increase of $2.4 million or 43.8% from $5.5 million for the quarter ended March 31, 1997. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth. Total full-time equivalent employees for the quarters ended March 31, 1998 and 1997 were 606 and 458, respectively.

     Occupancy expense increased $520,000 or 32.2% to $2.1 million for the period ended March 31, 1998. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance contract expense. Building lease expense increased to $598,000 for the quarter ended March 31, 1998 from $440,000 for the same period in 1997. This increase was primarily the result of increasing the rentable square feet of the Galleria location and the opening of one new branch during the past year. Depreciation expense increased $179,000 or 20.0% in 1998 from the comparable period in 1997. This increase was due to depreciation on equipment provided to new employees and expense related to technology upgrades throughout the Company. Maintenance contract expense for the quarter ended March 31, 1998 was $246,000, an increase of $112,000 or 83.6% compared to $134,000 for the same period in 1997. The Company has purchased maintenance contracts for major operating systems throughout the organization.

  INCOME TAXES

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. For the quarter ended March 31, 1998, the provision for income taxes was $2.8 million, an increase of $820,000 or 40.9% from the $2.0 million provided for the same period in 1997.

FINANCIAL CONDITION

LOAN PORTFOLIO

     Total loans were $1.06 billion at March 31, 1998, an increase of $69.3 million or 7.0% from $986.2 million at December 31, 1997. Consistent with the Company's historically high rate of growth, this increase is believed to be the result of the Company's style of relationship banking featuring professional, attentive and responsive service to customers' needs, and focusing on commercial lending to middle market companies and private banking for individuals.

     The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 1998 and December 31, 1997:

                                              MARCH 31, 1998        DECEMBER 31, 1997
                                          ----------------------   --------------------
                                             AMOUNT      PERCENT     AMOUNT     PERCENT
                                          ------------   -------   ----------   -------
                                                     (DOLLARS IN THOUSANDS)
Commercial and industrial...............  $    482,897      45.8%  $  448,348      45.5%
Real estate.............................
     Construction and land
     development........................       150,207      14.2      128,985      13.1
     1-4 Family.........................       170,296      16.1      171,551      17.3
     Commercial owner occupied..........       152,086      14.4      132,052      13.4
     Ranchland..........................         7,950       0.8        8,384       0.9
Other...................................        12,060       1.1        8,199       0.8
Consumer................................        79,967       7.6       88,631       9.0
                                          ------------   -------   ----------   -------
Total Loans.............................  $  1,055,463     100.0%  $  986,150     100.0%
                                          ============   =======   ==========   =======

  NONPERFORMING ASSETS

     The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets were $2.1 million at March 31, 1998 compared with $3.7 million at December 31, 1997. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.20% and 0.37% at March 31, 1998 and December 31, 1997, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                        MARCH 31,    DECEMBER 31,
                                          1998           1997
                                        ---------    ------------
                                         (DOLLARS IN THOUSANDS)
Nonaccrual loans.....................    $ 1,475        $2,724
Accruing loans 90 or more days past
due..................................         32           383
Restructured loans...................      --           --
ORE and OLRA.........................        571           546
                                        ---------    ------------
     Total non-performing assets.....    $ 2,078        $3,653
                                        =========    ============
Nonperforming assets to total loans
  and other real estate..............       0.20%         0.37%

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

     Management believes that the allowance for loan losses at March 31, 1998 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at March 31, 1998.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                        THREE MONTHS ENDED      YEAR ENDED
                                             MARCH 31,         DECEMBER 31,
                                               1998                1997
                                        -------------------    -------------
                                               (DOLLARS IN THOUSANDS)
Allowance for loan losses beginning
of period............................         $10,335             $ 7,400
Provision for loan losses............             600               3,886
Charge-offs..........................            (108)             (1,078)
Recoveries...........................              49                 127
                                        -------------------    -------------
Allowance for loan losses end of
period...............................         $10,876             $10,335
                                        ===================    =============
Allowance to period-end loans........           1.03%               1.05%
Net charge-offs to average loans.....           0.02%               0.11%
Allowance to period-end nonperforming
  loans..............................         721.70%             332.64%

SECURITIES

     The amortized cost and approximate fair value of securities classified as available for sale is as follows:

                                                        MARCH 31, 1998
                                        ----------------------------------------------
                                                        GROSS UNREALIZED
                                        AMORTIZED      ------------------      FAIR
                                          COST          GAIN        LOSS      VALUE
                                        ---------      ------      ------   ----------
                                                    (DOLLARS IN THOUSANDS)
U. S. Government securities..........   $ 166,449      $  573      $  (90)  $  166,932
Mortgage-backed securities...........     361,792       3,148         (65)     364,875
Federal Reserve Bank stock...........       1,800        --          --          1,800
Federal Home Loan Bank stock.........      38,508        --          --         38,508
Other securities.....................       7,174          62        --          7,236
                                        ---------      ------      ------   ----------
     Total securities available for
       sale..........................   $ 575,723      $3,783      $ (155)  $  579,351
                                        =========      ======      ======   ==========
                                                      DECEMBER 31, 1997
                                        ----------------------------------------------
                                                        GROSS UNREALIZED
                                        AMORTIZED      ------------------      FAIR
                                          COST          GAIN        LOSS      VALUE
                                        ---------      ------      ------   ----------
                                                    (DOLLARS IN THOUSANDS)
U. S. Government securities..........   $ 163,230      $  536      $   (4)  $  163,762
Mortgage-backed securities...........     323,434       2,275        (151)     325,558
Federal Reserve Bank stock...........       1,791        --          --          1,791
Federal Home Loan Bank stock.........      37,942        --          --         37,942
Other securities.....................      26,281          64        --         26,345
                                        ---------      ------      ------   ----------
     Total securities available for
       sale..........................   $ 552,678      $2,875      $ (155)  $  555,398
                                        =========      ======      ======   ==========

DEPOSITS

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market and time accounts. The Company relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. As of March 31, 1998, the Company had less than five percent of its deposits classified as brokered funds and does not anticipate any significant increase. Deposits provide the primary source of funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average demand deposits to average total deposits for the periods ended March 31, 1998 and December 31, 1997, was 29.1% and 29.7%, respectively.

     The average daily balances and weighted average rates paid on deposits for the three months ended March 31, 1998 and the year ended December 31, 1997, are presented below:

                                            MARCH 31, 1998           DECEMBER 31, 1997
                                        ----------------------     ----------------------
                                          AMOUNT       RATE          AMOUNT       RATE
                                        ----------   ---------     ----------   ---------
                                                     (DOLLARS IN THOUSANDS)
NOW accounts.........................   $   29,480        0.70%    $   36,944        1.73%
Regular savings......................       11,679        2.22         11,373        2.29
Treasury Plus........................      366,302        4.97        278,448        4.91
Money market.........................      270,169        3.79        221,901        3.66
CD's less than $100,000..............       78,342        5.17         80,835        5.14
CD's $100,000 and over...............      252,517        5.30        198,202        5.38
IRA's & QRP's........................       17,920        5.64         17,379        5.26
                                        ----------   ---------     ----------   ---------
     Total interest-bearing
       deposits......................    1,026,409        4.62%       845,082        4.55%
                                                     =========                  =========
Noninterest-bearing deposits.........      418,039                    357,697
                                        ----------                 ----------
     Total deposits..................   $1,444,448                 $1,202,779
                                        ==========                 ==========

     The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

                                        MARCH 31, 1998    DECEMBER 31, 1997
                                        --------------    -----------------
                                              (DOLLARS IN THOUSANDS)
3 months or less.....................      $170,603           $ 179,422
Between 3 months and 12 months.......        65,391              79,624
Over 1 year..........................        15,447              12,684
                                        --------------    -----------------
     Total time deposits $100,000 and
       over..........................      $251,441           $ 271,730
                                        ==============    =================

BORROWINGS

     Securities sold under repurchase agreements and other short-term borrowings, consisting of federal funds purchased and treasury, tax, and loan deposits, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                        MARCH 31,       DECEMBER 31,
                                           1998             1997
                                        ----------      ------------
                                           (DOLLARS IN THOUSANDS)
Securities sold under repurchase
  agreements:
     Average.........................    $ 175,769        $129,460
     Period-end......................      172,916         155,832
     Maximum month-end balance during
       period........................      240,670         155,832
Interest rate:
     Average.........................         5.03%           4.97%
     Period-end......................         5.11%           5.02%
Other short-term borrowings:
     Average.........................    $  19,322        $ 14,843
     Period-end......................       20,654          17,243
     Maximum month-end balance during
       period........................       55,043          50,645
Interest rate:
     Average.........................         6.19%           5.60%
     Period-end......................         5.74%           6.54%

     Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the quarter ended March 31, 1998, the Company's liquidity needs have primarily been met by growth in core deposits. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing securities and loan portfolios, have generally created an adequate liquidity position.

     The Company's risk-based capital ratios remain above the levels designated as "well capitalized" on March 31, 1998 with Leverage Capital, Tier 1 Risk-Based Capital and Risk-Based Capital Ratios of 6.58%, 9.37% and 10.20%, respectively.

OTHER MATTERS

     On February 5, 1998, the Bank acquired all the common stock of First Republic Capital Corp. and City Financial Services, Inc., two related commercial finance companies. These companies specialize in providing operating funds to businesses by converting their accounts receivable to cash. The transaction which resulted in the exchange of 140,000 shares of the Company's common shares for all of the outstanding stock of First Republic Capital Corp. and City Financial Services, Inc., has been accounted for as a pooling of interests, although historical financial statements have not been restated due to immateriality.

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, in the first quarter of 1998. Accordingly, the components of comprehensive income have been reported in the accompanying condensed consolidated statement of changes in shareholders' equity for all periods presented.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     On February 5, 1998, the Company issued 140,000 shares of its Common Stock, $1.00 par value (the "Shares"), to First Republic Capital Corp., a Texas corporation ("FRC"), and City Financial Services, Inc., a Texas corporation ("CFC"), in exchange for all of the common stock of FRC and CFC in a transaction accounted for as a pooling of interests. The transaction was exempt from registration under the Securities Act of 1933 (the "Act") as a private offering under Section 4(2) of the Act. Each of FRC and CFC and all shareholders of FRC and CFC (a total of five individuals) is an "accredited investor" within the meaning of Rule 501(a) under the Act, and no advertising and general solicitation was involved in connection with the issuance of the Shares.

     No brokers or underwriters were involved in connection with the transaction. Immediately following the closing of the transaction, CFC and FRC were dissolved and distributed in Shares in a liquidating distribution to the following shareholders:

          NAME OF SHAREHOLDER              NO. OF SHARES
----------------------------------------   -------------
Joel Rosenthal                                 43,750
Gregory L. Brown                               43,750
Allan D. Rosenthal                             17,500
Norman Rosenthal                               17,500
Larry Sondock                                  17,500

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 15.1  Awareness Letter of Coopers & Lybrand L.L.P.

         Exhibit 27.  Financial Data Schedule

         The required Financial Data Schedule has been included as Exhibit 27 of the Form 10-Q filed electronically with the Securities and Exchange Commission.

     b)  Reports on Form 8-K

              None

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

                     SIGNATURE                                         TITLE                          DATE
---------------------------------------------------  ------------------------------------------   -------------
                 WALTER E. JOHNSON                   Chairman of the Board and Chief Executive    May 12, 1998
                 WALTER E. JOHNSON                   Officer (Principal Executive Officer)
                 DAVID C. FARRIES                    Executive Vice President,                    May 12, 1998
                 DAVID C. FARRIES                    Treasurer and Secretary (Principal
                                                     Financial Officer)
                 R. JOHN McWHORTER                   Vice President and Controller (Principal     May 12, 1998
                 R. JOHN MCWHORTER                   Accounting Officer)

                                       17