Form 10-Q
period 1998-06-30
SOUTHWEST BANCORP OF TEXAS INC
filed 1998-08-13
CIK 1027258

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED JUNE 30, 1998

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

                            ------------------------

     There were 23,188,748 shares of the Registrant's Common Stock outstanding as of the close of business on June 30, 1998.

================================================================================

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                               INDEX TO FORM 10-Q

                                        PAGE
                                        ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

     Report of Independent
      Accountants....................      2
     Condensed Consolidated Balance
      Sheet as of June 30, 1998 and
      December 31, 1997
      (unaudited)....................      3
     Condensed Consolidated Statement
      of Income for the Three Months
      Ended June 30,
       1998 and 1997, and for the Six
      Months Ended June 30, 1998 and
      1997 (unaudited)...............      4
     Condensed Consolidated Statement
      of Changes in Shareholders'
      Equity for the
       Year Ended December 31, 1997,
      and for the Six Months Ended
      June 30, 1998 (unaudited)......      5
     Condensed Consolidated Statement
      of Cash Flows for the Six
      Months Ended June 30,
       1998 and 1997 (unaudited).....      6
     Notes to Condensed Consolidated
      Financial Statements...........      7
Item 2.  Management's Discussion and
Analysis of Financial Condition and
          Results of Operations......      9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...........     20
Item 2.  Changes in Securities.......     20
Item 3.  Default upon Senior
Securities...........................     20
Item 4.  Submission of Matters to a
Vote of Security Holders.............     20
Item 5.  Other Information...........     20
Item 6.  Exhibits and Reports on Form
8-K..................................     20
Signatures...........................     21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Southwest Bancorporation of Texas, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiary (the "Company") as of June 30, 1998 the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 1998 and 1997, the condensed consolidated statement of changes in shareholders' equity for the six-month period ended June 30, 1998 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated February 10, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 and the condensed consolidated statement of changes in shareholders' equity for the year ended December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

                                          PricewaterhouseCoopers LLP

Houston, Texas
July 31, 1998

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                         JUNE 30,      DECEMBER 31,
                                           1998            1997
                                       ------------    ------------
               ASSETS
Cash and due from banks..............  $    114,678     $  104,363
Federal funds sold and other interest
earning assets.......................       101,531        132,616
                                       ------------    ------------
          Total cash and cash
              equivalents............       216,209        236,979
Securities -- available for sale.....       499,018        555,398
Loans receivable, net................     1,132,972        975,815
Premises and equipment, net..........        23,804         21,348
Accrued interest receivable..........        12,412         11,159
Prepaid expenses and other assets....        16,663          6,905
                                       ------------    ------------
          Total assets...............  $  1,901,078     $1,807,604
                                       ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand -- noninterest-bearing...  $    503,868     $  492,843
     Demand -- interest-bearing......        64,667         58,915
     Money market accounts...........       646,603        580,605
     Savings.........................        11,785         14,850
     Time, $100 and over.............       267,738        267,533
     Other time......................        93,352         97,595
                                       ------------    ------------
          Total deposits.............     1,588,013      1,512,341
Securities sold under repurchase
  agreements.........................       174,344        155,832
Other short-term borrowings..........         5,042         17,243
Accrued interest payable.............         1,024          1,259
Other liabilities....................         4,242          6,094
                                       ------------    ------------
          Total liabilities..........     1,772,665      1,692,769
                                       ------------    ------------
Commitments and contingencies
Shareholders' equity:
     Common stock -- $1 par value,
      100,000,000 shares authorized;
      23,188,748 and 22,370,526
      shares issued and outstanding
      at June 30, 1998 and December
      31, 1997, respectively.........        23,188         22,370
     Additional paid-in capital......        41,469         38,364
     Retained earnings...............        62,959         52,333
     Accumulated other comprehensive
      income.........................           797          1,768
                                       ------------    ------------
          Total shareholders'
              equity.................       128,413        114,835
                                       ------------    ------------
          Total liabilities and
              shareholders' equity...  $  1,901,078     $1,807,604
                                       ============    ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                       --------------------  --------------------
                                         1998       1997       1998       1997
                                       ---------  ---------  ---------  ---------
Interest income:
     Loans...........................  $  24,828  $  19,062  $  47,261  $  35,842
     Securities......................      7,996      6,081     15,562     11,358
     Federal funds sold and other....      1,078        727      3,026      1,257
                                       ---------  ---------  ---------  ---------
          Total interest income......     33,902     25,870     65,849     48,457
Interest expense on deposits and
  other borrowings...................     14,170     10,458     28,327     19,789
                                       ---------  ---------  ---------  ---------
          Net interest income........     19,732     15,412     37,522     28,668
Provision for loan losses............        900      1,036      1,500      1,578
                                       ---------  ---------  ---------  ---------
          Net interest income after
             provision for loan
             losses..................     18,832     14,376     36,022     27,090
                                       ---------  ---------  ---------  ---------
Other income:
     Service charges.................      1,766      1,482      3,760      2,836
     Other operating income..........      1,729        945      3,325      1,797
     Gain on sale of securities,
       net...........................        177        366        185        495
                                       ---------  ---------  ---------  ---------
          Total other income.........      3,672      2,793      7,270      5,128
                                       ---------  ---------  ---------  ---------
Other expenses:
     Salaries and employee
       benefits......................      8,404      5,808     16,343     11,332
     Occupancy expense...............      2,223      1,686      4,360      3,303
     Merger-related expenses.........         48     --             67     --
     Other operating expenses........      3,323      2,580      6,051      4,774
                                       ---------  ---------  ---------  ---------
          Total other expenses.......     13,998     10,074     26,821     19,409
                                       ---------  ---------  ---------  ---------
          Income before income
             taxes...................      8,506      7,095     16,471     12,809
Provision for income taxes...........      3,019      2,490      5,845      4,496
                                       ---------  ---------  ---------  ---------
          Net income before bank
             preferred stock
             dividend................      5,487      4,605     10,626      8,313
Bank preferred stock dividend........     --         --         --             36
                                       ---------  ---------  ---------  ---------
          Net income available for
             common shareholders.....  $   5,487  $   4,605  $  10,626  $   8,277
                                       =========  =========  =========  =========
          Earnings per common share
               Basic.................  $    0.24  $    0.21  $    0.46  $    0.38
                                       =========  =========  =========  =========
               Diluted...............  $    0.23  $    0.20  $    0.44  $    0.36
                                       =========  =========  =========  =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      ACCUMULATED
                                          COMMON STOCK       ADDITIONAL                  OTHER            TOTAL
                                       -------------------    PAID-IN     RETAINED   COMPREHENSIVE    SHAREHOLDERS'
                                        SHARES     DOLLARS    CAPITAL     EARNINGS       INCOME          EQUITY
                                       ---------   -------   ----------   --------   --------------   -------------
BALANCE, DECEMBER 31, 1996...........  18,807,164  $18,807    $  19,132   $ 35,564       $  (88)        $  73,415
     Issuance of common stock to
       benefit
       plan..........................      5,040         5           31                                        36
     Exercise of stock options.......    913,322       913        2,057                                     2,970
     Proceeds of public offering.....  2,645,000     2,645       17,165                                    19,810
     Redemption of Bank preferred
       stock.........................                              (177)                                     (177)
     Deferred compensation
       amortization..................                               156                                       156
     Cash dividends on preferred
       stock ($.05 per share)........                                          (36)                           (36)
     Comprehensive income:
       Net income for the year ended
          December 31, 1997..........                                       16,805                         16,805
       Net change in unrealized
          appreciation on securities
          available for sale, net
          of deferred taxes of
          ($999).....................                                                     1,856             1,856
                                                                                                      -------------
       Total comprehensive income....                                                                      18,661
                                       ---------   -------   ----------   --------   --------------   -------------
BALANCE, DECEMBER 31, 1997...........  22,370,526   22,370       38,364     52,333        1,768           114,835
     Common stock issued in
       acquisition...................    280,000       280          304                                       584
     Exercise of stock options.......    538,222       538        2,736                                     3,274
     Deferred compensation
       amortization..................                                65                                        65
     Comprehensive income:
       Net income for the six months
          ended June 30, 1998........                                       10,626                         10,626
       Net change in unrealized
          appreciation on securities
          available for sale, net
          of deferred taxes of
          $523.......................                                                      (971)             (971)
                                                                                                      -------------
       Total comprehensive income....                                                                       9,655
                                       ---------   -------   ----------   --------   --------------   -------------
BALANCE, JUNE 30, 1998...............  23,188,748  $23,188    $  41,469   $ 62,959       $  797         $ 128,413
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

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                               SIX MONTHS
                                             ENDED JUNE 30,
                                       --------------------------
                                           1998          1997
                                       ------------  ------------
Cash flows from operating activities:
     Net income......................  $     10,626  $      8,313
     Adjustments to reconcile net
      income to net cash provided by
      operating activities:
          Provision for loan
            losses...................         1,500         1,578
          Depreciation...............         2,236         1,831
          Compensation expense.......       --                 36
          Deferred compensation
            amortization.............            65            53
          Realized gains on
            securities available for
            sale, net................          (185)         (495)
          Net amortization of
            premiums and discounts...           922           729
          Dividends on Federal Home
            Loan Bank stock..........          (566)       (1,168)
          Decrease in accrued
            interest receivable,
            prepaid expenses and
            other assets.............       (11,073)       (2,087)
          Increase in accrued
            interest payable and
            other liabilities........           258         7,474
                                       ------------  ------------
               Net cash provided by
                 operating
                 activities..........         3,783        16,264
                                       ------------  ------------
Cash flows from investing activities:
     Proceeds from maturity of
      securities available for
      sale...........................       122,446        18,580
     Principal paydowns of
      mortgage-backed securities
      available for sale.............        62,629        19,493
     Proceeds from sale of securities
      available for sale.............       112,077        66,467
     Purchase of securities available
      for sale.......................      (242,438)     (153,132)
     Proceeds from sale of other real
      estate and other loan related
      assets.........................           347            43
     Net increase in loans
      receivable.....................      (158,657)     (126,277)
     Purchase of premises and
      equipment......................        (4,668)       (3,809)
                                       ------------  ------------
               Net cash used in
                 investing
                 activities..........      (108,264)     (178,635)
                                       ------------  ------------
Cash flows from financing activities:
     Net increase in
      noninterest-bearing deposits...        11,025           624
     Net (decrease) increase in time
      deposits.......................        (4,038)       83,844
     Net increase in other
      interest-bearing deposits......        68,685        87,893
     Net increase (decrease) in
      securities sold under
      repurchase agreements..........        18,512       (21,168)
     Net (decrease) increase in other
      short-term borrowings..........       (12,201)       35,386
     Net proceeds from public
      offering of common stock.......       --             19,810
     Net proceeds from exercise of
      stock options..................         1,728           338
     Retirement of Bank preferred
      stock..........................       --             (7,500)
     Payment of dividends on Bank
      preferred stock................       --               (152)
                                       ------------  ------------
               Net cash provided by
                 financing
                 activities..........        83,711       199,075
                                       ------------  ------------
Net (decrease) increase in cash and
  cash equivalents...................       (20,770)       36,704
Cash and cash equivalents at
  beginning of period................       236,979       172,863
                                       ------------  ------------
Cash and cash equivalents at end of
  period.............................  $    216,209  $    209,567
                                       ============  ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the "Company") and its wholly-owned subsidiary Southwest Bank of Texas National Association (the "Bank"). All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's financial position at June 30, 1998, the Company's results of operations and cash flows for the six-month periods ended June 30, 1998 and 1997 and the changes in shareholders' equity for the six months ended June 30, 1998. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 1997 year-end condensed consolidated balance sheet and statement of changes in shareholders' equity data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

     On April 28, 1998 the Board of Directors declared a two-for-one split of its common stock to be effected in the form of a 100% stock dividend. The common stock distributed as a result of the stock split was distributed on May 29, 1998 to shareholders of record at the close of business on May 15, 1998. All common shares and per common share amounts in the accompanying financial statements have been adjusted to give retroactive effect to the stock split.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all fiscal quarters beginning after June 15, 1999. This pronouncement is not anticipated to have a material affect on the Company's financial position, results of operations or cash flows.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

2.  EARNINGS PER COMMON SHARE:

     Earnings per common share is computed as follows:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                       --------------------  --------------------
                                         1998       1997       1998       1997
                                       ---------  ---------  ---------  ---------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income available for common
  shareholders.......................  $   5,487  $   4,605  $  10,626  $   8,277
                                       =========  =========  =========  =========
Divided by average common shares and
  common share equivalents:
     Average common shares...........     23,182     22,150     22,984     21,568
     Average common share
       equivalents...................      1,160      1,390      1,194      1,533
                                       ---------  ---------  ---------  ---------
Total average common shares and
  common
  share equivalents..................     24,342     23,540     24,178     23,101
                                       =========  =========  =========  =========
Earnings per common share:
     Basic...........................  $    0.24  $    0.21  $    0.46  $    0.38
                                       =========  =========  =========  =========
     Diluted.........................  $    0.23  $    0.20  $    0.44  $    0.36
                                       =========  =========  =========  =========


3.  SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:

     During the six months ended June 30, 1998, the Company reduced its federal income tax liability by approximately $2.1 million and recorded a corresponding increase to additional paid-in capital representing the tax benefit related to the exercise of certain stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Total assets at June 30, 1998, and December 31, 1997 were $1.90 billion, and $1.81 billion, respectively. Loans were $1.14 billion at June 30, 1998, an increase of $157.8 million or 16% from $986.2 million at December 31, 1997. This growth was a result of a strong local economy, and the Company's style of relationship banking. Deposits experienced similar growth, increasing to $1.59 billion at June 30, 1998 from $1.51 billion at December 31, 1997. Shareholders' equity was $128.4 million and $114.8 million at June 30, 1998 and December 31, 1997, respectively.

     Net income available for common shareholders was $5.5 million and $4.6 million and earnings per diluted common share was $0.23 and $0.20 for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998, net income was $10.6 million, or $0.44 per fully diluted common share, an increase of 28% and 23%, respectively over the $8.3 million or $0.36 per fully diluted common share for the first six months of 1997. This increase in net income was primarily the result of strong loan growth, maintaining strong asset quality and expense control and resulted in returns on average assets of 1.21% and 1.35% and returns on average common equity of 17.54% and 18.49% for the three months ended June 30, 1998 and 1997, respectively. Return on average assets was 1.20% and return on average common equity was 17.53% for the first six months of 1998 compared to 1.28% and 17.62%, respectively for the same period a year ago.

RESULTS OF OPERATIONS

  INTEREST INCOME

     Interest income for the three months ended June 30, 1998 was $33.9 million, an increase of $8.0 million, or 31% from the three months ended June 30, 1997. For the six months ended June 30, 1998, interest income was $65.8 million, a $17.4 million, or 36% increase from the same period a year ago. This increase in interest income is due to a $428.9 million increase in average earning assets of $1.7 billion for the three months ended June 30, 1998, a 34% increase from the same period last year.

     Interest income on loans increased $5.8 million to $24.8 million for the three months ended June 30, 1998. This was due to a $271.6 million increase in average loans outstanding during the same period. Interest income on securities increased to $8.0 million, a $2.0 million increase from the prior comparable period. This increase was attributable to a $132.9 million increase in average securities outstanding, up 34% when compared to the three months ended June 30, 1997.

     For the six months ended June 30, 1998, interest income on loans increased 32% to $47.3 million, up from $35.8 million for the same period last year. Interest income on securities increased to $15.6 million, an increase of $4.2 million or 37% from the prior period. These gains were principally related to an increase of average earning assets to $1.67 billion for the six months ended June 30, 1998, an increase of 37% from the same period last year.

  INTEREST EXPENSE.

     Interest expense on deposits and other borrowings was $14.1 million for the three months ended June 30, 1998, compared to $10.5 million for the same period in 1997. For the six months ended June 30, 1998, interest expense on deposits and other borrowings was $28.3 million compared to $19.8 million for the same period a year ago. The increase in interest expense was attributable to a $338.6 million and $359.8 million increase in average interest-bearing liabilities for the three-and six-month comparable periods. The average balance on interest-bearing liabilities was $1.26 billion and $1.24 billion, compared to $918.9 million and $879.9 million for the three-and six-month periods ended June 30, 1998 and 1997, an increase of 41%, or $341.1 million and $360.1 million, respectively.

  NET INTEREST INCOME

     Net interest income was $19.7 million for the three months ended June 30, 1998, compared with $15.4 million for the same period in 1997, an increase of 28%. For the six months ended June 30, 1998, net interest income increased 31% from the same period in 1997 to $37.5 million. The increase in net interest income during the three- and six-months ended June 30, 1998 was largely due to growth in average interest-earning assets, primarily loans.

     The net interest margin was 4.65% for the three months ended June 30, 1998, compared with 4.86% in the second quarter of 1997. The net interest margin was 4.53% for the six months ended June 30, 1998, down from 4.79% for the first six months of 1997. The decrease in the net interest margin was primarily due to a decrease in the yield on average earning assets which decreased sixteen basis points to 7.99% for the three months ended June 30, 1998, and 15 basis points to 7.95% for the six months ended June 30, 1998.

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


                                                 THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                    JUNE 30, 1998                        JUNE 30, 1997
                                          ---------------------------------    ---------------------------------
                                            AVERAGE      INTEREST   AVERAGE      AVERAGE      INTEREST   AVERAGE
                                          OUTSTANDING    EARNED/    YIELD/     OUTSTANDING    EARNED/    YIELD/
                                            BALANCE       PAID       RATE        BALANCE       PAID       RATE
                                          -----------    -------    -------    -----------    -------    -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
     Loans..............................  $ 1,102,185    $24,828      9.04%    $   830,565    $19,062      9.21%
     Securities.........................      520,976      7,996      6.16         388,044      6,081      6.29
     Federal funds sold and other.......       78,662      1,078      5.50          54,313        727      5.37
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-earning
             assets.....................    1,701,823     33,902      7.99%      1,272,922     25,870      8.15%
                                                         -------    -------                   -------    -------
Less allowance for loan losses..........      (11,324)                              (8,142)
                                          -----------                          -----------
Total earning assets, net of
  allowance.............................    1,690,499                            1,264,780
Nonearning assets.......................      127,666                               99,491
                                          -----------                          -----------
          Total assets..................  $ 1,818,165                          $ 1,364,271
                                          ===========                          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Money market and savings
       deposits.........................  $   719,040      7,323      4.09%    $   536,749      5,480      4.10%
     Certificates of deposits...........      342,493      4,426      5.18         239,794      3,162      5.29
     Repurchase agreements and borrowed
       funds............................      195,925      2,421      4.96         142,312      1,816      5.12
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-bearing
             liabilities................    1,257,458     14,170      4.52%        918,855     10,458      4.57%
                                                         -------    -------                   -------    -------
Noninterest-bearing liabilities:
     Noninterest-bearing demand
       deposits.........................      428,616                              341,299
     Other liabilities..................        6,644                                4,236
                                          -----------                          -----------
          Total liabilities.............    1,692,718                            1,264,390
Bank preferred stock....................      --                                   --
Shareholders' equity....................      125,447                               99,881
                                          -----------                          -----------
          Total liabilities and
             shareholders' equity.......  $ 1,818,165                          $ 1,364,271
                                          ===========                          ===========
Net interest income.....................                 $19,732                              $15,412
                                                         =======                              =======
Net interest spread.....................                              3.47%                                3.58%
                                                                    =======                              =======
Net interest margin.....................                              4.65%                                4.86%
                                                                    =======                              =======

                                                  SIX MONTHS ENDED                     SIX MONTHS ENDED
                                                    JUNE 30, 1998                        JUNE 30, 1997
                                          ---------------------------------    ---------------------------------
                                            AVERAGE      INTEREST   AVERAGE      AVERAGE      INTEREST   AVERAGE
                                          OUTSTANDING    EARNED/    YIELD/     OUTSTANDING    EARNED/    YIELD/
                                            BALANCE       PAID       RATE        BALANCE       PAID       RATE
                                          -----------    -------    -------    -----------    -------    -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
     Loans..............................  $ 1,052,468    $47,261      9.06%    $   789,459    $35,842      9.16%
     Securities.........................      506,848     15,562      6.19         369,492     11,358      6.20
     Federal funds sold and other.......      110,248      3,026      5.54          46,865      1,257      5.41
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-earning
             assets.....................    1,669,564     65,849      7.95%      1,205,816     48,457      8.10%
                                                         -------    -------                   -------    -------
Less allowance for loan losses..........      (11,045)                              (7,894)
                                          -----------                          -----------
Total earning assets, net of
  allowance.............................    1,658,519                            1,197,922
Nonearning assets.......................      132,213                              107,283
                                          -----------                          -----------
          Total assets..................  $ 1,790,732                          $ 1,305,205
                                          ===========                          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Money market and savings
       deposits.........................  $   698,450     14,457      4.17%    $   503,012     10,128      4.06%
     Certificates of deposits...........      345,619      8,976      5.24         234,043      6,133      5.28
     Repurchase agreements and borrowed
       funds............................      195,511      4,894      5.05         142,759      3,528      4.98
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-bearing
             liabilities................    1,239,580     28,327      4.61%        879,814     19,789      4.54%
                                                         -------    -------                   -------    -------
Noninterest-bearing liabilities:
     Noninterest-bearing demand
       deposits.........................      423,360                              325,063
     Other liabilities..................        5,534                                4,406
                                          -----------                          -----------
          Total liabilities.............    1,668,474                            1,209,283
Bank preferred stock....................      --                                     1,214
Shareholders' equity....................      122,258                               94,708
                                          -----------                          -----------
          Total liabilities and
             shareholders' equity.......  $ 1,790,732                          $ 1,305,205
                                          ===========                          ===========
Net interest income.....................                 $37,522                              $28,668
                                                         =======                              =======
Net interest spread.....................                              3.34%                                3.56%
                                                                    =======                              =======
Net interest margin.....................                              4.53%                                4.79%
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

                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 30,                         JUNE 30,
                                          -------------------------------  -------------------------------
                                                   1998 VS. 1997                    1998 VS. 1997
                                          -------------------------------  -------------------------------
                                                INCREASE (DECREASE)              INCREASE (DECREASE)
                                                      DUE TO                           DUE TO
                                          -------------------------------  -------------------------------
                                           VOLUME      RATE       TOTAL     VOLUME      RATE       TOTAL
                                          ---------  ---------  ---------  ---------  ---------  ---------
                                                               (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans...................................  $   6,234  $    (468) $   5,766  $  11,941  $    (522) $  11,419
Securities..............................      2,059       (144)     1,915      4,222        (18)     4,204
Federal funds sold and other............        331         20        351      1,700         69      1,769
                                          ---------  ---------  ---------  ---------  ---------  ---------
     Total increase (decrease) in
       interest income..................      8,624       (592)     8,032     17,863       (471)    17,392
                                          ---------  ---------  ---------  ---------  ---------  ---------
INTEREST-BEARING LIABILITIES:
Money market and savings deposits.......      1,861        (18)     1,843      3,935        394      4,329
Certificates of deposits................      1,354        (90)     1,264      2,924        (81)     2,843
Repurchase agreements and borrowed
  funds.................................        684        (79)       605      1,304         62      1,366
                                          ---------  ---------  ---------  ---------  ---------  ---------
     Total increase (decrease) in
       interest expense.................      3,899       (187)     3,712      8,163        375      8,538
                                          ---------  ---------  ---------  ---------  ---------  ---------
Increase (decrease) in net interest
  income................................  $   4,725  $    (405) $   4,320  $   9,700  $    (846) $   8,854
                                          =========  =========  =========  =========  =========  =========

  PROVISION FOR LOAN LOSSES

     The provision for loan losses was $900,000 for the three months ended June 30, 1998 as compared to $1.04 million for the three months ended June 30, 1997. The provision for loan losses was $1.5 million for the six months ended June 30, 1998 as compared to $1.6 million for the six months ended June 30, 1997. This small decrease reflects improvement in net charge-offs for the periods presented. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as the Company's loan portfolio grows and diversifies.

  NONINTEREST INCOME

     Noninterest income for the three months ended June 30, 1998 was $3.7 million, an increase of $879,000 or 31% over the same period in 1997. Noninterest income for the six months ended June 30, 1998 was $7.3 million, an increase of 43%, from $5.1 million during the comparable period in 1997. The following table presents for the periods indicated the major changes in noninterest income.

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                     --------------------  --------------------
                                       1998       1997       1998       1997
                                     ---------  ---------  ---------  ---------
                                               (DOLLARS IN THOUSANDS)
Service charges on deposit
  accounts.......................... $   1,766  $   1,482  $   3,760  $   2,836
Loan operations.....................       313        206        580        388
Investment services.................       803        524      1,575      1,032
Gain on sale of securities, net.....       177        366        185        495
Factoring fee income................       396     --            716     --
Other noninterest income............       217        215        454        377
                                     ---------  ---------  ---------  ---------
     Total noninterest income....... $   3,672  $   2,793  $   7,270  $   5,128
                                     =========  =========  =========  =========

     Except for gain on sale of securities, all categories of noninterest income for the three- and six-months ended June 30, 1998 reflect increased income compared to the three- and six-months ended June 30, 1997. The increase in noninterest income is primarily due to the increase in deposit accounts, the growth of the investment services department and the newly acquired factoring company.

     Service charges were $1.8 million for the three months ended June 30, 1998, compared to $1.5 million for the three months ended June 30, 1997, an increase of $300,000 or 20%. Service charges were $3.8 million for the six months ended June 30, 1998 compared to $2.8 million for the same period in 1997. This was an increase of $1.0 million, or 36%. The number of deposit accounts serviced increased to 47,305 at June 30, 1998 from 37,555 at June 30, 1997.

     Other changes in noninterest income were recognized in the categories of investment services and factoring fee income. For the three months ended June 30, 1998 investment services income grew to $803,000, an increase of 53% over the 1997 level. For the six months ended June 30, 1998 investment services income grew to $1.6 million or 60% from the $1.0 million level during the 1997 period. This increase is attributable to the expanding international and foreign exchange departments, as well as the continued strategic focus by the Company to increase its competitive position in providing investment services. Factoring fee income results from the recent merger of First Republic Capital Corp. and City Financial Services, Inc. Due to the merger's immateriality, prior period financial information was not restated.

  NONINTEREST EXPENSES

     For the three months ended June 30, 1998, noninterest expenses totaled $14.0 million, an increase of $3.9 million, or 39%, from $10.1 million during 1997. For the six months ended June 30, 1998 noninterest expenses totaled $26.8 million, an increase of $7.4 million, or 38%, from the same period in 1997. The increase in noninterest expenses during these periods was primarily due to salaries and employee benefits. The efficiency ratio increased to 59.8% for the three months ended June 30, 1998 from 55.3% for the comparable period in 1997. For the six months ended June 30, the efficiency ratio increased to 59.9% for 1998 from 57.4% for 1997.

     Salary and benefit expense for the three months ended June 30, 1998 was $8.4 million, an increase of $2.6 million or 44% from the three months ended June 30, 1997. Salary and benefit expense for the six months ended June 30, 1998 was $16.3 million, an increase of $5.1 million or 44% from the same period in 1997. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth. Total full-time employees at June 30, 1998 and June 30, 1997 were 646 and 494, respectively.

     Occupancy expense increased $500,000, or 32% to $2.2 million for the three months ended June 30, 1998. For the six months ended June 30, 1998, occupancy expense increased $1.1 million, or 33% from the same period a year ago to $4.4 million. Major categories within Occupancy Expense are building lease expense, depreciation expense and maintenance contract expense. Building lease expense increased to $520,000 for the three months ended June 30, 1998 from $439,000 for the same period in 1997. For the six months ended June 30, 1998, building lease expense was $1.1 million, an increase of 25%, or $218,000 from $879,000 for the first six months of 1997. This increase was a result from opening a new branch in Sugar Land, Ft. Bend County, Texas, and by increasing the rentable square feet at the corporate office. Depreciation expense was $893,000 for the three months ended June 30, 1998, an increase of 21% or $155,000 from the $738,000 level from the prior comparable period. For the six months ended June 30, 1998 depreciation expense increased $200,000, or 13%, to $1.7 million from $1.5 million in the first six months of 1997. This increase was primarily due to depreciation on equipment provided to new employees and expense related to technology upgrades throughout the Company. Maintenance contract expense for the three months ended June 30, 1998 was $253,000, a 76% or $109,000 increase from $144,000 for the same period last year. For the six months ended June 30, 1998, maintenance contract expense was $499,000. This was a $221,000, or 80% increase from the prior amount of $278,000. The Company has purchased maintenance contracts for major operating systems throughout the organization.

  INCOME TAXES

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. For the three months ended June 30, 1998, the provision for income taxes was $3.0 million, an increase of $500,000 or 20% from the $2.5 million provided for the same period in 1997. For the six months ended June 30, 1998, income tax expense was $5.8 million compared to $4.5 million during the same period in 1997.

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

FINANCIAL CONDITION

LOAN PORTFOLIO

     Total loans were $1.14 billion at June 30, 1998, an increase of $157.8 million or 16% from $986.2 million at December 31, 1997. Consistent with the Company's historically high rate of growth, this increase is believed to be the result of the Company's style of relationship banking featuring professional, attentive and responsive service to customers' needs, and focusing on commercial lending to middle market companies and private banking for individuals.

     The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 1998 and December 31, 1997:

                                              JUNE 30, 1998         DECEMBER 31, 1997
                                          ----------------------   --------------------
                                             AMOUNT      PERCENT     AMOUNT     PERCENT
                                          ------------   -------   ----------   -------
                                                     (DOLLARS IN THOUSANDS)
Commercial and industrial...............  $    516,985      45.2%  $  448,348      45.5%
Real estate.............................
     Construction and land
     development........................       187,439      16.4      128,985      13.1
     1-4 Family.........................       178,447      15.6      171,551      17.3
     Commercial owner occupied..........       151,520      13.2      132,052      13.4
     Ranchland..........................         8,180       0.7        8,384       0.9
Other...................................        12,642       1.1        8,199       0.8
Consumer................................        89,402       7.8       88,631       9.0
                                          ------------   -------   ----------   -------
Total Loans.............................  $  1,144,615     100.0%  $  986,150     100.0%
                                          ============   =======   ==========   =======

  NONPERFORMING ASSETS

     The Company's conservative lending approach has resulted in strong asset quality. Nonperforming assets were $2.4 million at June 30, 1998 compared with $3.7 million at December 31, 1997. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.21% and 0.37% at June 30, 1998 and December 31, 1997, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                        JUNE 30,    DECEMBER 31,
                                          1998          1997
                                        --------    ------------
                                         (DOLLARS IN THOUSANDS)
Nonaccrual loans.....................    $1,575        $2,724
Accruing loans 90 or more days past
due..................................       601           383
ORE and OLRA.........................       225           546
                                        --------    ------------
     Total non-performing assets.....    $2,401        $3,653
                                        ========    ============
Nonperforming assets to total loans
  and other real estate..............      0.21%         0.37%

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

     Management believes that the allowance for loan losses at June 30, 1998 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at June 30, 1998.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                         THREE MONTHS
                                             ENDED          YEAR ENDED
                                           JUNE 30,        DECEMBER 31,
                                             1998              1997
                                        ---------------    -------------
                                             (DOLLARS IN THOUSANDS)
Allowance for loan losses beginning
of period............................       $10,876           $ 7,400
Provision for loan losses............           900             3,886
Charge-offs..........................          (145)           (1,078)
Recoveries...........................            12               127
                                        ---------------    -------------
Allowance for loan losses end of
period...............................       $11,643           $10,335
                                        ===============    =============
Allowance to period-end loans........          1.02%             1.05%
Net charge-offs to average loans.....          0.05%             0.11%
Allowance to period-end nonperforming
  loans..............................        535.26%           332.64%

SECURITIES

     The amortized cost and approximate fair value of securities classified as available for sale is as follows:

                                                        JUNE 30, 1998
                                        ----------------------------------------------
                                                        GROSS UNREALIZED
                                        AMORTIZED      ------------------      FAIR
                                          COST          GAIN        LOSS      VALUE
                                        ---------      ------      ------   ----------
                                                    (DOLLARS IN THOUSANDS)
U. S. Government securities..........   $ 151,965      $  355      $ (284)  $  152,036
Mortgage-backed securities...........     326,379       1,317        (213)     327,483
Federal Reserve Bank stock...........       1,800        --          --          1,800
Federal Home Loan Bank stock.........       5,984        --          --          5,984
Other securities.....................      11,662          53        --         11,715
                                        ---------      ------      ------   ----------
     Total securities available for
       sale..........................   $ 497,790      $1,725      $ (497)  $  499,018
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
                                        =========      ======      ======   ==========

DEPOSITS

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market and time accounts. The Company relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. As of June 30, 1998, the Company had less than five percent of its deposits classified as brokered funds and does not anticipate any significant increase. Deposits provide the primary source of funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average demand deposits to average total deposits for the periods ended June 30, 1998 and December 31, 1997, was 29% and 30%, respectively.

     The average daily balances and weighted average rates paid on deposits for the three months ended June 30, 1998 and the year ended December 31, 1997, are presented below:

                                            JUNE 30, 1998            DECEMBER 31, 1997
                                        ----------------------     ----------------------
                                          AMOUNT       RATE          AMOUNT       RATE
                                        ----------   ---------     ----------   ---------
                                                     (DOLLARS IN THOUSANDS)
NOW accounts.........................   $   24,900        1.11%    $   36,944        1.73%
Regular savings......................       11,575        2.11         11,373        2.29
Premium Yield........................      412,781        4.63        278,448        4.91
Money market.........................      269,785        2.97        221,901        3.66
CD's less than $100,000..............       74,751        5.24         80,835        5.14
CD's $100,000 and over...............      248,711        5.30        198,202        5.38
IRA's & QRP's........................       19,031        5.27         17,379        5.26
                                        ----------   ---------     ----------   ---------
     Total interest-bearing
       deposits......................    1,061,534        4.31%       845,082        4.55%
                                                     =========                  =========
Noninterest-bearing deposits.........      432,855                    357,697
                                        ----------                 ----------
     Total deposits..................   $1,494,389                 $1,202,779
                                        ==========                 ==========


     The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

                                        JUNE 30, 1998    DECEMBER 31, 1997
                                        -------------    -----------------
                                              (DOLLARS IN THOUSANDS)
3 months or less.....................     $ 185,689          $ 179,422
Between 3 months and 12 months.......        68,256             79,624
Over 1 year..........................        13,793             12,684
                                        -------------    -----------------
     Total time deposits $100,000 and
       over..........................     $ 267,738          $ 271,730
                                        =============    =================

BORROWINGS

     Securities sold under repurchase agreements and other short-term borrowings, consisting of federal funds purchased and treasury, tax, and loan deposits, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                        JUNE 30,      DECEMBER 31,
                                          1998            1997
                                       ----------     ------------
                                         (DOLLARS IN THOUSANDS)
Securities sold under repurchase
  agreements:
     Average.........................  $  173,973       $129,460
     Period-end......................     174,343        155,832
     Maximum month-end balance during
       period........................     240,670        155,832
Interest rate:
     Average.........................        4.97%          4.97%
     Period-end......................        4.96%          5.02%
Other short-term borrowings:
     Average.........................  $   21,950       $ 14,843
     Period-end......................       5,042         17,243
     Maximum month-end balance during
       period........................      55,043         50,645
Interest rate:
     Average.........................        5.56%          5.60%
     Period-end......................        5.69%          6.54%

     Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the three months ended June 30, 1998, the Company's liquidity needs have primarily been met by growth in core deposits. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing securities and loan portfolios, have generally created an adequate liquidity position.

     The Company's risk-based capital ratios remain above the levels designated as "well capitalized" on June 30, 1998 with Leverage Capital, Tier 1
Risk-Based Capital and Risk-Based Capital Ratios of 6.87%, 8.95% and 9.78%, respectively.

OTHER MATTERS

     In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires than an entity recognize those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all fiscal quarters beginning after June 15, 1999. This pronouncement is not anticipated to have a material affect on the Company's financial position, results of operations or cash flows.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     On May 29, 1998, the Company issued 11,594,374 shares of its Common Stock, $1.00 par value (the "Shares") in connection with a two-for-one stock split, effectuated in the form of a 100% stock dividend, paid to shareholders of record as of May 15, 1998. The transaction was not subject to the registration requirements of the Securities Act of 1933 (the "Act"), since it was not a "sale"of securities under the Act. No brokers or underwriters were involved in connection with the transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

     (a) The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 26, 1998.

     (b) The following Class II Directors were elected for a three year term at the Annual Meeting: Ernest H. Cockrell, Paul B. Murphy, Jr., Adolph A. Pfeffer, Jr. and Michael T. Willis. The following Class I Director was elected for a two year term at the Annual Meeting: Stanley D. Stearns, Jr. The following Class II and III Directors also continued in office after the Annual Meeting: John B. Brock III, J. David Heaney, John W. Johnson, Walter E. Johnson, Wilhelmina R. Morian and Andres Palandjoglou.

     (c) (1) A total of 8,380,370 votes were cast in favor of, and 2,162 votes abstained from voting on, each Director other than Paul B. Murphy, Jr. A total of 8,380,320 votes were cast in favor of Mr. Murphy, with 2,212 votes abstaining. No votes were cast against any of the Directors.

          (2) At the Annual Meeting, the Company's shareholders also approved an amendment to the Company's 1996 Stock Option Plan (the "Amendment") to increase the number of shares of Common Stock issuable thereunder from 1,300,000 shares to 2,100,000 shares (after the two-for-one stock split described in Item 2. above), with 8,030,537 shares voting in favor of the Amendment, 293,743 shares voting against the Amendment, and 58,252 shares abstaining from voting.

          (3) At the Annual Meeting, the Company's shareholders also ratified the selection of
     PricewaterhouseCoopers LLP, the successor firm to Coopers & Lybrand L.L.P., as the Company's independent auditors for the year ending December 31, 1998. A total of 8,325,928 votes were cast in favor of such proposals with 47,654 votes being cast against the proposal and 8,950 votes abstaining from voting on the proposal.

     (d)  Not applicable.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 15.1  Awareness Letter of PricewaterhouseCoopers LLP

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


          SIGNATURE                            TITLE                          DATE
          ---------                            -----                          ----
  /s/ WALTER E. JOHNSON       Chairman of the Board and Chief           August 10, 1998
      WALTER E. JOHNSON       Executive Officer (Principal Executive
                              Officer)
  /s/ DAVID C. FARRIES        Executive Vice President,                 August 10, 1998
      DAVID C. FARRIES        Treasurer and Secretary (Principal
                              Financial Officer)
  /s/ R. JOHN McWHORTER       Vice President and Controller             August 10, 1998
      R. JOHN MCWHORTER       (Principal Accounting Officer)
