Form 10-Q
period 1998-09-30
SOUTHWEST BANCORP OF TEXAS INC
filed 1998-11-09
CIK 1027258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            ------------------------

     There were 23,215,048 shares of the Registrant's Common Stock outstanding as of the close of business on November 2, 1998.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                               INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
     Report of Independent Accountants ...............................    2
     Condensed Consolidated Balance Sheet as of September 30, 1998
      and December 31, 1997 (unaudited) ..............................    3
     Condensed Consolidated Statement of Income for the Three and
      Nine Months Ended September 30, 1998 and 1997 (unaudited) ......    4
     Condensed Consolidated Statement of Changes in Shareholders'
      Equity for the Year Ended December 31, 1997, and for the
      Nine Months Ended September 30, 1998 (unaudited) ...............    5
     Condensed Consolidated Statement of Cash Flows for the Nine
      Months Ended September 30, 1998 and 1997 (unaudited) ...........    6
     Notes to Condensed Consolidated Financial Statements (unaudited)     7
Item 2.  Management's Discussion and of Financial Condition and
          Results of Operations ......................................    9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................   23
Item 2.  Changes in Securities .......................................   23
Item 3.  Defaults upon Senior Securities .............................   23
Item 4.  Submission of Matters to a Vote of Security Holders .........   23
Item 5.  Other Information ...........................................   24
Item 6.  Exhibits and Reports on Form 8-K ............................   24
Signatures ...........................................................   25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Southwest Bancorporation of Texas, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiary (the "Company") as of September 30, 1998, the related condensed consolidated statement of income for the three- and nine-month periods ended September 30, 1998 and 1997, the condensed consolidated statement of changes in shareholders' equity for the nine-month period ended September 30, 1998 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with generally accepted accounting principles. Accordingly, we do not express such an opinion.

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

Houston, Texas
October 29, 1998

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                        SEPTEMBER 30,     DECEMBER 31,
                                            1998              1997
                                        -------------     ------------
               ASSETS
Cash and due from banks..............    $    84,363       $  104,363
Federal funds sold and other cash
equivalents..........................        113,062          132,616
                                        -------------     ------------
          Total cash and cash
              equivalents............        197,425          236,979
Securities -- available for sale.....        515,290          555,398
Loans receivable, net................      1,193,961          975,815
Premises and equipment, net..........         24,752           21,348
Accrued interest receivable..........         12,027           11,159
Prepaid expenses and other assets....         39,875            6,905
                                        -------------     ------------
          Total assets...............    $ 1,983,330       $1,807,604
                                        =============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand -- noninterest-bearing...    $   483,686       $  492,843
     Demand -- interest-bearing......         39,926           58,915
     Money market accounts...........        704,332          580,605
     Savings.........................         11,328           14,850
     Time, $100 and over.............        309,072          271,730
     Other time......................         88,700           93,398
                                        -------------     ------------
          Total deposits.............      1,637,044        1,512,341
Securities sold under repurchase
  agreements.........................        197,175          155,832
Other short-term borrowings..........          3,967           17,243
Accrued interest payable.............          1,155            1,259
Other liabilities....................          6,473            6,094
                                        -------------     ------------
          Total liabilities..........      1,845,814        1,692,769
                                        -------------     ------------
Commitments and contingencies
Shareholders' equity:
     Common stock -- $1 par value,
      50,000,000 shares authorized;
       23,215,048 and 22,370,526
      shares issued and outstanding
      at September 30, 1998 and
      December 31, 1997,
      respectively...................         23,215           22,370
     Additional paid-in capital......         41,682           38,364
     Retained earnings...............         68,839           52,333
     Accumulated other comprehensive
      income.........................          3,780            1,768
                                        -------------     ------------
          Total shareholders'
              equity.................        137,516          114,835
                                        -------------     ------------
          Total liabilities and
              shareholders' equity...    $ 1,983,330       $1,807,604
                                        =============     ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,
                                       --------------------  ---------------------
                                         1998       1997        1998       1997
                                       ---------  ---------  ----------  ---------
Interest income:
     Loans...........................  $  26,883  $  20,764  $   74,144  $  56,606
     Securities......................      8,015      6,379      23,576     17,737
     Federal funds sold and other....      1,456      2,142       4,483      3,399
                                       ---------  ---------  ----------  ---------
          Total interest income......     36,354     29,285     102,203     77,742
Interest expense on deposits and
  other borrowings...................     15,235     12,585      43,562     32,374
                                       ---------  ---------  ----------  ---------
          Net interest income........     21,119     16,700      58,641     45,368
Provision for loan losses............      1,200      1,158       2,700      2,736
                                       ---------  ---------  ----------  ---------
          Net interest income after
             provision for loan
             losses..................     19,919     15,542      55,941     42,632
                                       ---------  ---------  ----------  ---------
Other income:
     Service charges.................      1,910      1,537       5,670      4,363
     Other operating income..........      2,059      1,004       5,383      2,801
     Gain on sale of securities,
       net...........................         31         15         216        569
                                       ---------  ---------  ----------  ---------
          Total other income.........      4,000      2,556      11,269      7,733
                                       ---------  ---------  ----------  ---------
Other expenses:
     Salaries and employee
       benefits......................      9,017      6,489      25,361     17,835
     Occupancy expense...............      2,238      1,651       6,598      4,957
     Merger-related expenses.........     --          2,011          67      2,011
     Other operating expenses........      3,549      2,654       9,597      7,460
                                       ---------  ---------  ----------  ---------
          Total other expenses.......     14,804     12,805      41,623     32,263
                                       ---------  ---------  ----------  ---------
          Income before income
             taxes...................      9,115      5,293      25,587     18,102
Provision for income taxes...........      3,236      1,855       9,081      6,351
                                       ---------  ---------  ----------  ---------
          Net income before bank
             preferred stock
             dividend................      5,879      3,438      16,506     11,751
Bank preferred stock dividend........     --         --          --             36
                                       ---------  ---------  ----------  ---------
          Net income available for
             common shareholders.....  $   5,879  $   3,438  $   16,506  $  11,715
                                       =========  =========  ==========  =========
          Earnings per common share
               Basic.................  $    0.25  $    0.15  $     0.72  $    0.54
                                       =========  =========  ==========  =========
               Diluted...............  $    0.24  $    0.15  $     0.68  $    0.50
                                       =========  =========  ==========  =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      ACCUMULATED
                                          COMMON STOCK       ADDITIONAL                  OTHER            TOTAL
                                       -------------------    PAID-IN     RETAINED   COMPREHENSIVE    SHAREHOLDERS'
                                        SHARES     DOLLARS    CAPITAL     EARNINGS       INCOME          EQUITY
                                       ---------   -------   ----------   --------   --------------   -------------
BALANCE, DECEMBER 31, 1996...........  18,807,164  $18,807    $  19,132   $ 35,564       $  (88)        $  73,415
     Issuance of common stock to
       benefit plan..................      5,040         5           31                                        36
     Exercise of stock options.......    913,322       913        2,057                                     2,970
     Proceeds of public offering.....  2,645,000     2,645       17,165                                    19,810
     Redemption of Bank preferred
       stock.........................                              (177)                                     (177)
     Deferred compensation
       amortization..................                               156                                       156
     Cash dividends on preferred
       stock ($.05 per share)........                                          (36)                           (36)
     Comprehensive income:
       Net income for the year ended
          December 31, 1997..........                                       16,805                         16,805
       Net change in unrealized
          appreciation on securities
          available for sale, net
          of deferred taxes of
          ($999).....................                                                     1,856             1,856
                                                                                                      -------------
       Total comprehensive income....                                                                      18,661
                                       ---------   -------   ----------   --------   --------------   -------------
BALANCE, DECEMBER 31, 1997...........  22,370,526   22,370       38,364     52,333        1,768           114,835
     Common stock issued in
       acquisition...................    280,000       280          304                                       584
     Exercise of stock options.......    564,522       565        2,910                                     3,475
     Deferred compensation
       amortization..................                               104                                       104
     Comprehensive income:
       Net income for the nine months
          ended September 30, 1998...                                       16,506                         16,506
       Net change in unrealized
          appreciation on securities
          available for sale, net
          of deferred taxes of
          ($1,083)...................                                                     2,012             2,012
                                                                                                      -------------
       Total comprehensive income....                                                                      18,518
                                       ---------   -------   ----------   --------   --------------   -------------
BALANCE, SEPTEMBER 30, 1998..........  23,215,048  $23,215    $  41,682   $ 68,839       $3,780         $ 137,516
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

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                              NINE MONTHS
                                          ENDED SEPTEMBER 30,
                                       --------------------------
                                           1998          1997
                                       ------------  ------------
Cash flows from operating activities:
     Net income......................  $     16,506  $     11,751
     Adjustments to reconcile net
      income to net cash provided by
      operating activities:
          Provision for loan
            losses...................         2,700         2,736
          Depreciation...............         3,460         2,732
          Compensation expense.......       --                 36
          Deferred compensation
            amortization.............           104            77
          Realized gains on
            securities available for
            sale, net................          (216)         (142)
          Net amortization of
            premiums and discounts...         1,103           986
          Dividends on Federal Home
            Loan Bank stock..........          (764)       (1,752)
          Increase in accrued
            interest receivable,
            prepaid expenses and
            other assets.............       (14,594)       (2,391)
          Increase in accrued
            interest payable and
            other liabilities........         1,852         3,793
                                       ------------  ------------
               Net cash provided by
                 operating
                 activities..........        10,151        17,826
                                       ------------  ------------
Cash flows from investing activities:
     Proceeds from maturity of
      securities available for
      sale...........................       193,974        30,080
     Principal paydowns of
      mortgage-backed securities
      available for sale.............        83,425        29,820
     Proceeds from sale of securities
      available for sale.............       122,934        93,109
     Purchase of securities available
      for sale.......................      (357,253)     (238,175)
     Proceeds from sale of other real
      estate and other loan related
      assets.........................           347            27
     Net increase in loans
      receivable.....................      (220,846)     (198,239)
     Purchase of Bank-owned life
      insurance policies.............       (20,000)      --
     Purchase of premises and
      equipment......................        (6,864)       (5,157)
                                       ------------  ------------
               Net cash used in
                 investing
                 activities..........      (204,283)     (288,535)
                                       ------------  ------------
Cash flows from financing activities:
     Net (decrease) increase in
      noninterest-bearing deposits...        (9,157)       34,323
     Net increase in time deposits...        32,644       132,626
     Net increase in other
      interest-bearing deposits......       101,216       183,807
     Net increase (decrease) in
      securities sold under
      repurchase agreements..........        41,343       (11,345)
     Net decrease in other short-term
      borrowings.....................       (13,276)       (4,984)
     Net proceeds from public
      offering of common stock.......       --             19,810
     Net proceeds from exercise of
      stock options..................         1,808           390
     Retirement of Bank preferred
      stock..........................       --             (7,500)
     Payment of dividends on Bank
      preferred stock................       --               (152)
                                       ------------  ------------
               Net cash provided by
                 financing
                 activities..........       154,578       346,975
                                       ------------  ------------
Net (decrease) increase in cash and
  cash equivalents...................       (39,554)       76,266
Cash and cash equivalents at
  beginning of period................       236,979       172,863
                                       ------------  ------------
Cash and cash equivalents at end of
  period.............................  $    197,425  $    249,129
                                       ============  ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the "Company") and its wholly-owned subsidiary Southwest Bank of Texas National Association (the "Bank"). All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at September 30, 1998, the Company's consolidated results of operations for the three and nine months ended September 30, 1998 and 1997, consolidated cash flows for the nine months ended September 30, 1998 and 1997 and consolidated changes in shareholders' equity for the nine months ended September 30, 1998. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 1997 year-end condensed consolidated balance sheet and statement of changes in shareholders' equity data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all fiscal quarters beginning after June 15, 1999. This pronouncement is not anticipated to have a material effect on the Company's financial position, results of operations or cash flows.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

2.  EARNINGS PER COMMON SHARE:

     Earnings per common share is computed as follows:

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                      --------------------  --------------------
                                        1998       1997       1998       1997
                                      ---------  ---------  ---------  ---------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income available for common
  shareholders....................... $   5,879  $   3,438  $  16,506  $  11,715
                                      =========  =========  =========  =========
Divided by average common shares and
  common share equivalents:
     Average common shares...........    23,205     22,202     23,058     21,781
     Average common share
       equivalents...................     1,029      1,496      1,141      1,521
                                      ---------  ---------  ---------  ---------
Total average common shares and
  common
  share equivalents..................    24,234     23,698     24,199     23,302
                                      =========  =========  =========  =========
Earnings per common share:
     Basic........................... $    0.25  $    0.15  $    0.72  $    0.54
                                      =========  =========  =========  =========
     Diluted......................... $    0.24  $    0.15  $    0.68  $    0.50
                                      =========  =========  =========  =========

3.  SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:

     During the nine months ended September 30, 1998, the Company reduced its federal income tax liability by approximately $2.3 million and recorded a corresponding increase to additional paid-in capital representing the tax benefit related to the exercise of certain stock options.

4.  SUBSEQUENT EVENT:

     On October 20, 1998, the Company and the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fort Bend Holding Corp. ("Fort Bend"), whereby Fort Bend will merge into the Company. Ft. Bend is the parent company of Ft. Bend Federal Savings and Loan Association of Rosenberg and the majority owner of Mitchell Mortgage Co., L.L.C. of the Woodlands, Texas. The Merger Agreement, which is subject to approval of the shareholders of Fort Bend and various regulatory authorities, provides for the exchange of 1.45 shares of the Company's common shares for each share of Fort Bend common stock. At September 30, 1998, Fort Bend had total assets of approximately $327 million and total deposits of $276 million. The transaction is expected to be accounted for as a pooling of interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Total assets at September 30, 1998, and December 31, 1997 were $1.98 billion, and $1.81 billion, respectively. Gross loans were $1.21 billion at September 30, 1998, an increase of $220.0 million or 22% from $986.2 million at December 31, 1997. This growth was a result of a strong local economy, and the Company's style of relationship banking. Deposits experienced similar growth, increasing to $1.64 billion at September 30, 1998 from $1.51 billion at December 31, 1997. Shareholders' equity was $137.5 million and $114.8 million at September 30, 1998 and December 31, 1997, respectively.

     Net income available for common shareholders was $5.9 million and $3.4 million and earnings per diluted common share was $0.24 and $0.15 for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998, net income was $16.5 million, or $0.68 per diluted common share, an increase of 41% and 36%, respectively over the $11.7 million or $0.50 per diluted common share for the first nine months of 1997. During the three months ended September 30, 1997, the Company incurred approximately $2.0 million, pre-tax, in merger-related expenses and other charges in its acquisition of Pinemont Bank, which was accounted for as a pooling of interests. Increases in net income were primarily the result of strong loan growth, maintaining strong asset quality and expense control and resulted in returns on average assets of 1.21% and 0.88% and returns on average common equity of 17.81% and 12.83% for the three months ended September 30, 1998 and 1997, respectively. Return on average assets was 1.20% and return on average common equity was 17.63% for the first nine months of 1998 compared to 1.13% and 15.88%, respectively for the same period in 1997.

RESULTS OF OPERATIONS

  INTEREST INCOME

     Interest income for the three months ended September 30, 1998 was $36.4 million, an increase of $7.1 million, or 24% from the three months ended September 30, 1997. For the nine months ended September 30, 1998, interest income was $102.2 million, a $24.5 million or 31% increase from the same period in 1997. This increase in interest income is due to a $346.4 million increase in average earning assets to $1.79 billion for the three months ended September 30, 1998, a 24% increase from the same period last year.

     Interest income on loans increased $6.1 million to $26.9 million for the three months ended September 30, 1998. This was due to a $291.9 million increase in average loans outstanding over the same period in 1997. Interest income on securities increased to $8.0 million, a $1.7 million increase from the prior comparable period. This increase was attributable to a $101.6 million increase in average securities, up 25% when compared to the three months ended September 30, 1997.

     For the nine months ended September 30, 1998, interest income on loans increased 31% to $74.1 million, up from $56.6 million for the same period last year. Interest income on securities increased to $23.6 million, an increase of $5.8 million or 33% from the prior period. These gains were principally related to an increase of average earning assets to $1.71 billion for the nine months ended September 30, 1998, an increase of 33% from the same period last year.

  INTEREST EXPENSE.

     Interest expense on deposits and other borrowings was $15.2 million for the three months ended September 30, 1998, compared to $12.6 million for the same period in 1997. For the nine months ended September 30, 1998, interest expense on deposits and other borrowings was $43.6 million compared to $32.4 million for the same period in 1997. The increase in interest expense was attributable to a $270.9 million and $329.8 million increase in average interest-bearing liabilities for the three- and nine-month comparable periods.

  NET INTEREST INCOME

     Net interest income was $21.1 million for the three months ended September 30, 1998, compared with $16.7 million for the same period in 1997, an increase of 26%. For the nine months ended September 30, 1998, net interest income increased 29% from the same period in 1997 to $58.6 million. The increase in net interest income during the three- and nine-months ended September 30, 1998 was largely due to growth in average interest-earning assets, primarily loans.

     The net interest margin was 4.67% for the three months ended September 30, 1998, compared with 4.58% in the third quarter of 1997. This increase in the net interest margin was primarily due to a decrease in the cost of interest-bearing liabilities which decreased 17 basis points to 4.53% for the three months ended September 30, 1998. The net interest margin was 4.58% for the nine months ended September 30, 1998, down from 4.71% for the first nine months of 1997. This decrease was attributable to a ten basis point decrease in the yield on average interest earning assets to 7.98%, down from 8.08% for the same period last year.

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

                                                 THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                 SEPTEMBER 30, 1998                   SEPTEMBER 30, 1997
                                          ---------------------------------    ---------------------------------
                                            AVERAGE      INTEREST   AVERAGE      AVERAGE      INTEREST   AVERAGE
                                          OUTSTANDING    EARNED/    YIELD/     OUTSTANDING    EARNED/    YIELD/
                                            BALANCE       PAID       RATE        BALANCE       PAID       RATE
                                          -----------    -------    -------    -----------    -------    -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
     Loans..............................  $ 1,183,667    $26,883      9.01%    $   891,750    $20,764      9.24%
     Securities.........................      506,144      8,015      6.28         404,521      6,379      6.26
     Federal funds sold and other.......      103,827      1,456      5.56         150,929      2,142      5.63
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-earning
             assets.....................    1,793,638     36,354      8.04%      1,447,200     29,285      8.03%
                                                         -------    -------                   -------    -------
Less allowance for loan losses..........      (12,012)                              (8,841)
                                          -----------                          -----------
Total earning assets, net of
  allowance.............................    1,781,626                            1,438,359
Nonearning assets.......................      141,004                              106,386
                                          -----------                          -----------
          Total assets..................  $ 1,922,630                          $ 1,544,745
                                          ===========                          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Money market and savings
       deposits.........................  $   766,501      8,035      4.16%    $   575,072      6,099      4.21%
     Time deposits......................      366,850      4,730      5.12         348,770      4,702      5.35
     Repurchase agreements and borrowed
       funds............................      200,211      2,470      4.89         138,772      1,784      5.10
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-bearing
             liabilities................    1,333,562     15,235      4.53%      1,062,614     12,585      4.70%
                                                         -------    -------                   -------    -------
Noninterest-bearing liabilities:
     Noninterest-bearing demand
       deposits.........................      450,427                              368,505
     Other liabilities..................        7,662                                7,311
                                          -----------                          -----------
          Total liabilities.............    1,791,651                            1,438,430
Shareholders' equity....................      130,979                              106,315
                                          -----------                          -----------
          Total liabilities and
             shareholders' equity.......  $ 1,922,630                          $ 1,544,745
                                          ===========                          ===========
Net interest income.....................                 $21,119                              $16,700
                                                         =======                              =======
Net interest spread.....................                              3.51%                                3.33%
                                                                    =======                              =======
Net interest margin.....................                              4.67%                                4.58%
                                                                    =======                              =======

                                                  NINE MONTHS ENDED                     NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1998                   SEPTEMBER 30, 1997
                                          ----------------------------------    ---------------------------------
                                            AVERAGE      INTEREST    AVERAGE      AVERAGE      INTEREST   AVERAGE
                                          OUTSTANDING    EARNED/     YIELD/     OUTSTANDING    EARNED/    YIELD/
                                            BALANCE        PAID       RATE        BALANCE       PAID       RATE
                                          -----------    --------    -------    -----------    -------    -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
     Loans..............................  $ 1,096,682    $ 74,144      9.04%    $   823,923    $56,606      9.19%
     Securities.........................      506,610      23,576      6.22         381,163     17,737      6.22
     Federal funds sold and other.......      108,084       4,483      5.55          81,756      3,399      5.56
                                          -----------    --------    -------    -----------    -------    -------
          Total interest-earning
             assets.....................    1,711,376     102,203      7.98%      1,286,842     77,742      8.08%
                                                         --------    -------                   -------    -------
Less allowance for loan losses..........      (11,371)                               (8,213)
                                          -----------                           -----------
Total earning assets, net of
  allowance.............................    1,700,005                             1,278,629
Nonearning assets.......................      135,176                               107,300
                                          -----------                           -----------
          Total assets..................  $ 1,835,181                           $ 1,385,929
                                          ===========                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Money market and savings
       deposits.........................  $   721,382      22,492      4.17%    $   527,297     16,228      4.11%
     Time deposits......................      352,774      13,706      5.19         272,706     10,834      5.31
     Repurchase agreements and borrowed
       funds............................      197,095       7,364      5.00         141,416      5,312      5.02
                                          -----------    --------    -------    -----------    -------    -------
          Total interest-bearing
             liabilities................    1,271,251      43,562      4.58%        941,419     32,374      4.60%
                                                         --------    -------                   -------    -------
Noninterest-bearing liabilities:
     Noninterest-bearing demand
       deposits.........................      432,479                               338,971
     Other liabilities..................        6,254                                 6,115
                                          -----------                           -----------
          Total liabilities.............    1,709,984                             1,286,505
Bank preferred stock....................      --                                        805
Shareholders' equity....................      125,197                                98,619
                                          -----------                           -----------
          Total liabilities and
             shareholders' equity.......  $ 1,835,181                           $ 1,385,929
                                          ===========                           ===========
Net interest income.....................                 $ 58,641                              $45,368
                                                         ========                              =======
Net interest spread.....................                               3.40%                                3.48%
                                                                     =======                              =======
Net interest margin.....................                               4.58%                                4.71%
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

                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                          -------------------------------  -------------------------------
                                                   1998 VS. 1997                    1998 VS. 1997
                                          -------------------------------  -------------------------------
                                                INCREASE (DECREASE)              INCREASE (DECREASE)
                                                      DUE TO                           DUE TO
                                          -------------------------------  -------------------------------
                                           VOLUME      RATE       TOTAL     VOLUME      RATE       TOTAL
                                          ---------  ---------  ---------  ---------  ---------  ---------
                                                               (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans...................................  $   6,797  $    (678) $   6,119  $  18,739  $  (1,201) $  17,538
Securities..............................      1,603         33      1,636      5,838          1      5,839
Federal funds sold and other............       (669)       (17)      (686)     1,095        (11)     1,084
                                          ---------  ---------  ---------  ---------  ---------  ---------
     Total increase (decrease) in
       interest income..................      7,731       (662)     7,069     25,672     (1,211)    24,461
                                          ---------  ---------  ---------  ---------  ---------  ---------
INTEREST-BEARING LIABILITIES:
Money market and savings deposits.......      2,031        (95)     1,936      5,973        291      6,264
Time deposits...........................        244       (216)        28      3,181       (309)     2,872
Repurchase agreements and borrowed
  funds.................................        790       (104)       686      2,091        (39)     2,052
                                          ---------  ---------  ---------  ---------  ---------  ---------
     Total increase (decrease) in
       interest expense.................      3,065       (415)     2,650     11,245        (57)    11,188
                                          ---------  ---------  ---------  ---------  ---------  ---------
Increase (decrease) in net interest
  income................................  $   4,666  $    (247) $   4,419  $  14,427  $  (1,154) $  13,273
                                          =========  =========  =========  =========  =========  =========

  PROVISION FOR LOAN LOSSES

     The provision for loan losses was $1.20 million for the three months ended September 30, 1998 as compared to $1.16 million for the three months ended September 30, 1997. The provision for loan losses was $2.70 million for the nine months ended September 30, 1998 as compared to $2.74 million for the nine months ended September 30, 1997. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management constantly reviews the Company's loan loss allowance policy as its loan portfolio grows and diversifies. (See Loan Review and Allowance for Loan Losses.)

  NONINTEREST INCOME

     Noninterest income for the three months ended September 30, 1998 was $4.0 million, an increase of $1.4 million or 56% over the same period in 1997. Noninterest income for the nine months ended September 30, 1998 was $11.3 million, an increase of 46%, from $7.7 million during the comparable period in 1997. The following table presents for the periods indicated the major changes in noninterest income.

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                      --------------------  --------------------
                                        1998       1997       1998       1997
                                      ---------  ---------  ---------  ---------
                                                (DOLLARS IN THOUSANDS)
Service charges on deposit
  accounts..........................  $   1,910  $   1,537  $   5,670  $   4,363
Loan operations.....................        339        197        919        584
Investment services.................        934        631      2,509      1,663
Gain on sale of securities, net.....         31         15        216        569
Factoring fee income................        508     --          1,224     --
Other noninterest income............        278        176        731        554
                                      ---------  ---------  ---------  ---------
     Total noninterest income.......  $   4,000  $   2,556  $  11,269  $   7,733
                                      =========  =========  =========  =========

     Except for gain on sale of securities, all categories of noninterest income for the three- and nine-months ended September 30, 1998 reflect increased income compared to the three- and nine-months ended September 30, 1997. The increase in noninterest income is primarily due to the increase in deposit accounts, the growth of the investment services department and the acquired factoring company.

     Service charges were $1.9 million for the three months ended September 30, 1998, compared to $1.5 million for the three months ended September 30, 1997, an increase of $400,000 or 27%. Service charges were $5.7 million for the nine months ended September 30, 1998 compared to $4.4 million for the same period in 1997. This was an increase of $1.3 million, or 30%. The number of deposit accounts serviced increased to 42,831 at September 30, 1998 from 38,651 at September 30, 1997.

     Other changes in noninterest income were recognized in the categories of investment services and factoring fee income. For the three months ended September 30, 1998 investment services income grew to $934,000, an increase of 48% over the 1997 level. For the nine months ended September 30, 1998 investment services income grew to $2.5 million or 51% over the $1.7 million level during the 1997 period. These increases are attributable to the expanding international and foreign exchange departments, as well as the continued strategic focus by the Company to increase its competitive position in providing investment services. Factoring fee income results from the recent acquisitions of First Republic Capital Corp. and City Financial Services, Inc. Due to the acquisitions' immateriality, prior period financial information was not restated.

  NONINTEREST EXPENSES

     For the three months ended September 30, 1998, noninterest expenses totaled $14.8 million, an increase of $2.0 million, or 16%, from $12.8 million including merger-related expenses and other charges of approximately $2.0 million (the "special charge") during 1997. For the nine months ended September 30, 1998 noninterest expenses totaled $41.6 million, an increase of $9.4 million, or 29%, from the same period in 1997. The increase in noninterest expenses during these periods was primarily due to salaries and employee benefits. The efficiency ratio decreased to 58.9% for the three months ended September 30, 1998 from 66.5% for the comparable period in 1997. For the nine months ended September 30, the efficiency ratio decreased to 59.5% for 1998 from 60.8% for 1997.

     Salary and benefit expense for the three months ended September 30, 1998 was $9.0 million, an increase of $2.5 million or 39% from the three months ended September 30, 1997. Salary and benefit expense for the nine months ended September 30, 1998 was $25.4 million, an increase of $7.5 million or 42% from the same period in 1997. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth. Total full-time employees at September 30, 1998 and September 30, 1997 were 661 and 528, respectively.

     Occupancy expense increased $587,000, or 36% to $2.2 million for the three months ended September 30, 1998. For the nine months ended September 30, 1998, occupancy expense increased $1.6 million, or 33% from the same period a year ago to $6.6 million. Major categories within occupancy expense are building lease expense, depreciation expense and maintenance contract expense. Building lease expense increased to $573,000 for the three months ended September 30, 1998 from $465,000 for the same period in 1997. For the nine months ended September 30, 1998, building lease expense was $1.7 million, an increase of 31%, or $400,000 from $1.3 million for the first nine months of 1997. This increase resulted from opening a new branch in Sugar Land, Ft. Bend County, Texas, and from increasing the rentable square feet at the corporate office by approximately 21,000 square feet to accommodate the Company's growth. Depreciation expense was $940,000 for the three months ended September 30, 1998, an increase of 30% or $215,000 from the $725,000 level from the prior comparable period. For the nine months ended September 30, 1998 depreciation expense increased $500,000, or 23%, to $2.7 million from $2.2 million in the first nine months of 1997. This increase was primarily due to depreciation on equipment provided to new employees and expense related to technology upgrades throughout the Company. Maintenance contract expense for the three months ended September 30, 1998 was $237,000, a 6% or $13,000 increase from $224,000 for the same period last year. For the nine months ended September 30, 1998, maintenance contract expense was $736,000. This was a $234,000, or 47% increase from the prior amount of $502,000. The Company has purchased maintenance contracts for major operating systems throughout the organization.

  INCOME TAXES

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers' salaries, less interest income from federal securities. For the three months ended September 30, 1998, the provision for income taxes was $3.2 million, an increase of $1.4 million or 74% from the $1.9 million provided for the same period in 1997. For the nine months ended September 30, 1998, income tax expense was $9.1 million compared to $6.4 million during the same period in 1997.

FINANCIAL CONDITION

LOAN PORTFOLIO

     Total gross loans were $1.21 billion at September 30, 1998, an increase of $220.0 million or 22% from $986.2 million at December 31, 1997. Consistent with the Company's historically high rate of growth, this increase is believed to be the result of the Company's style of relationship banking featuring professional, attentive and responsive service to customers' needs, and focusing on commercial lending to middle market companies and private banking for individuals.

     The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 1998 and December 31, 1997:

                                            SEPTEMBER 30, 1998      DECEMBER 31, 1997
                                          ----------------------   --------------------
                                             AMOUNT      PERCENT     AMOUNT     PERCENT
                                          ------------   -------   ----------   -------
                                                     (DOLLARS IN THOUSANDS)
Commercial and industrial...............  $    557,804      46.2%  $  448,348      45.5%
Real estate.............................
     Construction and land
     development........................       195,688      16.2      128,985      13.1
     1-4 Family.........................       184,575      15.3      171,551      17.3
     Commercial owner occupied..........       150,869      12.5      132,052      13.4
     Ranchland..........................         8,042       0.7        8,384       0.9
Other...................................        14,048       1.2        8,199       0.8
Consumer................................        95,077       7.9       88,631       9.0
                                          ------------   -------   ----------   -------
Total gross loans.......................  $  1,206,103     100.0%  $  986,150     100.0%
                                          ============   =======   ==========   =======

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

     Loans are collateralized by single-family residential real estate generally have been originated in amounts of no more than 90% of appraised value. The Company requires mortgage title insurance and hazard insurance in the amount of the loan. Although the contractual loan payment periods for single-family residential real estate loans are generally for a three to seven year period, such loans often remain outstanding for significantly shorter periods than their contractual terms.

     Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans
(collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan.

     The contractual maturity ranges of the commercial and industrial and real estate construction loan portfolio and the amount of such loans with fixed interest rates and floating rates in each maturity range as of September 30, 1998 are summarized in the following table:

                                                        AFTER ONE      AFTER
                                           ONE YEAR      THROUGH       FIVE
                                           OR LESS     FIVE YEARS      YEARS      TOTAL
                                          ----------   -----------   ---------  ----------
                                                       (DOLLARS IN THOUSANDS)
Commercial and industrial...............  $  346,999    $ 179,875    $  30,930  $  557,804
Real estate construction................     108,708       79,345        7,635     195,688
                                          ----------   -----------   ---------
Total...................................  $  455,707    $ 259,220    $  38,565  $  753,492
                                          ==========   ===========   =========  ==========
Loans with a fixed interest rate........  $  127,974    $  73,749    $  10,600  $  212,323
Loans with a floating interest rate.....     327,733      185,471       27,965     541,169
                                          ----------   -----------   ---------  ----------
Total...................................  $  455,707    $ 259,220    $  38,565  $  753,492
                                          ==========   ===========   =========  ==========

  LOAN REVIEW AND ALLOWANCE FOR LOAN LOSSES

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

     Historically, Houston has been affected by the state of the energy business, but since the mid 1980's the economic impact has been reduced by a combination of increased industry diversification and less reliance on debt to finance expansion. Nevertheless, slowdowns in the industry caused by declining oil prices continue to affect the Houston economy. When energy prices drop, as they have in the last 12 months, it is the Company's practice to review and adjust underwriting standards with respect to companies affected by oil and gas price volatility, and to continuously monitor existing credit exposure to companies which are impacted by this price volatility. To date, the Company has not deemed it necessary to increase its allowance for loan losses due to conditions in this industry but no assurance can be given that such an increase in the allowance will not be necessary in the future.

     The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security and the evaluation of its loan portfolio by the loan review function. Charge-offs occur when loans are deemed to be uncollectible.

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

     Management believes that the allowance for loan losses at September 30, 1998 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at September 30, 1998.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                          NINE MONTHS
                                             ENDED          YEAR ENDED
                                         SEPTEMBER 30,     DECEMBER 31,
                                             1998              1997
                                        ---------------    -------------
                                             (DOLLARS IN THOUSANDS)
Allowance for loan losses beginning
of period............................       $10,335           $ 7,400
Provision for loan losses............         2,700             3,886
Charge-offs..........................          (990)           (1,078)
Recoveries...........................            97               127
                                        ---------------    -------------
Allowance for loan losses end of
period...............................       $12,142           $10,335
                                        ===============    =============
Allowance to period-end loans........          1.01%             1.05%
Net charge-offs to average loans.....          0.11%             0.11%
Allowance to period-end nonperforming
  loans..............................        697.42%           332.64%

     The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The majority of the unallocated portion below represents management's estimates of the amounts needed to cover economic and portfolio trends, commitments, etc. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                          SEPTEMBER 30, 1998         DECEMBER 31, 1997
                                        ----------------------     ----------------------
                                                   PERCENT OF                 PERCENT OF
                                                    LOANS TO                   LOANS TO
                                        AMOUNT     TOTAL LOANS     AMOUNT     TOTAL LOANS
                                        -------    -----------     -------    -----------
Balance of allowance for loan losses
  applicable to:
     Commercial and industrial.......   $   217       46.20%       $   922        45.5%
Real estate:
     Construction and loan
       development...................     --           16.2             25        13.1
     1-4 family residential..........        15        15.3          --           17.3
     Commercial owner occupied.......     --           12.5          --           13.4
     Farmland........................     --            0.7          --            0.9
     Other...........................     --            1.2          --            0.8
Consumer.............................        73         7.9             38         9.0
Unallocated..........................    11,837       --             9,350       --
                                        -------    -----------     -------    -----------
          Total allowance for loan
          losses.....................   $12,142       100.0%       $10,335       100.0%
                                        =======    ===========     =======    ===========

  NONPERFORMING ASSETS

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

     Nonperforming assets were $2.3 million at September 30, 1998 compared with $3.7 million at December 31, 1997. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.19% and 0.37% at September 30, 1998 and December 31, 1997, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                        SEPTEMBER 30,     DECEMBER 31,
                                             1998             1997
                                        --------------    ------------
                                            (DOLLARS IN THOUSANDS)
Nonaccrual loans.....................       $1,549           $2,724
Accruing loans 90 or more days past
due..................................          192              383
ORE and OLRA.........................          575              546
                                        --------------    ------------
     Total nonperforming assets......       $2,316           $3,653
                                        ==============    ============
Nonperforming assets to total loans
  and other real estate..............         0.19%            0.37%

  SECURITIES

     At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax as a component of accumulated other comprehensive income until realized. Gains and losses on sales of securities are determined using the specific-identification method. Since December 31, 1995, the Company has classified all securities as available for sale. This allows the Company to manage its investment portfolio more effectively and to enhance the average yield on the portfolio.

     The amortized cost and approximate fair value of securities classified as available for sale is as follows:

                                                      SEPTEMBER 30, 1998
                                        ----------------------------------------------
                                                        GROSS UNREALIZED
                                        AMORTIZED      ------------------      FAIR
                                          COST          GAIN        LOSS      VALUE
                                        ---------      ------      ------   ----------
                                                    (DOLLARS IN THOUSANDS)
U. S. Government securities..........   $ 130,263      $  894      $  (36)  $  131,121
Mortgage-backed securities...........     370,039       5,134        (275)     374,898
Federal Reserve Bank stock...........       1,869        --          --          1,869
Federal Home Loan Bank stock.........       6,181        --          --          6,181
Other securities.....................       1,124          97        --          1,221
                                        ---------      ------      ------   ----------
     Total securities available for
       sale..........................   $ 509,476      $6,125      $ (311)  $  515,290
                                        =========      ======      ======   ==========
                                                      DECEMBER 31, 1997
                                        ----------------------------------------------
                                                        GROSS UNREALIZED
                                        AMORTIZED      ------------------      FAIR
                                          COST          GAIN        LOSS      VALUE
                                        ---------      ------      ------   ----------
                                                    (DOLLARS IN THOUSANDS)
U. S. Government securities..........   $ 163,230      $  536      $   (4)  $  163,762
Mortgage-backed securities...........     323,434       2,275        (151)     325,558
Federal Reserve Bank stock...........       1,791        --          --          1,791
Federal Home Loan Bank stock.........      37,942        --          --         37,942
Other securities.....................      26,281          64        --         26,345
                                        ---------      ------      ------   ----------
     Total securities available for
       sale..........................   $ 552,678      $2,875      $ (155)  $  555,398
                                        =========      ======      ======   ==========

     Securities totaled $515.3 million at September 30, 1998, a decrease of $40.1 million from $555.4 million at December 31, 1997. The yield on the securities portfolio for the nine months ended September 30, 1998 was 6.23% while the yield was 5.97% in 1997.

     The Company has no mortgage-backed securities that have been issued by non-agency entities. Included in the Company's mortgage-backed securities at September 30, 1998 were $233.4 million in agency issued collateral mortgage obligations.

     At September 30, 1998, 75.0% of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At September 30, 1998, approximately $70.0 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly were less susceptible to declines in value should interest rates increase.

     The following table summarizes the contractual maturity of investments (including securities, federal funds sold and interest-bearing deposits) and their weighted average yields at September 30, 1998. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated shareholders' equity.

                                                                          SEPTEMBER 30, 1998
                                       -----------------------------------------------------------------------------------------
                                                               AFTER ONE          AFTER FIVE
                                                               YEAR BUT            YEARS BUT
                                            WITHIN              WITHIN              WITHIN
                                           ONE YEAR           FIVE YEARS           TEN YEARS        AFTER TEN YEARS
                                       -----------------   -----------------   -----------------   -----------------
                                        AMOUNT     YIELD    AMOUNT     YIELD    AMOUNT     YIELD    AMOUNT     YIELD     TOTAL
                                       ---------   -----   ---------   -----   ---------   -----   ---------   -----   ---------
                                                                        (DOLLARS IN THOUSANDS)
U.S. Government
  securities.........................  $  40,738   6.19 %  $  59,525   6.01 %  $  30,000   6.44 %  $  --        --     $ 130,263
Mortgage-backed
  securities.........................        320   6.29       32,314   6.74       60,057   6.44      277,348   6.41      370,039
Federal Reserve Bank
  stock..............................      1,869   6.00       --        --        --        --        --        --         1,869
Federal Home Loan Bank stock.........      6,181   6.00       --        --        --        --        --        --         6,181
Other securities.....................         52   5.01          206   7.90          558   7.24          308   8.08        1,124
Federal funds sold...................    112,883   5.61       --        --        --        --        --        --       112,883
Interest-bearing deposits............        179   5.58       --        --        --        --        --        --           179
                                       ---------   -----   ---------   -----   ---------   -----   ---------   -----   ---------
    Total investments................  $ 162,222   5.78 %  $  92,045   6.27 %  $  90,615   6.44 %  $ 277,656   6.41 %  $ 622,538
                                       =========   =====   =========   =====   =========   =====   =========   =====   =========

                                       YIELD
                                       -----
U.S. Government
  securities.........................  6.17 %
Mortgage-backed
  securities.........................  6.45
Federal Reserve Bank
  stock..............................  6.00
Federal Home Loan Bank stock.........  6.00
Other securities.....................  7.49
Federal funds sold...................  5.61
Interest-bearing deposits............  5.58
                                       -----
    Total investments................  6.23 %
                                       =====

  PREPAID EXPENSES AND OTHER ASSETS

     Total prepaid expenses and other assets were $39.9 million at September 30, 1998, an increase of $33.0 from $6.9 million at December 31, 1997. This increase is primarily attributable to the purchase of Bank-owned life insurance policies with a cash value of approximately $20 million at September 30, 1998 and the acquisition of two factoring companies during the first quarter of 1998. On February 5, 1998, the Bank acquired First Republic Capital Corp. and City Financial Services, Inc., two related commercial finance companies. These companies specialize in providing operating funds to businesses by converting their accounts receivable to cash. The transaction, which resulted in the exchange of 280,000 shares of the Company's common shares for all of the outstanding stock of First Republic Capital Corp. and City Financial Services, Inc., has been accounted for as a pooling of interests, although historical financial statements have not been restated due to immateriality. Factored receivables outstanding at September 30, 1998 were approximately $7.8 million.

  DEPOSITS

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market and time accounts. The Company relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. As of September 30, 1998, the Company had less than four percent of its deposits classified as brokered funds and does not anticipate any significant increase. Deposits provide the primary source of funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average demand deposits to average total deposits for the periods ended September 30, 1998 and December 31, 1997, was 29% and 30%, respectively.

     The average daily balances and weighted average rates paid on deposits for the nine months ended September 30, 1998 and the year ended December 31, 1997, are presented below:

                                          SEPTEMBER 30, 1998           DECEMBER 31, 1997
                                        -----------------------     -----------------------
                                          AVERAGE                     AVERAGE
                                        OUTSTANDING                 OUTSTANDING
                                          BALANCE       RATE          BALANCE       RATE
                                        -----------   ---------     -----------   ---------
                                                      (DOLLARS IN THOUSANDS)
NOW accounts.........................   $    22,452        1.10%    $    36,944        1.73%
Regular savings......................        11,575        2.07          11,373        2.29
Premium Yield........................       419,018        4.84         278,448        4.91
Money market.........................       268,338        3.46         221,901        3.66
CD's less than $100,000..............        75,763        5.07          80,835        5.14
CD's $100,000 and over...............       258,395        5.22         198,202        5.38
IRA's & QRP's........................        18,615        5.35          17,379        5.26
                                        -----------   ---------     -----------   ---------
     Total interest-bearing
       deposits......................     1,074,156        4.51%        845,082        4.55%
                                                      =========                   =========
Noninterest-bearing deposits.........       432,479                     357,697
                                        -----------                 -----------
     Total deposits..................   $ 1,506,635                 $ 1,202,779
                                        ===========                 ===========

     The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

                                        SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                        ------------------    -----------------
                                                (DOLLARS IN THOUSANDS)
3 months or less.....................        $197,155             $ 179,422
Between 3 months and 6 months........          51,619                38,902
Between 6 months and 1 year..........          45,444                40,722
Over 1 year..........................          14,854                12,684
                                        ------------------    -----------------
     Total time deposits $100,000 and
       over..........................        $309,072             $ 271,730
                                        ==================    =================

  BORROWINGS

     Securities sold under repurchase agreements and other short-term borrowings, consisting of federal funds purchased and treasury, tax, and loan deposits, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                        SEPTEMBER 30,      DECEMBER 31,
                                            1998               1997
                                        -------------      ------------
                                            (DOLLARS IN THOUSANDS)
Securities sold under repurchase
  agreements:
     Average.........................     $ 179,184          $129,460
     Period-end......................       197,175           155,832
     Maximum month-end balance during
       period........................       240,670           155,832
Interest rate:
     Average.........................          4.91%             4.97%
     Period-end......................          4.99%             5.02%
Other short-term borrowings:
     Average.........................     $  17,424          $ 14,843
     Period-end......................         3,967            17,243
     Maximum month-end balance during
       period........................        55,043            50,645
Interest rate:
     Average.........................          5.51%             5.60%
     Period-end......................          5.31%             6.54%

     Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the three months ended September 30, 1998, the Company's liquidity needs have primarily been met by growth in core deposits. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing securities and loan portfolios, have generally created an adequate liquidity position.

     The Company's risk-based capital ratios including Leverage Capital, Tier 1 Risk-Based Capital and the Total Risk-Based Capital Ratio were 6.88%, 8.95% and 9.77%, respectively, at September 30, 1998.

YEAR 2000

     With the new millennium approaching, organizations are examining their computer systems to ensure they are year 2000 compliant. The issue, in simple terms, is that many existing computer systems use only two numbers to identify a year in the date field with the assumption that the first two digits are always
19. As the century is implied in the date, on January 1, 2000, computers that are not year 2000 compliant will assume the year is 1900. Systems that calculate, compare, or sort using the incorrect date will cause erroneous results, ranging from system malfunctions to incorrect or incomplete transaction processing. If not remedied, potential risks include business interruption or shutdown, financial loss, reputation loss, and/or legal liability.

     The Company has undertaken a firm wide initiative to address the year 2000 issue and has developed a comprehensive plan to prepare, as appropriate, our computer systems and facilities.

     We have completed a thorough education and awareness initiative and an inventory and assessment of our technology and application portfolio to understand the scope of the year 2000 impact at the Company. We presently are renovating and testing these technologies and applications in partnership with external consulting and software development organizations, as well as with year 2000 tool providers. We are on target with our plan to substantially complete renovation, testing, and validation of our key systems by year-end 1998.

     Our efforts also focus on developing appropriate policies or risk mitigation actions to address year 2000 related failures prior to the millennium due to reliance on internal or external dependencies. We are working with key external parties, including customers, counterparties, vendors, exchanges, depositories, utilities, suppliers, agents, and regulatory agencies, to stem the potential risks the year 2000 problem poses to us and to the global financial community. The failure of external parties to resolve their own year 2000 issues in a timely manner could result in material financial risks to the Company. For potential failure scenarios where the risk to the Company is deemed significant and where such risk is considered to have a higher probability of occurrence, we have developed business recovery/contingency plans. These plans define the infrastructure that should be put in place for managing a failure during the millennium event itself.

     Costs to prepare our systems for the year 2000 are estimated at approximately $4.0 million, for internal systems renovation and testing, testing equipment, and both internal and external resources working on the project. Through September 30, 1998, costs incurred are approximated at $1.7 million.

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

     On October 20, 1998, the Company and the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fort Bend Holding Corp. ("Fort Bend"), whereby Fort Bend will merge into the Company. Ft. Bend is the parent company of Ft. Bend Federal Savings and Loan Association of Rosenberg and the majority owner of Mitchell Mortgage Co., L.L.C. of the Woodlands, Texas. The Merger Agreement, which is subject to approval of the shareholders of Fort Bend and various regulatory authorities, provides for the exchange of 1.45 shares of the Company's common shares for each share of Fort Bend common stock. At September 30, 1998, Fort Bend had total assets of approximately $327 million and total deposits of $276 million. The transaction is expected to be accounted for as a pooling of interests.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None

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

    SIGNATURE                         TITLE                         DATE
------------------    -------------------------------------   -----------------
WALTER E. JOHNSON     Chairman of the Board and Chief         November 9, 1998
WALTER E. JOHNSON     Executive Officer (Principal
                      Executive Officer)
DAVID C. FARRIES      Executive Vice President,               November 9, 1998
DAVID C. FARRIES      Treasurer and Secretary (Principal
                      Financial Officer)
R. JOHN McWHORTER     Senior Vice President and Controller    November 9, 1998
R. JOHN MCWHORTER     (Principal Accounting Officer)