Form 10-K
period 1998-12-31
SOUTHWEST BANCORP OF TEXAS INC
filed 1999-03-08
CIK 1027258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                            ------------------------

     There were 23,411,791 shares of the Registrant's Common Stock outstanding as of the close of business on February 19, 1999. The aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $275 million (based upon the closing price of $14 1/4 on February 19, 1999, as reported on the NASDAQ National Market System).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement relating to the 1999 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 1998, are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Southwest Bancorporation of Texas, Inc. (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate,"
"intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: (a) the effects of future economic conditions on the Company and its customers; (b) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (c) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (d) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and (e) the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities and technological changes, including "Year 2000" data systems compliance issues, are more difficult or expensive than anticipated. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

THE COMPANY

     The Company was incorporated as a business corporation under the laws of the State of Texas on March 28, 1996, for the purpose of serving as a bank holding company for Southwest Bank of Texas National Association (the "Bank"). The holding company formation was consummated and the Company acquired all of the outstanding shares of capital stock of the Bank as of the close of business on June 30, 1996. Based upon total assets as of December 31, 1998, the Company ranks as the largest independent bank holding company headquartered in the metropolitan Houston area. The Company's headquarters are located at 4400 Post Oak Parkway, Houston, Texas 77027, and its telephone number is (713) 235-8800.

     The Company provides an array of sophisticated products typically found only in major regional banks. These services are provided to middle market businesses in the metropolitan Houston area through seventeen full service banking facilities. Each banking office has seasoned management with significant lending experience who exercises substantial autonomy over credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized management approach, coupled with the continuity of service by the same staff members, enables the Company to develop long-term customer relationships, maintain high quality service and provide quick responses to customer needs. The Company believes that its emphasis on local relationship banking, together with its conservative approach to lending and resultant strong asset quality, are important factors in the success and the growth of the Company.

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

     The Company has a three-part strategy for growth. First, the Company will continue to actively target the "middle market" and private banking customers in Houston for loan and deposit opportunities as it has successfully done for the past nine years. The "middle market" is generally characterized by privately owned companies having annual revenues ranging from $1 million to $250 million and borrowings ranging from $50,000 to $10 million, but primarily in the $150,000 to $5 million range. Typical middle market customers seek a relationship with a local independent bank that is sensitive to their needs and understands their business philosophy. These customers desire a long-term relationship with a decision-making loan officer who is responsive and experienced and has ready access to a bank's senior management. In implementing this part of its strategy, the Company continues to explore opportunities (i) to solidify its existing customer relationships and build new customer relationships by providing new services required by its middle market customers and (ii) to expand its base of services in the professional and executive market to meet the demands of that sector.

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

THE BANK

     The Bank, a national banking association, was chartered in January 1982 and commenced business operations in October 1982. In July 1989, the Bank hired as its President and Chief Executive Officer, Walter E. Johnson who had worked in the banking industry for over 30 years. From 1972 to 1988 Mr. Johnson had been president of Allied Bank of Texas, a premier Houston middle market lender whose total assets approached $4 billion at the time it was acquired by First Interstate Bancorp in 1988. Mr. Johnson improved the Bank's credit review practices and lending policies and assembled an experienced team of loan officers, consisting primarily of individuals with whom he had worked at Allied Bank of Texas and First Interstate Bank. The Bank's 74 senior loan officers average more than 15 years of lending experience in the metropolitan Houston area.

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

     The Bank maintains a staff of professional treasury management marketing officers who consult with middle market companies to design custom cost-effective cash management systems. The Bank offers a full product line of cash concentration, disbursement and automated information reporting services comparable to those offered by any major regional bank. Through the Bank's continued investment in new technology and people, the Bank has been able to attract some of Houston's largest middle market companies to utilize the Bank's treasury management products. The Bank has also been able to attract new loan customers through use of the Bank's treasury management products, such as an image-based lock box service and controlled disbursement and sweep products, which allow borrowers to minimize interest expense and convert excess operating funds into interest income. Through the use of an interactive terminal or personal computer, the Bank's STAR system provides customers with instant access to all bank account information with multiple intraday updates. The Bank makes business communication more efficient through Electronic Data Interchange ("EDI"), which is an inter-organizational computer-to-computer exchange of business documentation in a standard computer-processable format. Through the use of EDI and electronic payments, the Bank can provide the customer with a paperless funds management system. Positive Pay, a service under which the Bank only pays checks listed on a legitimate "company issue" file, is another product which helps prevent check fraud. The Bank's average commercial customer uses five treasury management services. Because these services help customers improve their treasury operations and achieve new efficiencies in cash management, they are extremely useful in building and maintaining long-term relationships.

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

EMPLOYEES

     As of December 31, 1998, the Company had 702 full-time employees, 241 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time employees. The Company has also provided most of its employees with the benefit of Common Stock ownership through the Company's contributions to a 401(k) plan, in which 548 of its employees are currently participating. The Company considers its relations with its employees to be excellent.

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

     RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES AND INSIDERS. The Bank is subject to certain federal statutes limiting transactions with the Company and its nonbanking affiliates. Section 23A of the Federal Reserve Act affects loans or other credit extensions to asset purchases with and investments in affiliates of the Bank. Such transactions with the Company or any of its nonbanking subsidiaries are limited in amount to ten percent of the Bank's capital and surplus and, with respect to the Company and all of its nonbanking subsidiaries together, to an aggregate of twenty percent of the Bank's capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts.

     In addition, Section 23B of the Federal Reserve Act requires that certain transactions between the Bank, including its subsidiaries, and its affiliates must be on terms substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. In the absence of such comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated persons. The Bank is also subject to certain prohibitions against any advertising that indicates the Bank is responsible for the obligations of its affiliates. The Bank does not have any nonbanking affiliates as of the date of this Annual Report.

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

     PROMPT CORRECTIVE ACTION. In addition to the capital adequacy guidelines, FDICIA requires the OCC to take "prompt corrective action" with respect to any national bank which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well capitalized" to "critically undercapitalized," which authorize, and in certain cases require, the OCC to take certain specified supervisory action. Under regulations implemented under FDICIA, a national bank is considered well capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A national bank is considered adequately capitalized if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage capital ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of an undercapitalized institution. A national bank is considered undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). A significantly undercapitalized institution is one which has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A critically undercapitalized institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.

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

     As of December 31, 1998, the Bank met the capital requirements of an "adequately-capitalized" institution.

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

     Because the Company is a legal entity separate and distinct from its subsidiary, its right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of the Bank, the claims of depositors and other general or subordinated creditors of the Bank are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

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

     In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its total consolidated average assets. Bank holding companies must maintain a minimum leverage ratio of at least 3.0%, although most organizations are expected to maintain leverage ratios that are 100 to 200 basis points above this minimum ratio.

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

     IMPOSITION OF LIABILITY FOR UNDERCAPITALIZED SUBSIDIARIES. FDICIA requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan. Under FDICIA, the aggregate liability of all companies controlling an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The guarantee and limit on liability expire after the regulators notify the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. FDICIA grants greater powers to the bank regulators in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan.
For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates. At December 31, 1998, the Bank met the requirements of an "adequately capitalized" institution and, therefore, these requirements presently do not apply to the Company.

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

ITEM 2.  PROPERTIES

FACILITIES

     The Company currently maintains seventeen locations, ten of which are leased. The following table sets forth specific information on each branch, each of which offers full service banking. The Company's headquarters are located at 4400 Post Oak Parkway, in a 35-story office tower located in the Galleria area.

                                                                                    BRANCH DEPOSITS
                                                                                          AT
                 BRANCH                    SQ. FT.             LOCATION            DECEMBER 31, 1998
----------------------------------------  ---------   --------------------------   -----------------
                                                                                    (IN THOUSANDS)
Galleria/Corporate......................    109,000   4400 Post Oak Parkway           $   851,712
Downtown -- 1100 Louisiana..............     10,000   1100 Louisiana                      142,351
Northwest Crossing......................      8,134   Hwy 290 at Tidwell                  154,635
Memorial City...........................      3,554   899 Frostwood                       107,704
Greenway Plaza..........................      2,669   12 Greenway Plaza                    84,993
Medical Center..........................      2,437   6602 Fannin                          10,385
Downtown -- Two Houston Center..........      2,219   909 Fannin                           55,226
Hempstead...............................     17,000   12130 Hempstead Hwy.                109,553
Tanglewood..............................      5,625   5791 Woodway                         66,203
Pasadena................................      4,900   4207 Fairmont Parkway                17,335
Memorial West...........................      1,700   14803 Memorial                        3,288
Spring..................................      6,300   2000 Spring Cypress Road             31,934
Bell Tower..............................      4,500   1330 Wirt Road                       18,301
Kingwood................................      5,500   29805 Loop 494                       33,046
Porter..................................      2,450   23741 Highway 59, #2                 10,104
North Port..............................      5,000   9191 North Loop East                 16,872
Sugar Land..............................      4,000   14965 Southwest Freeway              15,744
                                                                                   -----------------
                                                                                      $ 1,729,386
                                                                                   =================

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on the NASDAQ Stock Market on January 28, 1997, and is quoted in such Market under the symbol "SWBT". The Company's Common Stock was not publicly traded, nor was there an established market therefor, prior to January 28, 1997. On February 19, 1999, there were approximately 727 holders of record of the Company's Common Stock.

     No cash dividends have ever been paid by the Company on its Common Stock, and the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's principal source of funds to pay cash dividends on its Common Stock would be cash dividends from the Bank. There are certain statutory limitations on the payment of dividends by national banks. Without approval of the OCC, dividends in any calendar year may not exceed the Bank's total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus or to a fund for the retirement of any preferred stock. In addition, a dividend may not be paid in excess of a bank's cumulative net profits after deducting bad debts in excess of the allowance for loan losses. As of December 31, 1998, approximately $50.8 million was available for payment of dividends by the Bank to the Company under these restrictions without regulatory approval. See "Item 1.
Business -- Supervision and Regulation."

     The following table presents the range of high and low sale prices reported on the NASDAQ during the year ended December 31, 1998.

                                                          1998                                     1997
                                           ----------------------------------   ------------------------------------------
                                           FOURTH    THIRD    SECOND    FIRST    FOURTH      THIRD      SECOND     FIRST
                                            QTR.     QTR.      QTR.     QTR.      QTR.       QTR.        QTR.      QTR.
                                           ------    -----    ------    -----   ---------  ---------    ------   ---------
Common stock sale price:
     High...............................   $  18 1/2 $19 1/4  $21 3/8  $19 7/8  $16 5/16    $15 1/4      $ 14     $10 1/4
     Low................................      10      12 3/4   16 1/2   15       13 1/2      12 3/4         9       8 15/16

RECENT SALES OF UNREGISTERED SECURITIES

     No securities were sold by the Company during the fiscal year ended December 31, 1998 that were not registered under the Securities Act of 1933, except for those reported under Item 2 of the Company's Form 10-Q Quarterly Report for the three month period ended March 31, 1998.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Annual Report, and the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data as of the end of and for each of the five years in the period ended December 31, 1998 are derived from the Company's Consolidated Financial Statements which have been audited by independent public accountants.

                                                     YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------
                                         1998       1997       1996       1995       1994
                                       ---------  ---------  ---------  ---------  ---------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
    Interest income..................  $ 139,144  $ 108,932  $  78,257  $  61,695  $  42,063
    Interest expense.................     58,850     45,729     32,275     25,509     13,848
                                       ---------  ---------  ---------  ---------  ---------
        Net interest income..........     80,294     63,203     45,982     36,186     28,215
    Provision for loan losses........      3,900      3,886      2,090      1,121      1,349
                                       ---------  ---------  ---------  ---------  ---------
        Net interest income after
          provision for loan
          losses.....................     76,394     59,317     43,892     35,065     26,866
    Noninterest income...............     15,801     10,573      6,847      4,867      3,986
    Noninterest expenses.............     57,347     44,013     32,210     25,684     20,903
                                       ---------  ---------  ---------  ---------  ---------
        Income before income taxes...     34,848     25,877     18,529     14,248      9,949
    Provision for income taxes.......     12,378      9,072      6,468      4,919      3,462
                                       ---------  ---------  ---------  ---------  ---------
    Net income before preferred stock
      dividend.......................     22,470     16,805     12,061      9,329      6,487
    Preferred stock dividend.........         --         36        457         50         --
                                       ---------  ---------  ---------  ---------  ---------
    Net income available to common
      shareholders...................  $  22,470  $  16,769  $  11,604  $   9,279  $   6,487
                                       =========  =========  =========  =========  =========
PER SHARE DATA:
    Basic earnings per common
      share(1).......................  $    0.97  $    0.77  $    0.62  $    0.52  $    0.38
    Diluted earnings per common
      share(1).......................  $    0.93  $    0.72  $    0.57  $    0.47  $    0.35
    Cash dividends per common
      share..........................         --         --         --         --         --
    Book value per share.............  $    6.15  $    5.13  $    3.90  $    3.23  $    2.61
    Average common shares............     23,111     21,918     18,790     18,064     17,226
    Average common share
      equivalents....................      1,119      1,324      1,604      1,374      1,252
PERFORMANCE RATIOS:
    Return on average assets.........       1.19%      1.15%      1.09%      1.15%      1.04%
    Return on average common
      equity.........................      17.46%     16.46%     17.58%     17.50%     15.43%
    Net interest margin..............       4.57%      4.67%      4.69%      4.81%      4.86%
    Efficiency ratio(3)..............      59.97%     60.06%     60.97%     62.56%     64.91%
BALANCE SHEET DATA(2):
    Total assets..................... $2,205,521 $1,807,604 $1,272,141 $1,007,616  $ 703,497
    Securities.......................    647,462    555,398    345,398    347,908    196,333
    Loans............................  1,339,158    986,150    724,255    531,770    417,601
    Allowance for loan losses........     13,281     10,335      7,400      6,024      4,991
    Total deposits...................  1,729,386  1,512,341  1,041,447    840,174    603,481
    Total shareholders' equity.......    143,734    114,835     73,415     58,304     46,969
CAPITAL RATIO:
    Equity to average assets.........       6.81%      6.99%      6.89%      6.64%      6.72%
ASSET QUALITY RATIOS(2):
    Nonperforming assets to loans and
      other real estate..............       0.21%      0.37%      0.26%      0.19%      0.18%
    Net charge-offs to average
      loans..........................       0.08%      0.11%      0.13%      0.09%      0.04%
    Allowance for loan losses to
      total loans....................       0.99%      1.05%      1.02%      1.13%      1.20%
    Allowance for loan losses to
      nonperforming loans(4).........     578.19%    332.64%    452.05%    675.34%   1250.88%

------------
(1) Basic earnings per common share is computed by dividing income available for common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing income available for common shareholders by the sum of the weighted average number of common shares outstanding and the effect of all dilutive potential common shares outstanding for the period.

(2) At period end, except net charge-offs (recoveries) to average loans.

(3) Calculated by dividing total noninterest expenses, by net interest income plus noninterest income, excluding net security gains/losses.

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

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

OVERVIEW

     Total assets at December 31, 1998, 1997 and 1996 were $2.2 billion, $1.8 billion, and $1.3 billion, respectively. This growth was a result of a strong local economy, the addition of new loan officers, and the Company's style of relationship banking. Loans were $1.3 billion at December 31, 1998, an increase of $353 million or 36% from $986.2 million at the end of 1997. Loans were $724.2 million at year end 1996. Deposits experienced similar growth, increasing to $1.7 billion at year end 1998 from $1.5 billion at year end 1997 and $1.0 billion at year end 1996. Shareholders' equity was $143.7 million, $114.8 million and $73.4 million at December 31, 1998, 1997 and 1996, respectively.

     Net income available for common shareholders was $22.5 million, $16.8 million, and $11.6 million and diluted earnings per common share was $0.93, $0.72, and $0.57 for the years ended 1998, 1997 and 1996, respectively. This increase in net income was primarily the result of strong loan growth, maintaining strong asset quality and expense control and resulted in returns on average assets of 1.19%, 1.15%, and 1.09% and returns on average common equity of 17.46%, 16.46%, and 17.58% for the years ended 1998, 1997 and 1996, respectively.

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

     1998 VERSUS 1997. Net interest income totaled $80.3 million in 1998 compared to $63.2 million in 1997, an increase of $17.1 million or 27%. This resulted in net interest margins of 4.57% and 4.67% and net interest spreads of 3.41% and 3.43% for 1998 and 1997, respectively.

     The increase in net interest income was due primarily to a $404.9 million or 30% increase in average earning assets. Average loans grew $280.8 million or 33% during 1998 while average securities grew $129.4 million or 32% during the same period. The yield earned on average loans outstanding decreased 27 basis points to 8.92% in 1998. Overall, the yield earned on average earning assets decreased 14 basis points to 7.91% in 1998 compared to a 12 basis point decrease in the rate paid on average interest-bearing liabilities.

     1997 VERSUS 1996. Net interest income totaled $63.2 million in 1997 compared to $46.0 million in 1996, an increase of $17.2 million or 37%. This resulted in net interest margins of 4.67% and 4.69% and net interest spreads of 3.43% and 3.52% for 1997 and 1996, respectively.

     The increase in net interest income was due primarily to a $372.7 million or 38% increase in average earning assets. Average loans grew $251.3 million or 42% during 1997 while average securities grew $51.5 million or 15% during the same period. The yield earned on average loans outstanding decreased 7 basis points to 9.19% in 1997 and was partially offset by a 24 basis point increase in the yield earned on average securities. Overall, the yield earned on average earning assets increased 7 basis points to 8.05% in 1997 compared to a 16 basis point increase in the rate paid on average interest-bearing liabilities.

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

                                                                   YEAR ENDED DECEMBER 31,
                                 -------------------------------------------------------------------------------------------
                                               1998                               1997                          1996
                                 --------------------------------   --------------------------------   ---------------------
                                   AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE     AVERAGE    INTEREST AVERAGE
                                 OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/    OUTSTANDING  EARNED/  YIELD/
                                   BALANCE       PAID      RATE       BALANCE       PAID      RATE       BALANCE      PAID    RATE
                                 -----------   --------   -------   -----------   --------   -------   -----------  -------- -------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans.......................... $1,134,656   $101,200     8.92%    $ 853,829    $ 78,509     9.19%    $ 602,484   $55,771    9.26%
  Securities.....................    530,131     32,804     6.19       400,748      24,908     6.22       349,214    20,892    5.98
  Federal funds sold and other...     94,047      5,140     5.47        99,278       5,515     5.56        29,471     1,594    5.41
                                 -----------   --------   -------   -----------   --------   -------   -----------  -------- -------
      Total interest-earning
        assets...................  1,758,834    139,144     7.91%    1,353,855     108,932     8.05%      981,169    78,257    7.98%
                                               --------   -------                 --------   -------                -------- -------
Less allowance for loan losses...    (11,704)                           (8,654)                            (6,593)
                                 -----------                        -----------                        -----------
                                   1,747,130                         1,345,201                            974,576
Nonearning assets................    142,945                           111,283                             89,343
                                 -----------                        -----------                        -----------
      Total assets............... $1,890,075                         $1,456,484                         $1,063,919
                                 ===========                        ===========                        ===========
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Money market and savings
    deposits.....................  $ 735,258     29,953     4.07%    $ 548,666      22,688     4.14%    $ 405,711    15,955    3.93%
  Certificates of deposit........    365,021     18,722     5.13       296,416      15,733     5.31       201,072    10,557    5.25
  Repurchase agreements and
    borrowed funds...............    208,288     10,175     4.89       144,881       7,308     5.04       117,073     5,763    4.92
                                 -----------   --------   -------   -----------   --------   -------   -----------  -------- -------
      Total interest-bearing
        liabilities..............  1,308,567     58,850     4.50%      989,963      45,729     4.62%      723,856    32,275    4.46%
                                 -----------   --------   -------   -----------   --------   -------   -----------  -------- -------
Noninterest-bearing liabilities:
  Noninterest-bearing demand
    deposits.....................    444,961                           357,697                            260,782
  Other liabilities..............      7,852                             6,964                              5,941
                                 -----------                        -----------                        -----------
      Total liabilities..........  1,761,380                         1,354,624                            990,579
Bank preferred stock.............         --                                --                              7,323
Shareholders' equity.............    128,695                           101,860                             66,017
                                 -----------                        -----------                        -----------
      Total liabilities and
        shareholders' equity..... $1,890,075                        $1,456,484                         $1,063,919
                                 ===========                        ===========                        ===========
Net interest income..............              $ 80,294                           $ 63,203                          $45,982
                                               ========                           ========                          ========
Net interest spread..............                           3.41%                              3.43%                           3.52%
                                                          =======                            =======                         =======
Net interest margin..............                           4.57%                              4.67%                           4.69%
                                                          =======                            =======                         =======

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

                                                                   YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------------------
                                                  1998 VS. 1997                          1997 VS. 1996
                                          ------------------------------    ----------------------------------------
                                          INCREASE (DECREASE)                   INCREASE (DECREASE)
                                                DUE TO                                 DUE TO
                                          -------------------               ----------------------------
                                          VOLUME      RATE       TOTAL      VOLUME      RATE       DAYS      TOTAL
                                          -------   ---------  ---------    -------   ---------    -----   ---------
                                                                    (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans...................................  $25,822   $  (3,131) $  22,691    $23,419   $    (529)   $(152)  $  22,738
Securities..............................    8,042        (146)     7,896      3,140         933      (57)      4,016
Federal funds sold and other............     (291)        (84)      (375)     3,792         134       (5)      3,921
                                          -------   ---------  ---------    -------   ---------    -----   ---------
    Total increase (decrease) in
      interest income...................   33,573      (3,361)    30,212     30,351         538     (214)     30,675
                                          -------   ---------  ---------    -------   ---------    -----   ---------
INTEREST-BEARING LIABILITIES:
Money market and savings deposits.......    7,716        (451)     7,265      5,666       1,111      (44)      6,733
Certificates of deposits................    3,642        (653)     2,989      5,035         170      (29)      5,176
Repurchase agreements and borrowed
  funds.................................    3,198        (331)     2,867      1,385         176      (16)      1,545
                                          -------   ---------  ---------    -------   ---------    -----   ---------
    Total increase (decrease) in
      interest expense..................   14,556      (1,435)    13,121     12,086       1,457      (89)     13,454
                                          -------   ---------  ---------    -------   ---------    -----   ---------
Increase (decrease) in net interest
  income................................  $19,017   $  (1,926) $  17,091    $18,265   $    (919)   $(125)  $  17,221
                                          =======   =========  =========    =======   =========    =====   =========

     PROVISION FOR LOAN LOSSES

     The 1998 provision for loan losses was $3.9 million, unchanged from 1997. The provision for the year ended 1997 increased by $1.8 million or 86% from $2.1 million for the year ended December 31, 1996. The increased provision in 1997 resulted from strong loan growth rather than higher nonperforming assets. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management constantly reviews the Company's loan loss allowance policy as its loan portfolio grows and diversifies. (See "-- Financial Condition -- Loan Review and Allowance for Loan Losses.")

     NONINTEREST INCOME

     Noninterest income for the year ended December 31, 1998 was $15.8 million, an increase of $5.2 million or 49% over the same period in 1997. Noninterest income of $10.6 million earned in the year ended December 31, 1997 represented an increase of $3.7 million or 54% over the same period in 1996. The following table presents for the periods indicated the major components of noninterest income.

                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                            1998       1997       1996
                                          ---------  ---------  ---------
                                              (DOLLARS IN THOUSANDS)
Service charges on deposit accounts.....  $   7,708  $   6,025  $   4,473
Loan operations.........................      1,297        833        599
Investment services.....................      3,303      2,339      1,215
Gain on sale of securities, net.........        463        498         --
Factoring fee income....................      1,775         --         --
Other noninterest income................      1,255        878        560
                                          ---------  ---------  ---------
          Total noninterest income......  $  15,801  $  10,573  $   6,847
                                          =========  =========  =========

     Service charges were $7.7 million for the year ended December 31, 1998, compared to $6.0 million for the year ended December 31, 1997, an increase of $1.7 million or 28%, and increased $1.6 million or 35% from 1996 to 1997. During this three year period the Company changed their policy regarding deposit accounts and introduced several new products which contributed to the increase in service charge income. In addition, the number of deposit accounts grew from 35,258 at December 31, 1996 to 39,311 at December 31, 1997 to 44,370 at December 31, 1998.

     Other changes in noninterest income were recognized in the categories of investment services and factoring fee income. For the year ended December 31, 1998, investment services income grew to $3.3 million, an increase of 41% over the 1997 level. These increases are attributable to the expanding international and foreign exchange departments, as well as the continued strategic focus by the Company to increase its competitive position in providing investment services. Factoring fee income results from the acquisition of First Republic Capital Corp. and City Financial Services, Inc. in February of 1998. This acquisition was accounted for as a pooling of interests, and due to immateriality, prior years financial statements were not restated.

     NONINTEREST EXPENSES

     For the year ended December 31, 1998, noninterest expenses totaled $57.3 million, an increase of $13.3 million, or 30%, from $44.0 million during 1997, which had increased from $32.2 million during 1996. The increase in noninterest expenses during these periods was due primarily to salaries and employee benefits, and occupancy expenses. The efficiency ratio was 59.97%, 60.06% and 60.97% for the years ended December 31, 1998, 1997 and 1996 respectively. The improvement was due primarily to a large increase in earning assets and the Company's continued efforts to control overhead expenses.

     Salary and benefit expense for the year ended December 31, 1998 was $34.9 million, an increase of $10 million or 40% from $25.0 million for the year ended December 31, 1997. Salary and benefit expense for the year ended December 31, 1997 increased $6.0 million or 31% from the same period in 1996. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth. Total full-time equivalent employees for the years ended December 31, 1998, 1997 and 1996 were 702, 559, and 434, respectively.

     Occupancy expense rose $2.1 million and $1.9 million or 32% and 40% in 1998 and 1997, respectively. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance contract expense. Building lease expense increased to $2.3 million in 1998 from $1.8 million in 1997, an increase of $500,000 or 28%. The Company increased the rentable square feet of the Galleria location by moving to a larger facility in November 1997 and subsequently adding additional space in 1988. Depreciation expense increased $669,000 to $3.6 million for the year ended December 31, 1998. This increase was due primarily to depreciation on equipment provided to new employees and expense related to technology upgrades throughout the Company, which include new wire transfer and telephone systems. Maintenance contract expense for the year ended December 31, 1998 was $980,000, an increase of $273,000 or 39% compared to $707,000 in 1997 and $412,000 in 1996. The Company has purchased maintenance contracts for major operating systems throughout the organization.

     INCOME TAXES

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. In 1998 income tax expense was $12.4 million, an increase of $3.3 million or 36% from the $9.1 million of income tax expense in 1997. In 1997 income tax expense was $9.1 million, an increase of $2.6 million or 40% from the $6.5 million of income tax expense in 1996.

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

FINANCIAL CONDITION

     LOAN PORTFOLIO

     Loans before the allowance for loan losses were $1.34 billion at December 31, 1998, an increase of $353.0 million, or 36% from December 31, 1997. Loans before the allowance for loan losses were $986.2 million at December 31, 1997, an increase of $254.5 million, or 35%, from $731.7 million at December 31, 1996.

     The following table summarizes the loan portfolio of the Company by major category as of the dates indicated:

                                                                          YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------------------------
                                                1998                    1997                    1996                    1995
                                        --------------------     -------------------     -------------------     -------------------
                                         AMOUNT      PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
                                        ---------    -------     --------    -------     --------    -------     --------    -------
Commercial and industrial............   $ 634,558     47.38 %    $448,348     45.46 %    $330,566     45.18 %    $218,074     41.01%
Real estate
  Construction & land development....     231,353     17.28       128,985     13.08        89,803     12.27        62,560     11.76
  1-4 family residential.............     189,439     14.15       171,551     17.40       130,407     17.83        99,340     18.68
  Commercial owner occupied..........     157,356     11.75       132,052     13.39        97,116     13.27        63,649     11.97
  Farmland...........................       8,314      0.62         8,384      0.85         8,879      1.21         5,327      1.00
Consumer.............................     103,440      7.72        88,631      8.99        71,640      9.79        59,480     11.19
Other................................      14,698      1.10         8,199      0.83         3,244      0.45        23,340      4.39
                                        ---------    -------     --------    -------     --------    -------     --------    -------
    Total Loans......................  $1,339,158    100.00 %    $986,150    100.00 %    $731,655    100.00 %    $531,770    100.00%
                                        =========    =======     ========    =======     ========    =======     ========    =======
                                           YEAR ENDED
                                          DECEMBER 31,
                                              1994
                                       -------------------
                                        AMOUNT     PERCENT
                                       --------    -------
Commercial and industrial............  $166,798     39.94 %
Real estate
  Construction & land development....    53,116     12.72
  1-4 family residential.............    81,149     19.43
  Commercial owner occupied..........    41,753     10.00
  Farmland...........................     3,097      0.74
Consumer.............................    46,643     11.17
Other................................    25,046      6.00
                                       --------    -------
    Total Loans......................  $417,602    100.00 %
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

     The contractual maturity ranges of the commercial and industrial and real estate construction loan portfolio and the amount of such loans with fixed interest rates and floating rates in each maturity range as of December 31, 1998 are summarized in the following table:

                                                     DECEMBER 31, 1998
                                       ---------------------------------------------
                                                   AFTER ONE     AFTER
                                        ONE YEAR    THROUGH      FIVE
                                        OR LESS    FIVE YEARS    YEARS      TOTAL
                                       ----------  ----------  ---------  ----------
Commercial and industrial............  $  384,381  $  235,263  $  14,914  $  634,558
Real estate construction.............     131,143      92,416      7,794     231,353
                                       ----------  ----------  ---------  ----------
       Total.........................  $  515,524  $  327,679  $  22,708  $  865,911
                                       ==========  ==========  =========  ==========
Loans with a fixed interest rate.....  $  144,179  $   89,941  $   5,667  $  239,787
Loans with a floating interest
  rate...............................     371,345     237,738     17,041     626,124
                                       ----------  ----------  ---------  ----------
       Total.........................  $  515,524  $  327,679  $  22,708  $  865,911
                                       ==========  ==========  =========  ==========

  LOAN REVIEW AND ALLOWANCE FOR LOAN LOSSES

     The Company's loan review procedures include a Credit Quality Assurance Process that begins with approval of lending policies and underwriting guidelines by the Board of Directors, an independent loan review department staffed with OCC experienced personnel, low individual lending limits for officers, Senior Loan Committee approval for large credit relationships and quality loan documentation procedures. The Company also maintains a well developed monitoring process for credit extensions in excess of $100,000. The Company performs monthly and quarterly concentration analyses based on various factors such as industries, collateral types, business lines, large credit sizes, international investments and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

     Historically, Houston has been affected by the state of the energy business, but since the mid 1980's the economic impact has been reduced by a combination of increased industry diversification and less reliance on debt to finance expansion. Nevertheless, slowdowns in the energy industry caused by declining oil prices continue to affect the Houston economy. When energy prices drop, as they have in the last 12 months, it is the Company's practice to review and adjust underwriting standards with respect to companies affected by oil and gas price volatility, and to continuously monitor existing credit exposure to companies which are impacted by this price volatility. To date, the Company has not deemed it necessary to increase its allowance for loan losses due to conditions in this industry but no assurance can be given that such an increase in the allowance will not be necessary in the future.

     The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers growth in the loan portfolio, the diversification by industry of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security and the evaluation of its loan portfolio by the loan review function. Charge-offs occur when loans are deemed to be uncollectible.

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

     Management believes that the allowance for loan losses at December 31, 1998 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at December 31, 1998.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                      YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                         1998       1997       1996        1995        1994
                                       ---------  ---------  ---------  ----------  ----------
                                                       (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning
  balance............................  $  10,335  $   7,400  $   6,024  $    4,991  $    3,802
Provision charged against
  operations.........................      3,900      3,886      2,090       1,121       1,349
Charge-offs..........................     (1,087)    (1,078)      (807)       (440)       (243)
Recoveries...........................        133        127         93          24          83
Increase from acquisition............         --         --         --         328          --
                                       ---------  ---------  ---------  ----------  ----------
Allowance for loan losses, ending
  balance............................  $  13,281  $  10,335  $   7,400  $    6,024  $    4,991
                                       =========  =========  =========  ==========  ==========
Allowance to period-end loans........       0.99%      1.05%      1.01%       1.13%       1.20%
Net charge-offs to average loans.....       0.08%      0.11%      0.13%       0.09%       0.04%
Allowance to period-end nonperforming
  loans..............................     578.19%    332.64%    452.05%     675.34%    1250.88%

     The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                                      DECEMBER 31,
                                       ---------------------------------------------------------------------------
                                                1998                      1997                      1996
                                       -----------------------   -----------------------   -----------------------
                                                   PERCENT OF                PERCENT OF                PERCENT OF
                                                    LOANS TO                  LOANS TO                  LOANS TO
                                        AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS
                                       ---------   -----------   ---------   -----------   ---------   -----------
                                                                 (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
  applicable to:
    Commercial and industrial........  $   1,732       47.4%     $     922       45.4%     $     468       45.1%
    Real estate:
         Construction and land
           development...............         --       17.3             25       13.1             53       12.3
         1-4 family residential......         --       14.1             --       17.4              7       17.8
         Commercial owner occupied...         --       11.8             --       13.4             29       13.3
         Farmland....................         --        0.6             --        0.9             --        1.2
         Other.......................         --        7.7             --        0.8              1        0.5
    Consumer.........................         --        1.1             38        9.0             54        9.8
    Unallocated......................     11,549         --          9,350         --          6,788         --
                                       ---------   -----------   ---------   -----------   ---------   -----------
Total allowance for loan losses......  $  13,281      100.0%     $  10,335      100.0%     $   7,400      100.0%
                                       =========   ===========   =========   ===========   =========   ===========

                                             (TABLE CONTINUED ON FOLLOWING PAGE)

                                                         DECEMBER 31,
                                       -------------------------------------------------
                                                1995                      1994
                                       -----------------------   -----------------------
                                                   PERCENT OF                PERCENT OF
                                                    LOANS TO                  LOANS TO
                                        AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS
                                       ---------   -----------   ---------   -----------
                                                    (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
  applicable to:
    Commercial and industrial........  $     109       41.0%     $     140       40.0%
    Real estate:
         Construction and land
           development...............          1       11.8             24       12.7
         1-4 family residential......          6       18.7             10       19.4
         Commercial owner
           occupied..................         75       12.0             63       10.0
         Farmland....................         --        0.9             --        0.7
         Other.......................          5        4.4              4        6.0
    Consumer.........................         31       11.2             53       11.2
    Unallocated......................      5,797         --          4,697         --
                                       ---------   -----------   ---------   -----------
Total allowance for loan losses......  $   6,024      100.0%     $   4,991      100.0%
                                       =========   ===========   =========   ===========

  NONPERFORMING ASSETS AND IMPAIRED LOANS

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

     Nonperforming assets were $2.8 million at December 31, 1998, compared with $3.7 million at December 31, 1997 and $1.9 million at December 31, 1996. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.21%, 0.37%, and 0.26% for the years ended 1998, 1997, and 1996, respectively. Nonaccrual loans at December 31, 1998 included a loan totalling $100,000 that has been restructured from its original terms. Prior years had no restructured loans.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                           DECEMBER 31,
                                       -----------------------------------------------------
                                         1998       1997       1996       1995       1994
                                       ---------  ---------  ---------  ---------  ---------
                                                      (DOLLARS IN THOUSANDS)
Nonaccrual loans.....................  $   1,616  $   2,724  $   1,615  $     869  $     397
Accruing loans 90 or more days past
  due................................        681        383         22         23          2
Other real estate and foreclosed
  property...........................        464        546        297        102        371
                                       ---------  ---------  ---------  ---------  ---------
       Total nonperforming assets....  $   2,761  $   3,653  $   1,934  $     994  $     770
                                       =========  =========  =========  =========  =========
Nonperforming assets to total loans
  and other real estate..............       0.21%      0.37%      0.26%      0.19%      0.18%

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

     A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Company's impaired loans were approximately $14.0 million and $2.7 million at December 31, 1998 and 1997, respectively. The largest component of impaired loans at December 31, 1998 is a commercial energy related loan of approximately $10.6 million. The average recorded investment in impaired loans during 1998 and 1997 was $6.0 million and $2.2 million, respectively. The total required allowance for loan losses related to these loans was $0 at December 31,

1998 and 1997. Interest income on impaired loans of $415,000 and $0 was recognized for cash payments received in 1998 and 1997, respectively.

     The Bank is not committed to lend additional funds to debtors whose loans have been modified.

     SECURITIES

     At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of other comprehensive income until realized. Gains and losses on sales of securities are determined using the specific-identification method. Since December 31, 1995, the Company has classified all securities as available for sale. This allows the Company to manage its investment portfolio more effectively and to enhance the average yield on the portfolio.

     The following table summarizes the amortized cost of securities held by the Company as of the dates shown:

                                                              DECEMBER 31,
                                       ----------------------------------------------------------
                                          1998        1997        1996        1995        1994
                                       ----------  ----------  ----------  ----------  ----------
                                                         (DOLLARS IN THOUSANDS)
U.S. Government securities...........  $  143,570  $  163,230  $  126,966  $  136,294  $  123,426
Mortgage-backed securities...........     488,641     323,434     169,399     165,853      70,430
Federal Reserve Bank stock...........       1,869       1,791         950         946         718
Federal Home Loan Bank stock.........       6,271      37,942      39,386      38,348       2,037
Other securities.....................       1,346      26,281       8,827       6,494       2,465
                                       ----------  ----------  ----------  ----------  ----------
     Total securities available for
       sale..........................  $  641,697  $  552,678  $  345,528  $  347,935  $  199,076
                                       ==========  ==========  ==========  ==========  ==========

     The following table presents the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown:

                                                     DECEMBER 31, 1998                            DECEMBER 31, 1997
                                       ----------------------------------------------    ---------------------------------
                                                     GROSS        GROSS                               GROSS       GROSS
                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR      AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                         COST         GAIN         LOSS       VALUE        COST        GAIN        LOSS      VALUE
                                       ---------   ----------   ----------   --------    ---------  ----------  ----------  --------
                                                                      (DOLLARS IN THOUSANDS)
U.S. Government securities...........  $143,570      $1,575       $--        $145,145    $163,230     $  536      $   (4)   $163,762
Mortgage-backed securities...........   488,641       4,549         (452)     492,738     323,434      2,275        (151)    325,558
Federal Reserve Bank stock...........     1,869       --           --           1,869       1,791      --          --          1,791
Federal Home Loan Bank stock.........     6,271       --           --           6,271      37,942      --          --         37,942
Other securities.....................     1,346          94           (1)       1,439      26,281         64       --         26,345
                                       ---------   ----------   ----------   --------    ---------  ----------  ----------  --------
   Total securities available for
     sale............................  $641,697      $6,218       $ (453)    $647,462    $552,678     $2,875      $ (155)   $555,398
                                       =========   ==========   ==========   ========    =========  ==========  ==========  ========
                                                       DECEMBER 31, 1996
                                        ----------------------------------------------
                                                      GROSS        GROSS
                                        AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                          COST         GAIN         LOSS       VALUE
                                        ---------   ----------   ----------   --------

U.S. Government securities...........   $126,966      $  372      $   (484)   $126,854
Mortgage-backed securities...........    169,399         571          (617)    169,353
Federal Reserve Bank stock...........        950       --           --             950
Federal Home Loan Bank stock.........     39,386       --           --          39,386
Other securities.....................      8,827          31            (3)      8,855
                                        ---------   ----------   ----------   --------
   Total securities available for
     sale............................   $345,528      $  974      $ (1,104)   $345,398
                                        =========   ==========   ==========   ========

     Securities totaled $647.5 million at December 31, 1998, an increase of $92.1 million from $555.4 million at December 31, 1997. During 1997, securities increased $210.0 million from $345.4 million at December 31, 1996. The yield on the securities portfolio for 1998 was 6.19% while the yield was 6.22% in 1997.

     The Company has no mortgage-backed securities that have been issued by non-agency entities. Included in the Company's mortgage-backed securities at December 31, 1998 were agency issued collateral mortgage obligations with a book value of $277.0 million and a fair market value of $281.6 million.

     At December 31, 1998, 347.6 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At December 31, 1998, approximately $62.1 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly, were less susceptible to declines in value should interest rates increase.

     The following table summarizes the contractual maturity of investments (including securities, federal funds sold and interest-bearing deposits) and their weighted average yields at December 31, 1998. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a separate component of other comprehensive income.

                                                                         DECEMBER 31, 1998
                                           ------------------------------------------------------------------------------
                                                                   AFTER ONE           AFTER FIVE
                                                                YEAR BUT WITHIN     YEARS BUT WITHIN
                                                WITHIN
                                               ONE YEAR            FIVE YEARS          TEN YEARS         AFTER TEN YEARS
                                           -----------------    ----------------    ----------------    -----------------
                                            AMOUNT     YIELD    AMOUNT     YIELD    AMOUNT     YIELD     AMOUNT     YIELD
                                           --------    -----    -------    -----    -------    -----    --------    -----
                                                                       (DOLLARS IN THOUSANDS)
U.S. Government securities..............   $ 49,061    5.90 %   $64,509    5.80 %   $30,000    6.44 %   $  --        -- %
Mortgage-backed securities..............     58,426    6.09     27,122     6.71     55,450     6.55      347,643    6.43
Federal Reserve Bank stock..............      1,869    6.00       --        --        --        --         --        --
Federal Home Loan Bank stock............      6,271    6.00       --        --        --        --         --        --
Other securities........................        280    4.65        203     7.58        557     7.14          306    7.59
Federal funds sold......................     27,122    4.72       --        --        --        --         --        --
Interest-bearing deposits...............        413    5.04       --        --        --        --         --        --
                                           --------    -----    -------    -----    -------    -----    --------    -----
    Total investments...................   $143,442    5.76 %   $91,834    6.07 %   $86,007    6.52 %   $347,949    6.43%
                                           ========    =====    =======    =====    =======    =====    ========    =====
                                           TOTAL      YIELD
                                          --------    -----
U.S. Government securities..............  $143,570    5.97 %
Mortgage-backed securities..............   488,641    6.42
Federal Reserve Bank stock..............     1,869    6.00
Federal Home Loan Bank stock............     6,271    6.00
Other securities........................     1,346    6.79
Federal funds sold......................    27,122    4.72
Interest-bearing deposits...............       413    5.04
                                          --------    -----
    Total investments...................  $669,232    6.25 %
                                          ========    =====

     PREPAID EXPENSES AND OTHER ASSETS

     Total prepaid expenses and other assets were $44.8 million at December 31, 1998, an increase of $37.9 million from $6.9 million at December 31, 1997. This increase is primarily attributable to the purchase of Bank-owned life insurance policies with a cash value of approximately $20.4 million at December 31, 1998 and the acquisition of two factoring companies during the first quarter of 1998. On February 5, 1998, the Bank acquired First Republic Capital Corp. and City Financial Services, Inc., two related commercial finance companies. These companies specialize in providing operating funds to businesses by converting their accounts receivable to cash. The transaction, which resulted in the exchange of 280,000 shares of the Company's common shares for all of the outstanding stock of First Republic Capital Corp. and City Financial Services, Inc., has been accounted for as a pooling of interests, although historical financial statements have not been restated due to immateriality. Factored receivables outstanding at December 31, 1998 were approximately $8.9 million.

     DEPOSITS

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market and time accounts. The Company relies primarily on customer service, advertising, and competitive pricing policies to attract and retain these deposits. As of December 31, 1998, the Company had less than five percent of its deposits classified as brokered funds and does not anticipate any significant increase. Deposits provide generally all the funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average demand deposits to average total deposits for years ended December 31, 1998, 1997, and 1996 was 28.80%, 29.88%, and
30.06%, respectively.

     Average total deposits during 1998 increased to $1.55 billion from $1.20 billion in 1997, an increase of $350.0 million or 29%. Average noninterest-bearing deposits increased to $445.0 million in 1998 from

$357.7 million in 1997 due to the increase in the number of deposit accounts. Average deposits in 1997 rose to $1.20 billion from $867.6 million in 1996, an increase of $332.4 million or 38%.

     The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 1998, 1997 and 1996 are presented below:

                                                                 YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------
                                                1998                     1997                       1996
                                       -----------------------  -----------------------   ------------------------
                                         AVERAGE                  AVERAGE                   AVERAGE
                                       OUTSTANDING              OUTSTANDING               OUTSTANDING
                                         BALANCE       RATE       BALANCE       RATE        BALANCE        RATE
                                       ------------  ---------  ------------  ---------   ------------   ---------
                                                                 (DOLLARS IN THOUSANDS)
NOW accounts.........................  $     20,621       1.48% $     36,944       1.73%    $ 51,854          1.51%
Regular savings......................        11,715       2.05        11,373       2.29        9,952          2.35
Premium Yield........................       426,034       4.69       278,448       4.91      172,597          4.84
Money market.........................       276,888       3.41       221,901       3.66      171,308          3.84
CD's less than $100,000..............        75,874       5.03        80,835       5.14       69,532          5.09
CD's $100,000 and over...............       270,550       5.15       198,202       5.38      115,510          5.34
IRA's, QRP's & Other.................        18,597       5.25        17,379       5.26       16,030          5.28
                                       ------------  ---------  ------------  ---------   ------------   ---------
     Total interest-bearing
     deposits........................     1,100,279       4.42%      845,082       4.55%     606,783          4.37%
                                                     =========                =========                  =========
Noninterest-bearing deposits.........       444,961                  357,697                 260,782
                                       ------------             ------------              ------------
     Total deposits..................  $  1,545,240             $  1,202,779                $867,565
                                       ============             ============              ============

     The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

                                                  DECEMBER 31,
                                       ----------------------------------
                                          1998        1997        1996
                                       ----------  ----------  ----------
                                             (DOLLARS IN THOUSANDS)
3 months or less.....................  $  209,776  $  179,422  $   92,229
Between 3 months and 6 months........      51,729      38,902      19,997
Between 6 months and 1 year..........      34,451      40,722      20,933
Over 1 year..........................      14,995       8,487       6,520
                                       ----------  ----------  ----------
     Total time deposits $100,000 and
       over..........................  $  310,951  $  267,533  $  139,679
                                       ==========  ==========  ==========

     BORROWINGS

     Securities sold under repurchase agreements and other short-term borrowings, consisting of federal funds purchased and treasury, tax, and loan deposits, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                            DECEMBER 31,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
                                       (DOLLARS IN THOUSANDS)
Securities sold under repurchase
  agreements:
     Average.........................  $  182,254  $  129,460
     Period-end......................     181,696     155,832
     Maximum month-end balance during
       period........................     240,670     155,832
Interest Rate:
     Average.........................        4.77%       4.97%
     Period-end......................        5.16%       5.02%
Other short-term borrowings:
     Average.........................  $   26,034  $   14,843
     Period-end......................     138,388      17,243
     Maximum month-end balance during
       period........................     138,388      50,645
Interest rate:
     Average.........................        5.65%       5.60%
     Period-end......................        5.53%       6.54%

     Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

     INTEREST RATE SENSITIVITY AND LIQUIDITY

     Asset and liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is the objective of the Company to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, management's strategy is to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Company adjusts its interest sensitivity during the year through changes in the mix of assets and liabilities and may use interest rate products such as interest rate swap and cap agreements. The Company did not utilize derivative financial instruments to manage interest rate risk during the years ended December 31, 1998 and 1997. The Company's asset and liability management strategy is formulated and monitored by the Asset Liability Committee, which is composed of senior officers of the Bank, in accordance with policies approved by the Bank's Board of Directors. This Committee meets regularly to review, among other things, the sensitivity of the Bank's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The Asset Liability Committee also approves and establishes pricing and funding decisions with respect to the Bank's overall asset and liability composition. The Committee reviews the Bank's liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, retail and institutional deposit activity, current market conditions, and interest rates on both a local and national level.

     To effectively measure and manage interest rate risk, the Company uses simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

     The following table presents an analysis of the sensitivity inherent in the Company's net interest income and market value of portfolio equity. The interest rate scenarios presented in the table include interest rates at December 31, 1998 and 1997 and as adjusted by instantaneous rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value sensitivity analysis presented includes assumptions that (i) the composition of the Company's interest sensitive assets and liabilities existing at year end will remain constant over the twelve month measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.

                                                     CHANGES IN INTEREST RATES
                                       -----------------------------------------------------
                                         -200       -100         0        +100       +200
                                       ---------  ---------  ---------  ---------  ---------
Impact on net interest income:
     December 31, 1998...............    -6.99%    -4.93%      0.00%      0.77%      0.97%
     December 31, 1997...............    -4.22%    -2.10%      0.00%      1.52%      2.48%
Impact on market value of portfolio
  equity:
     December 31, 1998...............   -13.89%    -7.04%      0.00%      3.09%      3.62%
     December 31, 1997...............   -15.28%    -7.21%      0.00%      5.96%     10.93%

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

     The following table sets forth an interest rate sensitivity analysis for the Company as of December 31, 1998:

                                                                                      AFTER
                                        0-30 DAYS     31-180 DAYS    181-360 DAYS    ONE YEAR      TOTAL
                                        ----------    -----------    ------------   ----------  ------------
                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
     Money market funds..............   $      228     $       --     $       --    $       --  $        228
     Securities......................      101,467         72,971         66,683       396,802       637,923
     Loans...........................      849,513         95,281         41,798       346,193     1,332,785
     Overdrafts......................        6,372             --             --            --         6,372
     Federal funds sold..............       32,023             --             --            --        32,023
                                        ----------    -----------    ------------   ----------  ------------
     Total interest-earning assets...      989,603        168,252        108,481       742,995     2,009,331
                                        ----------    -----------    ------------   ----------  ------------
Interest-bearing liabilities:
     Demand, money market and savings
       deposits......................      789,254             --             --            --       789,254
     Certificates of deposit and
       other time deposits...........      176,197        135,525         51,433        37,055       400,210
     Short-term borrowings...........      320,084             --             --            --       320,084
                                        ----------    -----------    ------------   ----------  ------------
     Total interest-bearing
       liabilities...................    1,285,535        135,525         51,433        37,055     1,509,548
                                        ----------    -----------    ------------   ----------  ------------
Period GAP...........................   $ (295,932)    $   32,727     $   57,048    $  705,940  $    499,783
                                        ==========    ===========    ============   ==========  ============
Cumulative GAP.......................   $ (295,932)    $ (263,205)    $ (206,157)   $  499,783
                                        ==========    ===========    ============   ==========
Period GAP to total assets...........      -13.42%          1.48%          2.59%        32.01%
Cumulative GAP to total assets.......      -13.42%        -11.93%         -9.35%        22.66%

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the year ended December 31, 1998, the Company's liquidity needs have primarily been met by growth in core deposits, as previously discussed. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing securities and loan portfolios, have generally created an adequate liquidity position. In January 1997, the Company completed an initial public offering of its common stock. Substantially all of the net proceeds (approximately $20.3 million) from the sale of 1,322,500 shares of common stock were contributed to the Bank. Approximately $7.5 million was used to redeem the 750,000 outstanding shares of the Bank's preferred stock, and the balance was used for general corporate purposes.

     Subject to certain limitations, the Bank may borrow funds from the Federal Home Loan Bank ("FHLB") in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank's financial and operating condition. Borrowings from the FHLB to the Bank was approximately $30.0 million at December 31, 1998. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances. Unused borrowing capacity at December 31, 1998 was $118.4 million. The Bank uses FHLB advances for both long-term and short-term liquidity needs. Other than normal banking operations, the Bank has no long-term liquidity needs. The Bank has never been involved with highly leveraged transactions that may cause unusual potential long-term liquidity needs.

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

     Bank regulatory authorities in the United States have issued risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards issued by the Federal Reserve Board apply to the Company, and the OCC guidelines apply to the Bank. These guidelines relate a financial institution's capital to the risk profile of its assets. The risk-based capital standards require all financial organizations to have "Tier 1 capital" of at least 4.0% of risk-adjusted assets and "total risk-based" capital (Tier 1 and Tier 2) of at least 8.0% of risk-adjusted assets. "Tier 1 capital" includes, generally, common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

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

     Shareholders' equity increased to $143.7 million at December 31, 1998 from $114.8 million at December 31, 1997, an increase of $28.9 million, or 25%.

     The following table compares the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 1998 and 1997 to the minimum regulatory standards:

                                                                                        TO BE WELL
                                                                                     CAPITALIZED UNDER
                                                                 FOR CAPITAL         PROMPT CORRECTIVE
                                              ACTUAL          ADEQUACY PURPOSES      ACTION PROVISIONS
                                       ---------------------  ------------------   ---------------------
                                         AMOUNT      RATIO      AMOUNT     RATIO     AMOUNT      RATIO
                                       ----------  ---------  ----------   -----   ----------  ---------
                                                            (DOLLARS IN THOUSANDS)
As of December 31, 1998
  Total Capital (to Risk
     Weighted Assets):
     The Company.....................  $  151,642       9.13% $  132,852   8.00 %  $  166,065      10.00%
     The Bank........................     146,915       8.86%    132,625   8.00 %     165,781      10.00%
  Tier I Capital (to Risk
     Weighted Assets):
     The Company.....................     138,361       8.33%     66,426   4.00 %     132,852       8.00%
     The Bank........................     133,634       8.06%     66,312   4.00 %     132,625       8.00%
  Tier I Capital
     (to Average Assets):
     The Company.....................     138,361       6.74%     61,544   3.00 %     102,573       5.00%
     The Bank........................     133,634       6.52%     61,450   3.00 %     102,416       5.00%
As of December 31, 1997
  Total Capital (to Risk
     Weighted Assets):
     The Company.....................     121,761      10.32%     94,405   8.00 %     118,006      10.00%
     The Bank........................     119,151      10.10%     94,401   8.00 %     118,002      10.00%
  Tier I Capital (to Risk
     Weighted Assets:
     The Company.....................     111,426       9.44%     47,203   4.00 %      94,405       8.00%
     The Bank........................     108,816       9.22%     47,201   4.00 %      94,401       8.00%
  Tier I Capital
     (to Average Assets):
     The Company.....................     111,426       6.70%     49,873   3.00 %      83,121       5.00%
     The Bank........................     108,816       6.54%     49,888   3.00 %      83,147       5.00%

     Pursuant to Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. Also pursuant to FDICIA, each federal banking agency has promulgated regulations setting the levels at which an insured institution would be considered "well capitalized," "adequately capitalized,"
"undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the Federal Reserve Board's regulations, the Bank is classified as "adequately capitalized" for purposes of prompt corrective action. See "Supervision and Regulation."

     YEAR 2000 INFORMATION AND READINESS DISCLOSURE

     The Company has undertaken a company-wide initiative to address the Year 2000 issue and has developed a comprehensive plan to prepare, as appropriate, its computer systems and facilities. The Company has completed a thorough education and awareness initiative and an inventory and assessment of its technology and application portfolio to understand the scope of the Year 2000 impact. The Company is presently renovating, in the way of upgrades, and testing these technologies and applications in partnership with software development organizations.

     The Company has focused on developing appropriate policies or risk mitigation actions to address Year 2000 related failures prior to the millennium due to reliance on internal or external dependencies. The Company is working with key external parties, including customers, counterparties, vendors, exchanges, depositories, utilities, suppliers, agents, and regulatory agencies, to eliminate the potential risks posed by the Year 2000 problem. Year 2000 compliance by the Company's borrowers is now an integral part of its underwriting procedures. The Company is prepared to curtail credit availability to customers identified as having material exposure to the Year 2000 issue. However, its ability to exercise curtailment may be limited by various factors, including existing legal agreements and potential concerns regarding lender liability.

     The Company has also completed an extensive review of its non-information technology systems, such as elevators, escalators, bank vaults and security systems. Most of these systems do not have date sensitive systems or imbedded computer chips, and the Company has received written confirmation from substantially all vendors of these systems that they are Year 2000 compliant.

     The failure of external parties to resolve their own Year 2000 issues in a timely manner could result in a material financial risk to the Company. For potential failure scenarios where the risk to the Company is deemed significant and where the risk is considered to have higher probability of occurrence, the Company has developed business recovery/contingency plans. These plans define the infrastructure that should be put in place for managing a failure after January 1, 2000.

     Costs to prepare the Company's systems for the Year 2000 are estimated at approximately $4.0 million, for internal systems renovation and testing, testing equipment and both internal and external resources working on the project. Through December 31, 1998, the Company had incurred approximately $2.4 million of these costs. Capital expenditures total approximately $584,000 and non-capital expenditures total approximately $1.8 million.

     OTHER MATTERS

     On October 20, 1998, the Company and the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fort Bend Holding Corp. ("Fort Bend"), whereby Fort Bend will merge into the Company. Fort Bend is the parent company of Fort Bend Federal Savings and Loan Association of Rosenberg and the majority owner of Mitchell Mortgage Co., L.L.C. of The Woodlands, Texas. The Merger Agreement, which is subject to approval of the shareholders of Fort Bend and various regulatory authorities, provides for the exchange of 1.45 shares of the Company's common shares for each share of Fort Bend common stock, approximately 4.3 million shares. At December 31, 1998, Fort Bend had total assets of approximately $317 million and total deposits of $270 million. The transaction is expected to be accounted for as a pooling of interests.

     In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all fiscal years beginning after June 15, 1999. This pronouncement is not anticipated to have a material effect on the Company's financial position, results of operations or cash flows.

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

QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table represents summarized data for each of the quarters in fiscal 1998 and 1997 (in thousands, except earnings per share).

                                                       1998                                     1997
                                       -------------------------------------    -------------------------------------
                                       FOURTH     THIRD    SECOND     FIRST     FOURTH     THIRD    SECOND     FIRST
                                       QUARTER   QUARTER   QUARTER   QUARTER    QUARTER   QUARTER   QUARTER   QUARTER
                                       -------   -------   -------   -------    -------   -------   -------   -------
Interest income......................  $36,942   $36,354   $33,902   $31,947    $31,189   $29,285   $25,870   $22,587
Interest expense.....................   15,288    15,235    14,170    14,157     13,354    12,585    10,458     9,331
                                       -------   -------   -------   -------    -------   -------   -------   -------
    Net interest income..............   21,654    21,119    19,732    17,790     17,835    16,700    15,412    13,256
Provision for loan losses............    1,200     1,200       900       600      1,150     1,158     1,036       542
                                       -------   -------   -------   -------    -------   -------   -------   -------
    Net interest income after
      provision for loan losses......   20,454    19,919    18,832    17,190     16,685    15,542    14,376    12,714
Noninterest income...................    4,532     4,000     3,672     3,598      2,923     2,556     2,793     2,327
Noninterest expenses.................   15,724    14,804    13,998    12,823     11,832    12,805    10,074     9,328
                                       -------   -------   -------   -------    -------   -------   -------   -------
    Income before income taxes.......    9,262     9,115     8,506     7,965      7,776     5,293     7,095     5,713
Provision for income taxes...........    3,297     3,236     3,019     2,826      2,721     1,855     2,490     2,006
                                       -------   -------   -------   -------    -------   -------   -------   -------
Net income before bank preferred
  stock dividends....................    5,965     5,879     5,487     5,139      5,055     3,438     4,605     3,707
Bank preferred stock dividends.......    --        --        --        --         --        --        --           36
                                       -------   -------   -------   -------    -------   -------   -------   -------
Net income available to common
  shareholders.......................  $ 5,965   $ 5,879   $ 5,487   $ 5,139    $ 5,055   $ 3,438   $ 4,605   $ 3,671
                                       =======   =======   =======   =======    =======   =======   =======   =======
Basic earnings per common share......  $  0.26   $  0.25   $  0.24   $  0.23    $  0.23   $  0.15   $  0.21   $  0.18
Diluted earnings per common share....  $  0.25   $  0.24   $  0.23   $  0.22    $  0.21   $  0.15   $  0.20   $  0.16
Weighted average common shares and
  common share equivalents
  outstanding (in 000's).............   24,273    24,234    24,342    24,003     23,688    23,698    23,540    22,657

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding the directors and persons nominated to become directors of the Company, reference is made to the information presented in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (the "1999 Proxy Statement"). All of such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     For information concerning the compensation paid by the Company during the year ended December 31, 1998 to its executive officers, reference is made to the information presented in the Company's 1999 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning the beneficial ownership of the common stock of the Company by its directors and officers and by certain other beneficial owners, reference is made to the information presented in the Company's 1999 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information regarding certain business relationships and related transactions involving the Company's officers and directors, reference is made to the information presented in the Company's 1999 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) AND (d)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The financial statements and financial statement schedule listed on the accompanying Index to Financial Statements and Schedule (see page F-1) are filed as part of this Form 10-K.

(b)  REPORTS ON FORM 8-K

     The following report on Form 8-K was filed by the Company during the three months ended December 31, 1998:

     Current Report on Form 8-K dated October 20, 1998, covering "Item 5. Other Events."

     The purpose of this Form 8-K Current Report was to file as exhibits, a copy of the joint news release dated October 21, 1998 of the Company and Fort Bend Holding Corp. ("Fort Bend") announcing the execution of an Agreement and Plan of Merger and a copy of the Agreement and Plan of Merger providing for the merger of Fort Bend with and into the Company.

(c)  *Exhibits:

           2.1       --   Agreement and Plan of Merger dated October 20, 1998, between the Company and
                          Fort Bend Holding Corp. (incorporated by reference to Appendix A to the Proxy
                          Statement/Prospectus contained in the Company's Form S-4 Registration Statement
                          No. 333-70525)

           3.1       --   Articles of Incorporation of the Company

           3.2       --   Bylaws of the Company (Restated as of December 31, 1996)

           3.3       --   Amendment dated December 18, 1996 to Articles of Incorporation of the Company

           4.1       --   Specimen Common Stock certificate

          10.1       --   1989 Stock Option Plan

          10.2       --   1993 Stock Option Plan

          10.3       --   Form of Stock Option Agreement under 1989 Stock Option Plan and 1993 Stock
                          Option Plan

          10.4       --   1996 Stock Option Plan, as amended February 23, 1998

          10.5       --   Form of Incentive Stock Option Agreement under 1996 Stock Option Plan

          10.6       --   Form of Non-qualified Stock Option Agreement under 1996 Stock Option Plan

          10.7       --   Directors Stock Option Plan, adopted October, 1993

          10.8       --   Form of Stock Option Agreement under Directors Stock Option Plan

          10.9       --   Form of Change in Control Agreement between the Company and each of Walter E.
                          Johnson, Paul B. Murphy, Jr., Joseph H. Argue, David C. Farries, Sharon K.
                          Sokol, Yale Smith, Steve D. Stephens and Anthony Torentinos

          10.10      --   Form of Employment Contract between the Company and J. Nolan Bedford
                          (incorporated by reference to Exhibit B-1 to Exhibit 2.1 to the Registrant's
                          Form S-4 Registration Statement No. 333-27897).

          21.1       --   List of subsidiaries of the Company

        **23.1       --   Consent of PricewaterhouseCoopers LLP

        **27.1       --   Financial Data Schedule

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

                                          Date: March 2, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                     SIGNATURE                                         TITLE                          DATE
---------------------------------------------------  ------------------------------------------  --------------
               /s/WALTER E. JOHNSON                  Chairman of the Board and Chief Executive   March 2, 1999
                 WALTER E. JOHNSON                   Officer (Principal Executive Officer)

                /s/DAVID C. FARRIES                  Executive Vice President, Treasurer and     March 2, 1999
                 DAVID C. FARRIES                    Secretary (Principal Financial Officer)

               /s/R. JOHN McWHORTER                  Senior Vice President and Controller        March 2, 1999
                 R. JOHN MCWHORTER                   (Principal Accounting Officer)

                /s/JOHN W. JOHNSON                   Director and Chairman of the Executive      March 2, 1999
                  JOHN W. JOHNSON                    Committee of the Board

              /s/PAUL B. MURPHY, JR.                 Director, President and Chief Operating     March 2, 1999
                PAUL B. MURPHY, JR.                  Officer

               /s/JOHN B. BROCK III                  Director                                    March 2, 1999
                 JOHN B. BROCK III

               /s/ERNEST H. COCKRELL                 Director                                    March 2, 1999
                ERNEST H. COCKRELL

                /s/J. DAVID HEANEY                   Director                                    March 2, 1999
                  J. DAVID HEANEY

              /s/WILHELMINA R. MORIAN                Director                                    March 2, 1999
               WILHELMINA R. MORIAN

              /s/ANDRES PALANDJOGLOU                 Director                                    March 2, 1999
                ANDRES PALANDJOGLOU

             /s/ADOLPH A. PFEFFER, JR.               Director                                    March 2, 1999
              ADOLPH A. PFEFFER, JR.

            /s/STANLEY D. STEARNS, JR.               Director                                    March 2, 1999
              STANLEY D. STEARNS, JR.

               /s/MICHAEL T. WILLIS                  Director                                    March 2, 1999
                 MICHAEL T. WILLIS

                                       32

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                        PAGE
                                        ----
Consolidated Financial Statements

     Report of Independent
      Accountants....................    F-2

     Consolidated Balance Sheet as of
      December 31, 1998 and 1997.....    F-3

     Consolidated Statement of Income
      for the Years Ended December
      31, 1998, 1997 and 1996........    F-4

     Consolidated Statement of
      Changes in Shareholders' Equity
      for the Years Ended
       December 31, 1998, 1997 and
      1996...........................    F-5

     Consolidated Statement of Cash
      Flows for the Years Ended
      December 31, 1998, 1997 and
      1996...........................    F-6

     Notes to Consolidated Financial
      Statements.....................    F-7

Financial Statement Schedule

     Report of Independent
      Accountants....................   F-24

     Schedule I -- Parent Company
      Condensed Financial
      Statements.....................   F-25

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Southwest Bancorporation of Texas, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, changes in shareholders' equity, and cash flows present fairly, in all material respects, the consolidated financial position of Southwest Bancorporation of Texas, Inc. and Subsidiary (the "Company") at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Houston, Texas
February 12, 1999

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              DECEMBER 31,
                                       --------------------------
                                           1998          1997
                                       ------------  ------------
               ASSETS
Cash and due from banks..............  $    119,916  $    104,363
Federal funds sold and other cash
  equivalents........................        27,535       132,616
                                       ------------  ------------
          Total cash and cash
             equivalents.............       147,451       236,979
Securities -- available for sale.....       647,462       555,398
Loans receivable, net................     1,325,877       975,815
Premises and equipment, net..........        26,329        21,348
Accrued interest receivable..........        13,558        11,159
Prepaid expenses and other assets....        44,844         6,905
                                       ------------  ------------
          Total assets...............  $  2,205,521  $  1,807,604
                                       ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand -- noninterest-bearing...  $    539,922  $    492,843
     Demand -- interest-bearing......        65,933        58,915
     Money market accounts...........       710,852       580,605
     Savings.........................        12,469        14,850
     Time, $100 and over.............       310,951       267,533
     Other time......................        89,259        97,595
                                       ------------  ------------
          Total deposits.............     1,729,386     1,512,341
Securities sold under repurchase
  agreements.........................       181,696       155,832
Other short-term borrowings..........       138,388        17,243
Accrued interest payable.............         1,292         1,259
Other liabilities....................        11,025         6,094
                                       ------------  ------------
          Total liabilities..........     2,061,787     1,692,769
                                       ------------  ------------
Commitments and contingencies
Shareholders' equity:
     Common stock -- $1 par value,
      50,000,000 shares authorized;
      23,353,414 and 22,370,526
      shares issued and outstanding
      at December 31, 1998 and 1997,
      respectively...................        23,353        22,370
     Additional paid-in capital......        41,830        38,364
     Retained earnings...............        74,803        52,333
     Accumulated other comprehensive
      income.........................         3,748         1,768
                                       ------------  ------------
          Total shareholders'
             equity..................       143,734       114,835
                                       ------------  ------------
          Total liabilities and
             shareholders' equity....  $  2,205,521  $  1,807,604
                                       ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                          1998       1997       1996
                                       ----------  ---------  ---------
Interest income:
     Loans...........................  $  101,200  $  78,509  $  55,771
     Securities......................      32,804     24,908     20,892
     Federal funds sold and other....       5,140      5,515      1,594
                                       ----------  ---------  ---------
          Total interest income......     139,144    108,932     78,257
Interest expense on deposits and
  other borrowings...................      58,850     45,729     32,275
                                       ----------  ---------  ---------
          Net interest income........      80,294     63,203     45,982
Provision for loan losses............       3,900      3,886      2,090
                                       ----------  ---------  ---------
          Net interest income after
             provision for loan
             losses..................      76,394     59,317     43,892
                                       ----------  ---------  ---------
Other income:
     Service charges.................       7,708      6,025      4,473
     Investment services.............       3,303      2,339      1,215
     Other operating income..........       4,327      1,711      1,159
     Gain on sale of securities......         463        498     --
                                       ----------  ---------  ---------
          Total other income.........      15,801     10,573      6,847
                                       ----------  ---------  ---------
Other expenses:
     Salaries and employee
       benefits......................      34,900     24,950     18,984
     Occupancy expense...............       8,963      6,814      4,881
     Loss on sale of securities......      --         --            112
     Merger-related expenses and
       other charges.................          67      2,011     --
     Other operating expenses........      13,417     10,238      8,233
                                       ----------  ---------  ---------
          Total other expenses.......      57,347     44,013     32,210
                                       ----------  ---------  ---------
          Income before income
             taxes...................      34,848     25,877     18,529
Provision for income taxes...........      12,378      9,072      6,468
                                       ----------  ---------  ---------
          Net income before bank
             preferred stock
             dividend................      22,470     16,805     12,061
Bank preferred stock dividend........      --             36        457
                                       ----------  ---------  ---------
          Net income available for
             common shareholders.....  $   22,470  $  16,769  $  11,604
                                       ==========  =========  =========
Earnings per common share:
          Basic......................  $     0.97  $    0.77  $    0.62
                                       ==========  =========  =========
          Diluted....................  $     0.93  $    0.72  $    0.57
                                       ==========  =========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      ACCUMULATED
                                          COMMON STOCK       ADDITIONAL                  OTHER            TOTAL
                                       -------------------    PAID-IN     RETAINED   COMPREHENSIVE    SHAREHOLDERS'
                                        SHARES     DOLLARS    CAPITAL     EARNINGS   INCOME/(LOSS)       EQUITY
                                       ---------   -------   ----------   --------   --------------   -------------
BALANCE, DECEMBER 31, 1995...........  18,085,160  $18,085    $ 16,278    $23,960       $    (18)       $  58,305
    Issuance of common stock to
      benefit plan...................     34,870        35         133                                        168
    Liquidation of partial shares....       (108)                   (1)                                        (1)
    Proceeds from sale of common
      stock..........................    687,242       687       2,587                                      3,274
    Deferred compensation
      amortization...................                              135                                        135
    Cash dividends on preferred stock
      ($.61 per share)...............                                        (457)                           (457)
Comprehensive income:
    Net income for the year ended
      December 31, 1996..............                                      12,061                          12,061
    Net change in unrealized
      depreciation on securities
      available for sale, net of
      deferred taxes of $38..........                                                        (70)             (70)
                                                                                                      -------------
    Total comprehensive income.......                                                                      11,991
                                       ---------   -------   ----------   --------   --------------   -------------
BALANCE, DECEMBER 31, 1996...........  18,807,164   18,807      19,132     35,564            (88)          73,415
    Issuance of common stock to
      benefit plan...................      5,040         5          30                                         35
    Exercise of stock options........    913,322       913       2,058                                      2,971
    Proceeds of public offering......  2,645,000     2,645      17,165                                     19,810
    Redemption of Bank preferred
      stock..........................                             (177)                                      (177)
    Deferred compensation
      amortization...................                              156                                        156
    Cash dividends on preferred stock
      ($.05 per share)...............                                         (36)                            (36)
Comprehensive income:
    Net income for the year ended
      December 31, 1997..............                                      16,805                          16,805
    Net change in unrealized
      appreciation on securities
      available for sale, net of
      deferred taxes of ($999).......                                                      1,856            1,856
                                                                                                      -------------
    Total comprehensive income.......                                                                      18,661
                                       ---------   -------   ----------   --------   --------------   -------------
BALANCE, DECEMBER 31, 1997...........  22,370,526   22,370      38,364     52,333          1,768          114,835
    Common stock issued in
      acquisition....................    280,000       280         304                                        584
    Exercise of stock options........    702,888       703       3,018                                      3,721
    Deferred compensation
      amortization...................                              144                                        144
Comprehensive income:
      Net income for the year ended
         December 31, 1998...........                                      22,470                          22,470
      Net change in unrealized
         appreciation on securities
         available for sale, net of
         deferred taxes of
         ($1,066)....................                                                      1,980            1,980
                                                                                                      -------------
      Total comprehensive income.....                                                                      24,450
                                       ---------   -------   ----------   --------   --------------   -------------
BALANCE, DECEMBER 31, 1998........... 23,353,414   $23,353    $ 41,830    $74,803       $  3,748        $ 143,734
                                       =========   =======   ==========   ========   ==============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                               YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1998          1997          1996
                                       ------------  ------------  ------------
Cash flows from operating activities:
  Net income.........................  $     22,470  $     16,805  $     12,061
  Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Provision for loan losses.......         3,900         3,886         2,090
     Depreciation....................         4,731         3,715         2,832
     Compensation expense............            --            36           168
     Deferred compensation
     amortization....................           144           165           135
     Deferred tax (benefit)
     expense.........................        (2,679)          (67)          340
     Loss on sale of other assets....           132           559             4
     Realized (gain) loss on
     securities available for sale,
     net.............................          (463)         (142)          112
     Net amortization of premiums and
     discounts.......................         1,407         1,424         1,994
     Dividends on Federal Home Loan
     Bank stock......................          (853)       (2,861)       (1,694)
     (Increase) decrease in accrued
       interest receivable, prepaid
       expenses and other assets.....       (14,241)       (5,350)          659
     Increase (decrease) in accrued
       interest payable and other
       liabilities...................         2,877         5,651        (1,144)
                                       ------------  ------------  ------------
          Net cash provided by
             operating activities....        17,425        23,821        17,557
                                       ------------  ------------  ------------
Cash flows from investing activities:
  Proceeds from maturity of
     securities available for sale...       284,496        42,080        53,657
  Principal paydowns of
     mortgage-backed securities
     available for sale..............       111,817        47,139        50,138
  Proceeds from sale of securities
     available for sale..............       123,185        93,109        43,011
  Purchase of securities available
     for sale........................      (608,608)     (387,894)     (144,811)
  Proceeds from sale of other real
     estate and other loan related
     assets..........................           492            56            24
  Net increase in loans receivable...      (354,359)     (255,748)     (201,215)
  Purchase of Bank-owned life
     insurance policies..............       (20,000)           --            --
  Purchase of premises and
     equipment.......................        (9,711)       (9,157)       (7,205)
                                       ------------  ------------  ------------
          Net cash used in investing
             activities..............      (472,688)     (470,415)     (206,401)
                                       ------------  ------------  ------------
Cash flows from financing activities:
  Net increase in noninterest-bearing
     demand deposits.................        47,079       119,818       117,381
  Net increase in time deposits......        35,082       138,464        60,357
  Net increase in other
     interest-bearing deposits.......       134,884       212,612        23,536
  Net increase in securities sold
     under repurchase agreements.....        25,864        19,713        40,480
  Net increase in other short-term
     borrowings......................       121,145         7,216         8,739
  Net proceeds from public offering
     of common stock.................            --        19,810         3,275
  Proceeds from exercise of stock
     options.........................         1,681           729            --
  Payment of dividends on Bank
     preferred stock.................            --          (152)         (391)
  Retirement of Bank preferred
     stock...........................            --        (7,500)           --
                                       ------------  ------------  ------------
          Net cash provided by
             financing activities....       365,735       510,710       253,377
                                       ------------  ------------  ------------
Net increase (decrease) in cash and
  cash equivalents...................       (89,528)       64,116        64,533
Cash and cash equivalents at
  beginning of year..................       236,979       172,863       108,330
                                       ------------  ------------  ------------
Cash and cash equivalents at end of
  year...............................  $    147,451  $    236,979  $    172,863
                                       ============  ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

     Substantially all of the Company's revenue and income is derived from the operations of the Bank. The Bank provides a full range of commercial and private banking services to small and middle market businesses and individuals in the Houston metropolitan area.

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

     On February 5, 1998, the Bank acquired all the common stock of First Republic Capital Corp. and City Financial Services, Inc., two related commercial finance companies. These companies specialize in providing operating funds to businesses by converting their accounts receivable to cash. The transaction which resulted in the exchange of 280,000 shares of the Company's common shares for all of the outstanding stock of First Republic Capital Corp. and City Financial Services, Inc., has been accounted for as a pooling of interests, although historical financial statements have not been restated due to immateriality.

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

  CASH AND CASH EQUIVALENTS

     The Company considers federal funds sold, due from bank demand accounts and other highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company classifies investments in money market funds as securities and not cash equivalents.

     The Company is required to maintain noninterest-bearing cash reserve balances with the Federal Reserve Bank. The average balance was approximately $3,000 and $10,800 for the years ended December 31, 1998 and 1997, respectively.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  SECURITIES

     Securities which management intends and has the ability to hold to maturity are classified as held to maturity. Securities held to maturity are stated at cost, increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method. The Company held no securities classified as held to maturity at December 31, 1998 or 1997.

     Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors, are classified as available for sale and are carried at fair value. Fair values of securities are estimated based on available market quotations. Unrealized holding gains and losses, net of taxes, on available for sale securities are reported as a separate component of other comprehensive income until realized. The amortized cost of securities available for sale is increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method. Gains and losses on the sale of available for sale securities are determined using the specific identification method.

     Trading securities are carried at market value. Realized and unrealized gains and losses on trading securities are recognized in the statement of income as they occur. The Company held no trading securities at December 31, 1998 and 1997.

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

     A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest past due. The Company generally considers a period of delay in payment to include delinquency up to 90 days. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through the provision for loan losses.

     The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

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

  PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method and is charged to operating expense over the estimated useful lives of the assets. Depreciation expense has been computed principally using estimated lives of ten to twenty years for premises, three to five years for hardware and software, and three to ten years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the initial term of the respective lease or the estimated useful life of the improvement. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period.

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

  EARNINGS PER COMMON SHARE

     Basic earnings per common share is computed by dividing income available for common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing income available for common shareholders by the sum of the weighted average number of common shares outstanding and the effect of all potential dilutive common shares outstanding for the period.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  INCOME TAX

     Deferred income taxes are provided utilizing the liability method whereby deferred income tax assets or liabilities are recognized for the tax consequences in future years of differences in the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No.
133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all fiscal years beginning after June 15, 1999. This pronouncement is not anticipated to have a material effect on the Company's financial position, results of operations or cash flows.

2.  SECURITIES:

     The amortized cost and fair value of securities classified as available for sale is as follows:

                                                      DECEMBER 31, 1998
                                        ----------------------------------------------
                                                        GROSS UNREALIZED
                                        AMORTIZED      ------------------      FAIR
                                          COST         GAINS       LOSSES     VALUE
                                        ---------      ------      ------   ----------
U.S. Government securities...........   $ 143,570      $1,575      $   --   $  145,145
Mortgage-backed securities...........     488,641       4,549        (452)     492,738
Federal Reserve Bank stock...........       1,869          --          --        1,869
Federal Home Loan Bank stock.........       6,271          --          --        6,271
Other securities.....................       1,346          94          (1)       1,439
                                        ---------      ------      ------   ----------
     Total securities available for
       sale..........................   $ 641,697      $6,218      $ (453)  $  647,462
                                        =========      ======      ======   ==========

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                      DECEMBER 31, 1997
                                        ----------------------------------------------
                                                        GROSS UNREALIZED
                                        AMORTIZED      ------------------      FAIR
                                          COST         GAINS       LOSSES     VALUE
                                        ---------      ------      ------   ----------
U.S. Government securities...........   $ 163,230      $  536      $   (4)  $  163,762
Mortgage-backed securities...........     323,434       2,275        (151)     325,558
Federal Reserve Bank stock...........       1,791          --          --        1,791
Federal Home Loan Bank stock.........      37,942          --          --       37,942
Other securities.....................      26,281          64          --       26,345
                                        ---------      ------      ------   ----------
     Total securities available for
       sale..........................   $ 552,678      $2,875      $ (155)  $  555,398
                                        =========      ======      ======   ==========

     The scheduled maturities of securities classified as available for sale is as follows:

                                           DECEMBER 31, 1998            DECEMBER 31, 1997
                                        -----------------------      -----------------------
                                        AMORTIZED       FAIR         AMORTIZED       FAIR
                                           COST        VALUE            COST        VALUE
                                        ----------   ----------      ----------   ----------
Due in one year or less..............    $  49,061   $   49,335       $ 100,767   $  100,853
Due from one year to five years......       64,509       65,650          62,463       62,909
Due after 5 years....................       30,000       30,160          --           --
                                        ----------   ----------      ----------   ----------
                                           143,570      145,145         163,230      163,762
Mortgage-backed securities...........      488,641      492,738         323,434      325,558
Federal Reserve Bank stock...........        1,869        1,869           1,791        1,791
Federal Home Loan Bank stock.........        6,271        6,271          37,942       37,942
Other securities.....................        1,346        1,439          26,281       26,345
                                        ----------   ----------      ----------   ----------
     Total securities available for
       sale..........................    $ 641,697   $  647,462       $ 552,678   $  555,398
                                        ==========   ==========      ==========   ==========

     Securities with a market value of $507,178 and $354,896 at December 31, 1998 and 1997, respectively, have been pledged to collateralize repurchase agreements, public deposits and other items.

3.  LOANS:

                                             DECEMBER 31,
                                       ------------------------
                                           1998         1997
                                       ------------  ----------
Commercial...........................  $    635,161  $  448,575
Real estate:
     Construction....................       232,951     129,932
     1-4 family residential..........       189,613     171,739
     Other...........................       180,773     149,028
Consumer.............................       103,548      88,862
                                       ------------  ----------
                                          1,342,046     988,136
Less:
     Unearned fees and discounts.....        (2,888)     (1,986)
     Allowance for loan losses.......       (13,281)    (10,335)
                                       ------------  ----------
                                       $  1,325,877  $  975,815
                                       ============  ==========

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     An analysis of the allowance for loan losses is as follows:

                                         1998       1997       1996
                                       ---------  ---------  ---------
Balance, beginning of year...........  $  10,335  $   7,400  $   6,024
Provision charged against
  operations.........................      3,900      3,886      2,090
Charge-offs..........................     (1,087)    (1,078)      (807)
Recoveries...........................        133        127         93
                                       ---------  ---------  ---------
Balance, end of year.................  $  13,281  $  10,335  $   7,400
                                       =========  =========  =========

     A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Company's impaired loans were approximately $14.000 and $2.700 at December 31, 1998 and 1997, respectively. The largest component of impaired loans at December 31, 1998 is a commercial energy related loan of approximately $10.600. The average recorded investment in impaired loans during 1998 and 1997 was $6.300 and $2.200, respectively. The total required allowance for loan losses related to these loans was $0 at December 31, of 1998 and 1997. Interest income on impaired loans of $415 and $0 was recognized for cash payments received in 1998 and 1997, respectively.

     The Bank is not committed to lend additional funds to debtors whose loans have been modified.

     The Company has loans, deposits, and other transactions with its principal shareholders, officers, directors and organizations with which such persons are associated which were made in the ordinary course of business. At December 31, 1998 and 1997, the aggregate amount of loans and unfunded lines of credit to such related parties was $44,724 and $13,493, respectively.

     Following is an analysis of activity with respect to these amounts:

                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
Balance, beginning of year...........  $  13,493  $   9,227
New loans and unfunded lines of
credit...............................     32,661      5,866
Repayments...........................       (930)    (1,600)
                                       ---------  ---------
Balance, end of year.................  $  44,724  $  13,493
                                       =========  =========

4.  PREMISES AND EQUIPMENT:

     Premises and equipment consists of the following:

                                              DECEMBER 31,
                                          --------------------
                                            1998       1997
                                          ---------  ---------
Land....................................  $   6,079  $   3,998
Premises and leasehold improvements.....     10,722      9,522
Furniture and equipment.................     24,406     18,393
                                          ---------  ---------
                                             41,207     31,913
Less accumulated depreciation and
amortization............................    (14,878)   (10,565)
                                          ---------  ---------
                                          $  26,329  $  21,348
                                          =========  =========

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  PREPAID EXPENSES AND OTHER ASSETS:

     Prepaid expenses and other assets consists of the following:

                                              DECEMBER 31,
                                          --------------------
                                            1998       1997
                                          ---------  ---------
Foreclosed real estate..................  $     464  $     546
Deferred income taxes...................      2,254        641
Goodwill................................      1,510      1,641
Prepaid expenses........................        696        629
Banker's acceptances....................      1,936         70
Investment in unconsolidated investee...      3,500      1,925
Cash value of bank-owned life
  insurance.............................     20,390     --
Factored receivables....................      8,948     --
Other...................................      5,346      1,453
                                          ---------  ---------
                                          $  44,844  $   6,905
                                          =========  =========

6.  DEPOSITS:

     At December 31, 1998, scheduled maturities of time deposits are summarized as follows:

1999....................................  $  368,725
2000....................................      18,837
2001....................................       7,315
2002....................................       2,553
2003....................................       1,514
Thereafter..............................       1,266
                                          ----------
                                          $  400,210
                                          ==========

     At December 31, 1998 and 1997, the aggregate amount of deposits from related parties was $46,712 and $43,673, respectively.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER SHORT-TERM BORROWINGS:

     Securities sold under repurchase agreements and other short-term borrowings, consisting of federal funds purchased and treasury, tax, and loan deposits, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                        DECEMBER 31,      DECEMBER 31,
                                            1998              1997
                                        ------------      ------------
Securities sold under repurchase
  agreements:
     Average.........................     $182,254          $129,460
     Year-end........................      181,696           155,832
     Maximum month-end balance during
       year..........................      240,670           155,832
Interest rate:
     Average.........................         4.77%             4.97%
     Year-end........................         5.16%             5.02%
Other short-term borrowings:
     Average.........................     $ 26,034          $ 14,843
     Year-end........................      138,388            17,243
     Maximum month-end balance during
       year..........................      138,388            50,645
Interest rate:
     Average.........................         5.65%             5.60%
     Year-end........................         5.60%             6.54%

     Securities sold under repurchase agreements generally include U.S. Government securities and are maintained in safekeeping by correspondent banks. The Company enters into these repurchase agreements as a service to its customers.

     Subject to certain limitations, the Bank may borrow funds from the Federal Home Loan Bank ("FHLB") in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank's financial and operating condition. Borrowings from the FHLB to the Bank were approximately $30,000 and $17,200 at December 31, 1998 and 1997, respectively. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances. Unused borrowing capacity at December 31, 1998 was $118,400.

8.  INCOME TAXES:

     The income tax provision (benefit) for the years ended December 31, 1998, 1997 and 1996 is composed of the following:

                                         1998       1997       1996
                                       ---------  ---------  ---------
Current..............................  $  15,057  $   9,139  $   6,128
Deferred.............................     (2,679)       (67)       340
                                       ---------  ---------  ---------
                                       $  12,378  $   9,072  $   6,468
                                       =========  =========  =========

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects are as follows:

                                           DECEMBER 31, 1998          DECEMBER 31, 1997
                                        -----------------------    -----------------------
                                         TEMPORARY        TAX       TEMPORARY        TAX
                                        DIFFERENCES     EFFECT     DIFFERENCES     EFFECT
                                        ------------    -------    ------------    -------
Premises and equipment...............     $    307      $   107      $    623      $   218
Allowance for loan losses............       12,708        4,448         9,609        3,364
Unearned fees........................           20            7            43           15
Deferred compensation................          344          120           692          242
Accruals.............................          111           39           163           57
Other................................          256           90        --            --
                                        ------------    -------    ------------    -------
     Deferred income tax asset.......     $ 13,746        4,811      $ 11,130        3,896
                                        ============    -------    ============    -------
Unrealized gain on securities
  available for sale.................     $  5,765        2,018      $  2,720          952
Market discounts on securities.......          360          126           369          129
Federal Home Loan Bank stock
  dividend...........................        1,180          413         6,211        2,174
                                        ------------    -------    ------------    -------
     Deferred income tax liability...     $  7,305        2,557      $  9,300        3,255
                                        ============    -------    ============    -------
Net deferred income tax asset........                   $ 2,254                    $   641
                                                        =======                    =======

     The reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows:

                                           YEAR ENDED DECEMBER 31,
                                           ------------------------
                                           1998      1997      1996
                                           ----      ----      ----
Statutory federal income tax rate.......   35.0%     35.0%     35.0%
Permanent differences...................    0.5       1.5       0.6
Effect of utilization of graduated tax
  rates.................................    --        --       (0.7)
Other...................................    --       (1.5)      0.1
                                           ----      ----      ----
Effective income tax rate...............   35.5%     35.0%     35.0%
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

     The Company applies the intrinsic value method in accounting for the Stock Option Plan and the Company's other prior stock-based compensation plans. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123") which, if fully adopted by the Company, would change the method the Company applies in recognizing the expense of its stock-based compensation plans for awards subsequent to 1994. Adoption of the expense recognition provisions of SFAS 123 is optional and the Company decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS 123 are required by SFAS 123 and are presented below.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  THE STOCK OPTION PLAN

     Under the Stock Option Plan, the Company is authorized to issue up to 2,000,000 shares of common stock pursuant to "Awards" granted in the form of incentive stock options which qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options which do not qualify under Section 422 of the Code, and stock appreciation rights. Awards may be granted to selected employees and directors of the Company or any subsidiary. The Stock Option Plan provides that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant, and that the exercise price of any nonqualified stock option may be equal to, greater than or less than the fair market value of the common stock on the date of grant.

     The Company granted 637,652, 220,074 and 848,500 stock options in 1998, 1997 and 1996, respectively. These stock options were granted with an exercise price, as determined in each individual grant agreement. The majority of the options granted vest over a five year period commencing on the date of grant (i.e., 60% vest on the third anniversary of the date of grant and 20% vest on each of the next two anniversaries of the date of grant) with the remaining options vesting over a period not to exceed five years.

     Included in the 1996 grants were 5,000 nonqualified stock options that will vest only if a specified performance measure is attained. These performance-based stock options were fully vested at December 31, 1997, as the performance measure was attained.

     In accordance with APB 25, compensation expense is recognized for discounted stock options granted and for performance-based stock options granted (but not for the nondiscounted stock options granted). The Company has recognized $144, $165 and $135 of compensation expense in connection with these grants in 1998, 1997 and 1996, respectively.

     A summary of the status of the Company's stock options as of December 31, 1998, 1997, and 1996 and the change during the years is as follows:

                                                 1998                      1997                      1996
                                        ----------------------    ----------------------    ----------------------
                                                      WEIGHTED                  WEIGHTED                  WEIGHTED
                                         # SHARES     AVERAGE      # SHARES     AVERAGE      # SHARES     AVERAGE
                                        UNDERLYING    EXERCISE    UNDERLYING    EXERCISE    UNDERLYING    EXERCISE
                                         OPTIONS       PRICES      OPTIONS       PRICES      OPTIONS       PRICES
                                        ----------    --------    ----------    --------    ----------    --------
Outstanding at beginning of the
  year...............................    2,681,964     $ 4.63      3,416,660     $ 3.35      2,616,910     $ 1.54
     Granted at a discount...........       19,715     $ 5.05         30,000     $ 5.94         42,500     $ 4.73
     Granted at-the-money............      617,937     $ 8.14        190,074     $ 9.04        801,000     $ 8.07
     Granted at a premium............            0        n/a              0        n/a          5,000     $ 5.00
Total granted........................      637,652     $ 8.04        220,074     $ 8.67        848,500     $ 7.88
Exercised............................      702,888     $ 1.20        913,322     $ 1.04              0        n/a
Forfeited............................       33,725     $ 5.98         41,448     $ 2.43         48,750     $ 4.17
Expired..............................            0        n/a              0        n/a              0        n/a
Outstanding at end of year...........    2,583,003     $ 7.08      2,681,964     $ 4.63      3,416,660     $ 3.35
Exercisable at end of year...........      781,434     $ 6.56        877,606     $ 2.70      1,272,198     $ 1.27

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model with the following weighted-average assumptions for grants in 1998, 1997 and 1996: dividend yield of 0.00%: risk-free interest rates are different for each grant and range from 5.21% to 6.48%; the expected lives of options range from 5 to 6 years; and a volatility of 26.77%, 25.36% and 0% respectively. The weighted average grant date fair value of options granted during the year is as follows:

                                         1998       1997       1996
                                       ---------  ---------  ---------
Weighted-average fair value of
  options granted at a discount......  $    4.71  $    7.06  $    1.59
Weighted-average fair value of
  options granted at-the-money.......  $    2.96  $    3.68  $    2.37
Weighted-average fair value of
  options granted at a premium.......        n/a        n/a  $    1.20
Weighted-average fair value of all
  options granted during the year....  $    3.43  $    4.14  $    2.32

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                                 OPTIONS OUTSTANDING
                                        --------------------------------------      OPTIONS EXERCISABLE
                                                        WEIGHTED                  -----------------------
                                                         AVERAGE      WEIGHTED                   WEIGHTED
                                                        REMAINING     AVERAGE                    AVERAGE
                                          NUMBER       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
      RANGE OF EXERCISE PRICES          OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
-------------------------------------   -----------    -----------    --------    -----------    --------
$.20 to $5.20........................    1,070,316        *             $2.83       671,718        $2.81
$7.50 to $11.16......................      886,410         7.65         $8.38        69,566        $8.25
$12.54 to $15.35.....................       43,740         8.77        $13.81             0          n/a
15.38 to 20.19.......................      582,537         9.50        $16.33        40,150       $15.38
                                        -----------    ===========    --------    -----------    --------
$.20 to $20.19.......................    2,583,003        *             $7.97       781,434        $3.94
                                        ===========                               ===========

------------
* All options, with an exercise price between $.20 to $5.20, are exercisable while the employee remains an employee at the Company and cease to be exercisable three months after termination of employment.

     If the fair value based method of accounting under SFAS 123 had been applied, the Company's net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
Net income available for common
  shareholders
     As reported.....................  $  22,470  $  16,769  $  11,604
     Pro forma.......................     21,419     15,962     11,382
Basic earnings per common share......
     As reported.....................  $    0.97  $    0.77  $    0.62
     Pro forma.......................       0.92       0.73       0.61
Diluted earnings per common share
     As reported.....................  $    0.93  $    0.72  $    0.57
     Pro forma.......................       0.89       0.69       0.56

     The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  BENEFIT PLAN

     The Company has adopted a contributory profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees (the "401-K Plan"). Each year the Company determines, at its discretion, the amount of matching contributions. The Company presently matches 50% of the employee contributions not to exceed 3% of the employee's annual compensation. Total plan expense charged to the Company's operations for the years ended December 31, 1998, 1997 and 1996 was $972, $385 and $336, respectively.

     The 401-K Plan allows for the Company to contribute up to 500,000 shares of common stock of the Company (valued at the approximate fair market value on the date of contribution) instead of cash. A total of 0, 5,040, and 34,870 shares at prices ranging from $0, $7.00, and $4.60 to $5.10 were issued to the 401-K Plan during the years ended December 31, 1998, 1997 and 1996, respectively.

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

     The Bank Preferred Stock may be redeemed at the option of the Bank at the redemption price if a change of control occurs prior to December 31, 1997. In January 1997, upon written approval of the holders of the Bank Preferred Stock, the Bank redeemed all of the outstanding shares for $7,500.

11.  EARNINGS PER COMMON SHARE:

     Earnings per common share is computed as follows:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
Net income available for common
  shareholders.......................  $  22,470  $  16,769  $  11,604
                                       =========  =========  =========
Divided by weighted average common
  shares and common share
  equivalents:
     Weighted average common
       shares........................     23,111     21,918     18,790
     Weighted average common share
       equivalents...................      1,119      1,324      1,603
                                       ---------  ---------  ---------
Total weighted average common shares
  and common share equivalents.......     24,230     23,242     20,393
                                       =========  =========  =========
Basic earnings per common share......  $    0.97  $    0.77  $    0.62
                                       =========  =========  =========
Diluted earnings per common share....  $    0.93  $    0.72  $    0.57
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

  LEASES

     At December 31, 1998, the Company has certain noncancelable operating leases which cover the Company's premises with approximate future minimum annual rental payments as follows:

1999.................................  $   2,771
2000.................................      3,150
2001.................................      2,938
2002.................................      2,802
2003.................................      2,604
Thereafter...........................      7,575
                                       ---------
                                       $  21,840
                                       =========

     Rent expense was $2,287, $1,840 and $1,145 for the years ended December 31, 1998, 1997 and 1996, respectively.

13.  REGULATORY CAPITAL COMPLIANCE:

     The Company and the Bank are subject to regulatory risk-based capital requirements that assign risk factors to all assets, including off-balance sheet items such as loan commitments and standby letters of credit. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Capital is separated into two categories, Tier 1 and Tier 2, which combine for total capital. At December 31, 1998, the Company's and Bank's Tier 1 capital consists of their respective shareholders' equity and Tier 2 consists of the allowance for loans losses subject to certain limitations. The guidelines require total capital of 8% of risk-weighted assets.

     In conjunction with risk-based capital guidelines, the regulators have issued capital leverage guidelines. The leverage ratio consists of Tier 1 capital as a percent of average assets. The minimum leverage ratio for all banks is 3%, with a higher minimum ratio dependent upon the condition of the individual bank. The 3% minimum was established to make certain that all banks have a minimum capital level to support their assets, regardless of risk profile.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As of December 31, 1998, the most recent notification from the regulators categorized the Bank as "adequately capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the category.

     The following table compares the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 1998 and 1997 to the minimum regulatory standards:

                                                                                        TO BE WELL
                                                                                     CAPITALIZED UNDER
                                                                 FOR CAPITAL         PROMPT CORRECTIVE
                                              ACTUAL          ADEQUACY PURPOSES      ACTION PROVISIONS
                                       ---------------------  ------------------   ---------------------
                                         AMOUNT      RATIO      AMOUNT     RATIO     AMOUNT      RATIO
                                       ----------  ---------  ----------   -----   ----------  ---------
As of December 31, 1998
  Total Capital (to Risk
     Weighted Assets):
     The Company.....................  $  151,642       9.13% $  132,852   8.00 %  $  166,065      10.00%
     The Bank .......................     146,915       8.86%    132,625   8.00 %     165,781      10.00%
  Tier I Capital (to Risk
     Weighted Assets):
     The Company.....................     138,361       8.33%     66,426   4.00 %     132,852       8.00%
     The Bank .......................     133,634       8.06%     66,312   4.00 %     132,625       8.00%
  Tier I Capital
     (to Average Assets):
     The Company.....................     138,361       6.74%     61,544   3.00 %     102,573       5.00%
     The Bank .......................     133,634       6.52%     61,450   3.00 %     102,416       5.00%
As of December 31, 1997
  Total Capital (to Risk
     Weighted Assets):
     The Company.....................     121,761      10.32%     94,405   8.00 %     118,006      10.00%
     The Bank .......................     119,151      10.10%     94,401   8.00 %     118,002      10.00%
  Tier I Capital (to Risk
     Weighted Assets:
     The Company.....................     111,426       9.44%     47,203   4.00 %      94,405       8.00%
     The Bank .......................     108,817       9.22%     47,201   4.00 %      94,401       8.00%
  Tier I Capital
     (to Average Assets):
     The Company.....................     111,426       6.70%     49,873   3.00 %      83,121       5.00%
     The Bank .......................     108,816       6.54%     49,888   3.00 %      83,147       5.00%

     The Company and the Bank are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK:

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments, which are for purposes other than trading, include loan commitments and letters of credit that involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the financial statements.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the loan commitments and letters of credit is limited to the contractual amount of those instruments. The Company uses the same credit policies in evaluating loan commitments and letters of credit as it does for on-balance sheet instruments.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The approximate amounts of financial instruments with off-balance sheet risk are as follows:

                                        DECEMBER 31,      DECEMBER 31,
                                            1998              1997
                                          CONTRACT          CONTRACT
                                           AMOUNT            AMOUNT
                                        ------------      ------------
Financial instruments whereby whole
  contract amounts represent credit
  risk:
     Loan commitments including
       unfunded lines of credit......     $698,000          $543,000
     Standby letters of credit.......       63,000            35,000
     Commercial letters of credit....        5,000             1,000
                                        ------------      ------------
                                          $766,000          $579,000
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

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     CASH AND CASH EQUIVALENTS: The carrying amounts for cash and cash equivalents approximate their fair values.

     SECURITIES: Fair values for investment securities are based on quoted market prices.

     FEDERAL HOME LOAN BANK STOCK: The fair value of stock in the Federal Home Loan Bank of Dallas is estimated to be equal to its carrying amount given it is not a publicly traded equity security, it has an adjustable dividend rate, and transactions in the stock are executed at the stated par value.

     LOAN RECEIVABLES AND ACCRUED INTEREST RECEIVABLE: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. The carrying amount of accrued interest approximates its fair value.

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

     SHORT-TERM BORROWINGS: The carrying amounts of federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings approximate their fair values.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes the carrying values and estimated fair values of financial instruments (all of which are held for purposes other than trading):

                                           DECEMBER 31, 1998           DECEMBER 31, 1997
                                        ------------------------    ------------------------
                                         CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                          AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                        ----------    ----------    ----------    ----------
Assets
     Cash and due from banks.........   $  119,916    $  119,916    $  104,363    $  104,363
     Fed funds sold..................       27,535        27,535       132,616       132,616
     Securities available for sale...      647,462       647,462       555,398       555,398
     Loans, net of allowance.........    1,325,877     1,333,670       975,815       988,217
     Accrued interest receivable.....       13,558        13,558        11,159        11,159
Liabilities
     Deposits........................    1,729,386     1,735,265     1,512,341     1,512,385
     Securities sold under repurchase
       agreements....................      181,696       181,696       155,832       155,832
     Other short-term borrowings.....      138,388       138,388        17,243        17,243
     Accrued interest payable........        1,292         1,292         1,259         1,259

     The total fair value of the Company's loan commitments and letters of credit was immaterial at December 31, 1998 and 1997.

16.  SUPPLEMENTAL CASH FLOW INFORMATION:

     The supplemental cash flow information for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                DECEMBER 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
Cash paid for interest...............  $  58,817  $  45,593  $  32,168
Cash paid for income taxes...........     11,350      7,875      6,037

     Noncash financing activities during 1998 and 1997 included an increase in additional paid-in capital and a corresponding decrease in income taxes payable totaling approximately $1,800 and $1,400, respectively, related to the exercise of stock options.

17.  MERGER-RELATED ACTIVITY:

     On October 20, 1998, the Company and the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fort Bend Holding Corp. ("Fort Bend"), whereby Fort Bend will merge into the Company. Fort Bend is the parent company of Fort Bend Federal Savings and Loan Association of Rosenberg and the majority owner of Mitchell Mortgage Co., L.L.C. of The Woodlands, Texas. The Merger Agreement, which is subject to approval of the shareholders of Fort Bend and various regulatory authorities, provides for the exchange of 1.45 shares of the Company's common shares for each share of Fort Bend common stock, or approximately 4,300,000 shares. At December 31, 1998, Fort Bend had total assets of approximately $317,000 and total deposits of $270,000. The transaction is expected to be accounted for as a pooling of interests.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
Southwest Bancorporation of Texas, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated February 12, 1999 of Southwest Bancorporation of Texas, Inc. and Subsidiary included on page F-2 of this Form 10-K also included an audit of the financial statement schedule listed in the index on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                                     PricewaterhouseCoopers LLP

Houston, Texas
February 12, 1999

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
          SCHEDULE I -- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
                            CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)

                                            DECEMBER 31,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
               ASSETS
Cash and cash equivalents............  $    4,722  $    2,541
Investment in subsidiary.............     138,892     112,223
Other assets.........................         120          71
                                       ----------  ----------
          Total assets...............  $  143,734  $  114,835
                                       ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
          Total liabilities..........  $   --      $   --
                                       ----------  ----------
Shareholders' equity:
     Common stock....................      23,353      22,370
     Additional paid-in capital......      41,830      38,364
     Retained earnings...............      74,803      52,333
     Accumulated other comprehensive
      income.........................       3,748       1,768
                                       ----------  ----------
          Total shareholders'
        equity.......................     143,734     114,835
                                       ----------  ----------
          Total liabilities and
        shareholders' equity.........  $  143,734  $  114,835
                                       ==========  ==========

  These condensed financial statements should be read in conjunction with the
             Consolidated Financial Statements and Notes thereto of
    Southwest Bancorporation of Texas, Inc. and Subsidiary included herein.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
    SCHEDULE I -- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS (CONTINUED) CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                       YEAR ENDED DECEMBER
                                               31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
Equity in undistributed income of
  subsidiary.........................  $  22,556  $  14,907
Dividends received from subsidiary...     --          2,000
Operating expenses...................        135        209
                                       ---------  ---------
     Income before income taxes......     22,421     16,698
     Income tax benefit..............        (49)       (71)
                                       ---------  ---------
Net income...........................     22,470     16,769
Other comprehensive income, net of
  tax:
     Net unrealized appreciation on
      securities available for
      sale...........................      3,748      1,768
                                       ---------  ---------
     Comprehensive income............  $  26,218  $  18,537
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

                                             YEAR ENDED
                                            DECEMBER 31,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
Cash flows from operating activities:
     Net income......................  $   22,470  $   16,769
     Adjustments to reconcile net
      income to net cash provided by
      (used in) operating activities:
     Equity in undistributed income
      of subsidiary..................     (22,557)    (14,907)
     (Increase) decrease in other
      assets.........................         (49)         55
     Decrease in other liabilities...      --             (72)
                                       ----------  ----------
          Net cash provided by (used
        in) operating activities.....        (136)      1,845
                                       ----------  ----------
Cash flows from investing activities:
     Investment in subsidiary........      --         (20,000)
                                       ----------  ----------
          Net cash used in investing
        activities...................      --         (20,000)
                                       ----------  ----------
Cash flows from financing activities:
     Net proceeds from issuance of
      common stock...................       2,317      20,641
                                       ----------  ----------
          Net cash provided by
             financing activities....       2,317      20,641
                                       ----------  ----------
Net increase in cash and cash
equivalents..........................       2,181       2,486
Cash and cash equivalents at
  beginning of year..................       2,541          55
                                       ----------  ----------
Cash and cash equivalents at end of
  year...............................  $    4,722  $    2,541
                                       ==========  ==========
Supplemental noncash financing and
investing activities:
     Increase in investment in
      subsidiary related to stock
      options exercised..............  $    2,702  $    2,154
                                       ==========  ==========

  These condensed financial statements should be read in conjunction with the
             Consolidated Financial Statements and Notes thereto of
    Southwest Bancorporation of Texas, Inc. and Subsidiary included herein.