Form 10-Q
period 1999-03-31
SOUTHWEST BANCORP OF TEXAS INC
filed 1999-05-13
CIK 1027258

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1999

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

                            ------------------------

     There were 27,517,118 shares of the Registrant's Common Stock outstanding as of the close of business on April 30, 1999.

================================================================================

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                               INDEX TO FORM 10-Q

                                        PAGE
                                        ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
     Report of Independent
      Accountants....................      2
     Condensed Consolidated Balance
      Sheet as of March 31, 1999 and
      December 31, 1998 unaudited)...      3
     Condensed Consolidated Statement
      of Income for the Three Months
      Ended March 31, 1999 and 1998
      (unaudited)....................      4
     Condensed Consolidated Statement
      of Changes in Shareholders'
      Equity for the Three Months
      Ended March 31, 1999
      (unaudited)....................      5
     Condensed Consolidated Statement
      of Cash Flows for the Three
      Months Ended March 31, 1999
      and 1998 (unaudited)...........      6
     Notes to Condensed Consolidated
      Financial Statements
      unaudited).....................      7
Item 2.  Management's Discussion and
         Analysis of Financial
         Condition and Results of
         Operations..................      9
Item 3.  Quantitative and Qualitative
         Disclosures about Market
         Risk........................     21
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........     21
Item 2.  Changes in Securities.......     21
Item 3.  Defaults upon Senior
         Securities..................     21
Item 4.  Submission of Matters to a
         Vote of Security Holders....     21
Item 5.  Other Information...........     22
Item 6.  Exhibits and Reports on Form
         8-K.........................     23
Signatures...........................     24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Southwest Bancorporation of Texas, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiary (the "Company") as of March 31, 1999, the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998 and the condensed consolidated statement of changes in shareholders' equity for the three-month period ended March 31, 1999. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated February 12, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

                                          PricewaterhouseCoopers LLP

Houston, Texas
April 12, 1999

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                        MARCH 31,      DECEMBER 31,
                                           1999            1998
                                       ------------    ------------
               ASSETS
Cash and due from banks..............  $     92,488     $  119,916
Federal funds sold and other cash
equivalents..........................        34,301         27,535
                                       ------------    ------------
          Total cash and cash
              equivalents............       126,789        147,451
Securities -- trading................        53,198        --
Securities -- available for sale.....       574,925        647,462
Loans receivable, net................     1,341,744      1,325,877
Premises and equipment, net..........        27,361         26,329
Accrued interest receivable..........        12,895         13,558
Prepaid expenses and other assets....        57,742         44,844
                                       ------------    ------------
          Total assets...............  $  2,194,654     $2,205,521
                                       ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand -- noninterest-bearing...  $    495,503     $  539,922
     Demand -- interest-bearing......        53,438         65,933
     Money market accounts...........       711,462        710,852
     Savings.........................        13,260         12,469
     Time, $100 and over.............       344,479        310,951
     Other time......................        98,161         89,259
                                       ------------    ------------
          Total deposits.............     1,716,303      1,729,386
Securities sold under repurchase
  agreements.........................       204,504        181,696
Other short-term borrowings..........       105,925        138,388
Accrued interest payable.............         1,620          1,292
Other liabilities....................        17,726         11,025
                                       ------------    ------------
          Total liabilities..........     2,046,078      2,061,787
                                       ------------    ------------
Commitments and contingencies
Shareholders' equity:
     Common stock -- $1 par value,
      50,000,000 shares authorized;
      23,434,091 and 23,353,414
      shares issued and outstanding
      at March 31, 1999 and December
      31, 1998, respectively.........        23,434         23,353
     Additional paid-in capital......        42,306         41,828
     Retained earnings...............        81,110         74,805
     Accumulated other comprehensive
      income.........................         1,726          3,748
                                       ------------    ------------
          Total shareholders'
              equity.................       148,576        143,734
                                       ------------    ------------
          Total liabilities and
              shareholders' equity...  $  2,194,654     $2,205,521
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

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
Interest income:
     Loans...........................  $  27,477  $  22,433
     Securities......................      9,775      7,566
     Federal funds sold and other....        360      1,948
                                       ---------  ---------
          Total interest income......     37,612     31,947
Interest expense on deposits and
  other borrowings...................     15,612     14,157
                                       ---------  ---------
          Net interest income........     22,000     17,790
Provision for loan losses............      1,500        600
                                       ---------  ---------
          Net interest income after
             provision for loan
             losses..................     20,500     17,190
                                       ---------  ---------
Other income:
     Service charges.................      2,432      1,994
     Other operating income..........      2,947      1,596
     Gain on sale of securities,
      net............................         93          8
                                       ---------  ---------
          Total other income.........      5,472      3,598
                                       ---------  ---------
Other expenses:
     Salaries and employee
      benefits.......................     10,014      7,940
     Occupancy expense...............      2,512      2,137
     Merger-related expenses and
      other charges..................     --             19
     Other operating expenses........      3,669      2,727
                                       ---------  ---------
          Total other expenses.......     16,195     12,823
                                       ---------  ---------
          Income before income
             taxes...................      9,777      7,965
Provision for income taxes...........      3,472      2,826
                                       ---------  ---------
          Net income.................  $   6,305  $   5,139
                                       =========  =========
          Earnings per common share
               Basic.................  $    0.27  $    0.23
                                       =========  =========
               Diluted...............  $    0.26  $    0.21
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

                                                                                      ACCUMULATED
                                          COMMON STOCK       ADDITIONAL                  OTHER            TOTAL
                                       -------------------    PAID-IN     RETAINED   COMPREHENSIVE    SHAREHOLDERS'
                                        SHARES     DOLLARS    CAPITAL     EARNINGS       INCOME          EQUITY
                                       ---------   -------   ----------   --------   --------------   -------------
BALANCE, DECEMBER 31, 1998...........  23,353,414  $23,353    $ 41,828    $ 74,805       $3,748         $ 143,734
     Common stock issued to benefit
       plan..........................       4,431        4          73                                         77
     Exercise of stock options.......      76,246       77         368                                        445
     Deferred compensation
       amortization..................                               37                                         37
     Comprehensive income:
       Net income for the three
          months ended March 31,
          1999.......................                                        6,305                          6,305
       Net change in unrealized
          appreciation on securities
          available for sale, net of
          deferred taxes of $1,088...                                                    (2,022)           (2,022)
                                                                                                        ---------
       Total comprehensive income....                                                                       4,283
                                       ----------  -------    --------    --------       ------         ---------
BALANCE, MARCH 31, 1999..............  23,434,091  $23,434    $ 42,306    $ 81,110       $1,726         $ 148,576
                                       ==========  =======    ========    ========       ======         =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                              THREE MONTHS
                                            ENDED MARCH 31,
                                       --------------------------
                                           1999          1998
                                       ------------  ------------
Cash flows from operating activities:
     Net income......................  $      6,305  $      5,139
     Adjustments to reconcile net
      income to net cash provided by
      operating activities:
          Provision for loan
            losses...................         1,500           600
          Depreciation...............         1,357         1,081
          Proceeds from sale of
            trading securities.......       115,849       --
          Purchase of trading
            securities...............      (107,545)      --
          Compensation expense.......            78       --
          Deferred compensation
            amortization.............            37            33
          Gain on sale of other
            assets...................           (14)      --
          Realized gains on
            securities available for
            sale, net................           (93)           (8)
          Net amortization of
            premiums and discounts...           353           458
          Dividends on Federal Home
            Loan Bank stock..........           (98)         (566)
          Increase in accrued
            interest receivable,
            prepaid expenses and
            other assets.............       (11,297)       (3,639)
          Increase (decrease) in
            accrued interest payable
            and other liabilities....         7,326          (729)
                                       ------------  ------------
               Net cash provided by
                 operating
                 activities..........        13,758         2,369
                                       ------------  ------------
Cash flows from investing activities:
     Proceeds from maturity of
      securities available for
      sale...........................        36,000        95,808
     Principal paydowns of
      mortgage-backed securities
      available for sale.............        25,655        30,661
     Proceeds from sale of securities
      available for sale.............        24,469         4,186
     Purchase of securities available
      for sale.......................       (78,336)     (153,584)
     Proceeds from sale of other real
      estate and other loan related
      assets.........................           242            14
     Net increase in loans
      receivable.....................       (17,495)      (69,372)
     Purchase of premises and
      equipment......................        (2,363)       (2,413)
                                       ------------  ------------
               Net cash provided
                 (used) in investing
                 activities..........       (11,828)      (94,700)
                                       ------------  ------------
Cash flows from financing activities:
     Net decrease in
      noninterest-bearing deposits...       (44,419)      (51,157)
     Net increase (decrease) in time
      deposits.......................        42,430       (19,122)
     Net (decrease) increase in other
      interest-bearing deposits......       (11,094)       86,498
     Net increase in securities sold
      under repurchase agreements....        22,808        17,084
     Net (decrease) increase in other
      short-term borrowings..........       (32,463)        3,411
     Net proceeds from exercise of
      stock options..................           146         1,684
                                       ------------  ------------
               Net cash provided by
                 (used in) financing
                 activities..........       (22,592)       38,398
                                       ------------  ------------
Net decrease in cash and cash
  equivalents........................       (20,662)      (53,933)
Cash and cash equivalents at
  beginning of period................       147,451       236,979
                                       ------------  ------------
Cash and cash equivalents at end of
  period.............................  $    126,789  $    183,046
                                       ============  ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the "Company") and its wholly-owned subsidiary Southwest Bank of Texas National Association (the "Bank"). All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 1999, consolidated results of operations for the three months ended March 31, 1999 and 1998, consolidated cash flows for the three months ended March 31, 1999 and 1998 and consolidated changes in shareholders' equity for the three months ended March 31, 1999. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 1998 year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

2.  EARNINGS PER COMMON SHARE:

     Earnings per common share is computed as follows:

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
                                          (IN THOUSANDS,
                                         EXCEPT PER SHARE
                                             AMOUNTS)
Net income...........................  $   6,305  $   5,139
                                       =========  =========
Divided by average common shares and
  common share equivalents:
     Average common shares...........     23,403     22,782
     Average common share
       equivalents...................        852      1,220
                                       ---------  ---------
Total average common shares and
  common
  share equivalents..................     24,255     24,002
                                       =========  =========
Earnings per common share:
     Basic...........................  $    0.27  $    0.23
                                       =========  =========
     Diluted.........................  $    0.26  $    0.21
                                       =========  =========

3.  SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:

     During the three months ended March 31, 1999, the Company reduced its federal income tax liability by approximately $297,000 and recorded a corresponding increase to additional paid-in capital representing the tax benefit related to the exercise of certain stock options.

4.  SUBSEQUENT EVENT:

     On April 1, 1999, the Company consummated its merger with Fort Bend Holding Corp. ("Fort Bend"), whereby Fort Bend merged into the Company. Fort Bend is the parent company of Fort Bend Federal Savings and Loan Association of Rosenberg (which also was merged into the Bank on April 1, 1999) and the majority owner of Mitchell Mortgage Co., L.L.C. of The Woodlands, Texas. In accordance with the Agreement and Plan of Merger, the Company exchanged 1.45 shares of the Company's common shares for each share of Fort Bend common stock. At March 31, 1999, Fort Bend had total assets of approximately $316 million and total deposits of $269 million. The transaction has been accounted for as a pooling of interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Total assets at March 31, 1999, and December 31, 1998 were $2.19 billion, and $2.21 billion, respectively. Gross loans were $1.36 billion at March 31, 1999, an increase of $17.0 million or 1% from $1.34 billion at December 31, 1998. Deposits decreased to $1.72 billion at March 31, 1999 from $1.73 billion at December 31, 1998. Shareholders' equity was $148.6 million and $143.7 million at March 31, 1999 and December 31, 1998, respectively.

     Net income was $6.3 million and $5.1 million and earnings per diluted common share was $0.26 and $0.21 for the three months ended March 31, 1999 and 1998, respectively. Increases in net income were primarily the result of strong loan growth, maintaining strong asset quality and expense control and resulted in returns on average assets of 1.18% and 1.18% and returns on average common equity of 17.68% and 17.51% for the three months ended March 31, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

  INTEREST INCOME

     Interest income for the three months ended March 31, 1999 was $37.6 million, an increase of $5.7 million, or 18%, from the three months ended March 31, 1998. This increase in interest income is due to a $354.8 million increase in average earning assets to $1.99 billion for the three months ended March 31, 1999, a 22% increase from the same period last year.

     Interest income on loans increased $5.0 million to $27.5 million for the three months ended March 31, 1999. This was due to a $330.0 million increase in average loans outstanding over the same period in 1998. Interest income on securities increased to $9.8 million, a $2.2 million increase from the prior comparable period. This increase was attributable to a $135.2 million increase in average securities, up 27% when compared to the three months ended March 31, 1998.

  INTEREST EXPENSE.

     Interest expense on deposits and other borrowings was $15.6 million for the three months ended March 31, 1999, compared to $14.2 million for the same period in 1998. The increase in interest expense was attributable to a $303.7 million increase in average interest-bearing liabilities in 1999 over the same period in 1998.

  NET INTEREST INCOME

     Net interest income was $22.0 million for the three months ended March 31, 1999, compared with $17.8 million for the same period in 1998, an increase of 24%. The increase in net interest income during the three-months ended March 31, 1999 was largely due to growth in average interest-earning assets, primarily loans.

     The net interest margin was 4.48% for the three months ended March 31, 1999, compared with 4.41% in the first quarter of 1998. This increase in the net interest margin was primarily due to a decrease in the cost of interest-bearing liabilities which decreased 55 basis points to 4.15% for the three months ended March 31, 1999.

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

                                                 THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                   MARCH 31, 1999                       MARCH 31, 1998
                                          ---------------------------------    ---------------------------------
                                            AVERAGE      INTEREST   AVERAGE      AVERAGE      INTEREST   AVERAGE
                                          OUTSTANDING    EARNED/    YIELD/     OUTSTANDING    EARNED/    YIELD/
                                            BALANCE       PAID       RATE        BALANCE       PAID       RATE
                                          -----------    -------    -------    -----------    -------    -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
     Loans..............................  $ 1,332,179    $27,477      8.36%    $ 1,002,199    $22,433      9.08%
     Securities.........................      627,773      9,775      6.31         492,562      7,566      6.23
     Federal funds sold and other.......       31,784        360      4.59         142,186      1,948      5.56
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-earning
             assets.....................    1,991,736     37,612      7.66%      1,636,947     31,947      7.91%
                                                         -------    -------                   -------    -------
Less allowance for loan losses..........      (14,056)                             (10,764)
                                          -----------                          -----------
Total earning assets, net of
  allowance.............................    1,977,680                            1,626,183
Nonearning assets.......................      197,787                              136,811
                                          -----------                          -----------
          Total assets..................  $ 2,175,467                          $ 1,762,994
                                          ===========                          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Money market and savings
       deposits.........................  $   784,719      7,088      3.66%    $   677,630      7,134      4.27%
     Certificates of deposits...........      433,745      5,145      4.81         348,779      4,550      5.29
     Repurchase agreements and borrowed
       funds............................      306,724      3,379      4.47         195,091      2,473      5.14
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-bearing
             liabilities................    1,525,188     15,612      4.15%      1,221,500     14,157      4.70%
                                                         -------    -------                   -------    -------
Noninterest-bearing liabilities:
     Noninterest-bearing demand
       deposits.........................      487,900                              418,039
     Other liabilities..................       17,786                                4,422
                                          -----------                          -----------
          Total liabilities.............    2,030,874                            1,643,961
Shareholders' equity....................      144,593                              119,033
                                          -----------                          -----------
          Total liabilities and
             shareholders' equity.......  $ 2,175,467                          $ 1,762,994
                                          ===========                          ===========
Net interest income.....................                 $22,000                              $17,790
                                                         =======                              =======
Net interest spread.....................                              3.51%                                3.21%
                                                                    =======                              =======
Net interest margin.....................                              4.48%                                4.41%
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

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                          -------------------------------
                                                   1999 VS. 1998
                                          -------------------------------
                                                INCREASE (DECREASE)
                                                      DUE TO
                                          -------------------------------
                                           VOLUME      RATE       TOTAL
                                          ---------  ---------  ---------
                                              (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans...................................  $   7,386  $  (2,342) $   5,044
Securities..............................      2,077        132      2,209
Federal funds sold and other............     (1,513)       (75)    (1,588)
                                          ---------  ---------  ---------
     Total increase (decrease) in
       interest income..................      7,950     (2,285)     5,665
                                          ---------  ---------  ---------
INTEREST-BEARING LIABILITIES:
Money market and savings deposits.......      1,127     (1,173)       (46)
Certificates of deposits................      1,107       (513)       594
Repurchase agreements and borrowed
  funds.................................      1,416       (509)       907
                                          ---------  ---------  ---------
     Total increase (decrease) in
       interest expense.................      3,650     (2,195)     1,455
                                          ---------  ---------  ---------
Increase (decrease) in net interest
  income................................  $   4,300  $     (90) $   4,210
                                          =========  =========  =========

  PROVISION FOR LOAN LOSSES

     The provision for loan losses was $1.5 million for the three months ended March 31, 1999 as compared to $600,000 for the three months ended March 31, 1998. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management constantly reviews the Company's loan loss allowance policy as its loan portfolio grows and diversifies. (See -- Financial Condition -- Loan Review and Allowance for Loan Losses.)

  NONINTEREST INCOME

     The following table presents for the periods indicated the major changes in noninterest income.

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
                                           (DOLLARS IN
                                            THOUSANDS)
Service charges on deposit
  accounts...........................  $   2,432  $   1,994
Loan operations......................        373        267
Investment services..................      1,218        772
Gain on sale of securities, net......         93          8
Factoring fee income.................        576        320
Other noninterest income.............        780        237
                                       ---------  ---------
     Total noninterest income........  $   5,472  $   3,598
                                       =========  =========

     Noninterest income for the three months ended March 31, 1999, increased $1.9 million or 52%, compared with the first quarter of 1998. This increase was due primarily to significant increases from investment services fee income, up $447,000 or 58%; service charges on deposit accounts, up $438,000, or 22%; factoring fee income, up $256,000 or 80%; and other non-interest income up $543,000 or 229%. Significant components of other non-interest income include earnings from investment arbitrage activities

$255,000, earnings from an investment in a small business investment partnership $238,000 and earnings from bank owned life insurance $283,000.

  NONINTEREST EXPENSES

     For the three months ended March 31, 1999, noninterest expenses totaled $16.2 million, an increase of $3.4 million, or 26%, from $12.8 million during 1998. The increase in noninterest expenses was primarily due to salaries and employee benefits. The efficiency ratio decreased to 58.95% for the three months ended March 31, 1999 from 59.95% for the comparable period in 1998.

     Salaries and employee benefits for the three months ended March 31, 1999 was $10.0 million, an increase of $2.1 million, or 26%, from the three months ended March 31, 1998. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth. Total full-time employees at March 31, 1999 and March 31, 1998 were 708 and 606, respectively.

     Occupancy expense increased $375,000, or 18%, to $2.5 million for the three months ended March 31, 1999. Major categories within occupancy expense are building lease expense, depreciation expense and maintenance contract expense. Building lease expense increased to $696,000 for the three months ended March 31, 1999 from $598,000 for the same period in 1998. This increase resulted from increasing the rentable square feet at the corporate office to accommodate the Company's growth. Depreciation expense was $1.4 million for the three months ended March 31, 1999, an increase of $300,000 or 27%, from the $1.1 level from the prior comparable period. This increase was primarily due to depreciation on equipment provided to new employees and expense related to technology upgrades throughout the Company. Maintenance contract expense for the three months ended March 31, 1999 was $251,000, a 2% or $5,000 increase from $246,000 for the same period last year. The Company has purchased maintenance contracts for major operating systems throughout the organization.

  INCOME TAXES

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers' salaries, less interest income from federal securities. For the three months ended March 31, 1999, the provision for income taxes was $3.5 million, an increase of $646,000, or 23%, from the $2.8 million provided for the same period in 1998.

FINANCIAL CONDITION

LOAN PORTFOLIO

     Total gross loans were $1.36 billion at March 31, 1999, an increase of $17.0 million or 1% from $1.34 billion at December 31, 1998. This moderate growth follows significant growth in the fourth quarter of 1998 where loans grew $133.1 million or 11% from the previous quarter.

     The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 1999 and December 31, 1998:

                                              MARCH 31, 1999         DECEMBER 31, 1998
                                          ----------------------   ----------------------
                                             AMOUNT      PERCENT      AMOUNT      PERCENT
                                          ------------   -------   ------------   -------
                                                      (DOLLARS IN THOUSANDS)
Commercial and industrial...............  $    624,332      46.0%  $    634,558      47.4%
Real estate:
     Construction and land
        development.....................       251,795      18.5        231,353      17.3
     1-4 family residential.............       193,508      14.3        189,439      14.1
     Commercial owner occupied..........       167,274      12.3        157,356      11.8
     Farmland...........................         8,879       0.7          8,314       0.6
     Other..............................        14,489       1.1         14,698       1.1
Consumer................................        95,926       7.1        103,440       7.7
                                          ------------   -------   ------------   -------
Total loans.............................  $  1,356,203     100.0%  $  1,339,158     100.0%
                                          ============   =======   ============   =======

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

     The contractual maturity ranges of the commercial and industrial and real estate construction loan portfolio and the amount of such loans with fixed interest rates and floating rates in each maturity range as of March 31, 1999 are summarized in the following table:

                                                           MARCH 31, 1999
                                          ------------------------------------------------
                                                        AFTER ONE      AFTER
                                           ONE YEAR      THROUGH       FIVE
                                           OR LESS     FIVE YEARS      YEARS      TOTAL
                                          ----------   -----------   ---------  ----------
                                                       (DOLLARS IN THOUSANDS)
Commercial and industrial...............  $  358,726    $ 242,085    $  23,521  $  624,332
Real estate construction................     141,415       95,181       15,199     251,795
                                          ----------   -----------   ---------  ----------
     Total..............................  $  500,141    $ 337,266    $  38,720  $  876,127
                                          ==========   ===========   =========  ==========
Loans with a fixed interest rate........  $  161,850    $  79,750    $  12,555  $  254,155
Loans with a floating interest rate.....     338,291      257,516       26,165     621,972
                                          ----------   -----------   ---------  ----------
     Total..............................  $  500,141    $ 337,266    $  38,720  $  876,127
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

     Historically, Houston has been affected by the state of the energy business, but since the mid 1980's the economic impact has been reduced by a combination of increased industry diversification and less reliance on debt to finance expansion. Nevertheless, slowdowns in the industry caused by declining oil prices continue to affect the Houston economy. When energy prices drop, as they did in 1998, it is the Company's practice to review and adjust underwriting standards with respect to companies affected by oil and gas price volatility, and to continuously monitor existing credit exposure to companies which are impacted by this price volatility. To date, the Company has not deemed it necessary to increase its allowance for loan losses due to conditions in this industry but no assurance can be given that such an increase in the allowance will not be necessary in the future.

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

     Management believes that the allowance for loan losses at March 31, 1999 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at March 31, 1999.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                         THREE MONTHS
                                             ENDED          YEAR ENDED
                                           MARCH 31,       DECEMBER 31,
                                             1999              1998
                                        ---------------    -------------
                                             (DOLLARS IN THOUSANDS)
Allowance for loan losses beginning
  of period..........................       $13,281           $10,335
Provision for loan losses............         1,500             3,900
Charge-offs..........................          (361)           (1,087)
Recoveries...........................            39               133
                                        ---------------    -------------
Allowance for loan losses end of
  period.............................       $14,459           $13,281
                                        ===============    =============
Allowance to period-end loans........          1.07%             0.99%
Net charge-offs to average loans.....          0.10%             0.08%
Allowance to period-end nonperforming
  loans..............................        856.52%           578.19%

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

                                            MARCH 31, 1999           DECEMBER 31, 1998
                                        ----------------------     ----------------------
                                                   PERCENT OF                 PERCENT OF
                                                    LOANS TO                   LOANS TO
                                        AMOUNT     TOTAL LOANS     AMOUNT     TOTAL LOANS
                                        -------    -----------     -------    -----------
Balance of allowance for loan losses
  applicable to:
     Commercial and industrial.......   $ 1,628        46.0%       $ 1,732        47.4%
Real estate:
     Construction and loan
       development...................     --           18.5          --           17.3
     1-4 family residential..........     --           14.3          --           14.1
     Commercial owner occupied.......     --           12.3          --           11.8
     Farmland........................     --            0.7          --            0.6
     Other...........................     --            1.1          --            1.1
Consumer.............................        46         7.1          --            7.7
Unallocated..........................    12,785       --            11,549       --
                                        -------    -----------     -------    -----------
          Total allowance for loan
             losses..................   $14,459       100.0%       $13,281       100.0%
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

     Nonperforming assets were $2.0 million at March 31, 1999 compared with $2.8 million at December 31, 1998. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.15% and 0.21% at March 31, 1999 and December 31, 1998, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                        MARCH 31,     DECEMBER 31,
                                           1999           1998
                                        ----------    ------------
                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans.....................     $  999         $1,616
Accruing loans 90 or more days past
   due...............................        689            681
ORE and OLRA.........................        353            464
                                        ----------    ------------
     Total nonperforming assets......     $2,041         $2,761
                                        ==========    ============
Nonperforming assets to total loans
  and other real estate..............       0.15%          0.21%

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

     A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Company's impaired loans were approximately $15.8 million and $14.0 million at March 31, 1999 and December 31, 1998, respectively. The largest component of impaired loans is a commercial energy related loan of approximately $11.3 million. The average recorded investment in impaired loans during the three months ended March 31, 1999 and the year ended December 31, 1998 was $14.9 million and $6.0 million, respectively. The total required allowance for loan losses related to these loans was $0 for each reported period. Interest income on impaired loans of $318,000 and $415,000 was recognized for cash payments received during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

     The Bank is not committed to lend additional funds to debtors whose loans have been modified.

  SECURITIES

     At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax as a component of accumulated other comprehensive income until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as trading or available for sale. This allows the Company to manage its investment portfolio more effectively and to enhance the average yield on the portfolio.

     The amortized cost and approximate fair value of securities classified as trading and available for sale is as follows:

                                                        MARCH 31, 1999
                                        -----------------------------------------------
                                                        GROSS UNREALIZED
                                        AMORTIZED      -------------------      FAIR
                                          COST          GAIN        LOSS       VALUE
                                        ---------      ------      -------   ----------
                                                    (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
U.S. Government securities...........   $  87,544      $  786      $ --      $   88,330
Mortgage-backed securities...........     463,152       2,932       (1,119)     464,965
Federal Reserve Bank stock...........       1,869        --          --           1,869
Federal Home Loan Bank stock.........       7,512        --          --           7,512
Other securities.....................      12,172          77        --          12,249
                                        ---------      ------      -------   ----------
     TOTAL SECURITIES AVAILABLE FOR
       SALE..........................   $ 572,249      $3,795      $(1,119)  $  574,925
                                        =========      ======      =======   ==========


                                                       DECEMBER 31, 1998
                                        -----------------------------------------------
                                                        GROSS UNREALIZED
                                        AMORTIZED      -------------------      FAIR
                                          COST          GAIN        LOSS       VALUE
                                        ---------      ------      -------   ----------
                                                    (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
U.S. Government securities...........   $ 143,570      $1,575      $ --      $  145,145
Mortgage-backed securities...........     488,641       4,549         (452)     492,738
Federal Reserve Bank stock...........       1,869        --          --           1,869
Federal Home Loan Bank stock.........       6,271        --          --           6,271
Other securities.....................       1,346          94           (1)       1,439
                                        ---------      ------      -------   ----------
     TOTAL SECURITIES AVAILABLE FOR
       SALE..........................   $ 641,697      $6,218      $  (453)  $  647,462
                                        =========      ======      =======   ==========

     Securities totaled $628.1 million at March 31, 1999, a decrease of $19.3 million from $647.5 million at December 31, 1998. The yield on the securities portfolio for the three months ended March 31, 1999 was 6.31% while the yield was 6.23% in 1998.

     The Company has no mortgage-backed securities that have been issued by non-agency entities. Included in the Company's mortgage-backed securities at March 31, 1999 were $269.2 million in agency issued collateral mortgage obligations.

     At March 31, 1999, 82% of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At March 31, 1999, approximately $51 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly were less susceptible to declines in value should interest rates increase.

     The following table summarizes the contractual maturity of investments (including securities, federal funds sold and interest-bearing deposits) and their weighted average yields at March 31, 1999. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated shareholders' equity.

                                                                           DECEMBER 31, 1998
                                       -----------------------------------------------------------------------------------------
                                                               AFTER ONE          AFTER FIVE
                                                               YEAR BUT            YEARS BUT
                                            WITHIN              WITHIN              WITHIN
                                           ONE YEAR           FIVE YEARS           TEN YEARS        AFTER TEN YEARS
                                       -----------------   -----------------   -----------------   -----------------
                                        AMOUNT     YIELD    AMOUNT     YIELD    AMOUNT     YIELD    AMOUNT     YIELD     TOTAL
                                       ---------   -----   ---------   -----   ---------   -----   ---------   -----   ---------
                                                                        (DOLLARS IN THOUSANDS)
U.S. Government
  securities.........................  $  32,059   5.71 %  $  40,485   5.77 %  $  15,000   6.45 %  $  --       0.00 %  $  87,544
Mortgage-backed
  securities.........................        148   6.74 %     22,995   6.70 %     58,027   6.41 %    381,979   6.35 %    463,152
Federal Reserve Bank
  stock..............................      1,869   6.00 %     --        --        --        --        --        --         1,869
Federal Home Loan Bank stock.........      7,513   5.49 %     --        --        --        --        --        --         7,512
Other securities.....................     11,142   6.00 %        217   8.18 %        516   7.05 %        299   8.06 %     12,172
Federal funds sold...................     32,096   4.52 %     --        --        --        --        --        --        32,096
Interest-bearing deposits............      2,205   5.38 %     --        --        --        --        --        --         2,205
                                       ---------   -----   ---------   -----   ---------   -----   ---------   -----   ---------
    Total investments................  $  87,032   5.29 %  $  63,697   6.11 %  $  73,543   6.42 %  $ 382,278   6.35 %  $ 606,550
                                       =========   =====   =========   =====   =========   =====   =========   =====   =========


                                       YIELD
                                       -----

U.S. Government
  securities.........................  5.86 %
Mortgage-backed
  securities.........................  6.38 %
Federal Reserve Bank
  stock..............................  6.00 %
Federal Home Loan Bank stock.........  5.49 %
Other securities.....................  6.13 %
Federal funds sold...................  4.52 %
Interest-bearing deposits............  5.38 %
                                       -----
    Total investments................  6.18 %
                                       =====

  PREPAID EXPENSES AND OTHER ASSETS

     Total prepaid expenses and other assets were $57.7 million at March 31, 1999, an increase of $12.9 from $44.8 million at December 31, 1998. Significant components within prepaid expenses and other assets include the cash value of bank owned life insurance, $20.7 million and accounts receivable purchased. At March 31, 1999 the balance of accounts receivable purchased was $14.2 million an increase of $5.3 million from December 31, 1998.

  DEPOSITS

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market and time accounts. The Company relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. As of March 31, 1999, the Company had less than 5% of its deposits classified as brokered funds and does not anticipate any significant increase. Deposits provide the primary source of funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average demand deposits to average total deposits for the periods ended March 31, 1999 and December 31, 1998, was 29% for each respective period.

     The average daily balances and weighted average rates paid on deposits for the three months ended March 31, 1999 and the year ended December 31, 1998, are presented below:

                                            MARCH 31, 1999             DECEMBER 31, 1998
                                        -----------------------     -----------------------
                                          AVERAGE                     AVERAGE
                                        OUTSTANDING                 OUTSTANDING
                                          BALANCE       RATE          BALANCE       RATE
                                        -----------   ---------     -----------   ---------
                                                      (DOLLARS IN THOUSANDS)
NOW accounts.........................   $    16,667        1.22%    $    20,621        1.48%
Regular savings......................        13,000        2.00          11,715        2.05
Premium Yield........................       454,165        4.17         426,034        4.69
Money market.........................       300,887        3.10         276,888        3.41
CD's less than $100,000..............        81,371        4.72          75,874        5.03
CD's $100,000 and over...............       334,386        4.83         270,550        5.15
IRA's & QRP's........................        17,988        4.80          18,597        5.25
                                        -----------   ---------     -----------   ---------
     Total interest-bearing
       deposits......................     1,218,464        4.07%      1,100,279        4.42%
                                                      =========                   =========
Noninterest-bearing deposits.........       487,900                     444,961
                                        -----------                 -----------
     Total deposits..................   $ 1,706,364                 $ 1,545,240
                                        ===========                 ===========

     The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

                                          MARCH 31, 1999      DECEMBER 31, 1998
                                        ------------------    -----------------
                                                (DOLLARS IN THOUSANDS)
3 months or less.....................        $214,131             $ 209,776
Between 3 months and 6 months........          51,201                51,729
Between 6 months and 1 year..........          65,474                34,451
Over 1 year..........................          13,673                14,995
                                        ------------------    -----------------
     Total time deposits $100,000 and
       over..........................        $344,479             $ 310,951
                                        ==================    =================

  BORROWINGS

     Securities sold under repurchase agreements and other short-term borrowings, consisting of federal funds purchased and treasury, tax, and loan deposits, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                          MARCH 31,        DECEMBER 31,
                                            1999               1998
                                        -------------      ------------
                                            (DOLLARS IN THOUSANDS)
Securities sold under repurchase
  agreements:
     Average.........................     $ 195,968          $182,254
     Period-end......................       204,504           181,696
     Maximum month-end balance during
       period........................       204,504           240,670
Interest rate:
     Average.........................          4.04%             4.77%
     Period-end......................          6.00%             5.16%
Other short-term borrowings:
     Average.........................     $ 109,334          $ 26,034
     Period-end......................       105,925           138,388
     Maximum month-end balance during
       period........................       207,834           138,388
Interest rate:
     Average.........................          5.16%             5.65%
     Period-end......................          5.19%             5.53%

     Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the three months ended March 31, 1999, the Company's liquidity needs have primarily been met by growth in core deposits. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing securities and loan portfolios, have generally created an adequate liquidity position.

     The Company's risk-based capital ratios including Leverage Capital, Tier 1 Risk-Based Capital and the Total Risk-Based Capital Ratio were 7.28%, 9.27% and 10.11%, respectively, at March 31, 1999.

YEAR 2000 INFORMATION AND READINESS DISCLOSURE

     The Company has undertaken a company-wide initiative to address the Year 2000 issue and has developed a comprehensive plan to prepare, as appropriate, its computer system and facilities. The Company has completed a thorough education and awareness initiative and an inventory and assessment of its technology and application portfolio to understand the scope of the Year 2000 impact. The Company is presently renovating, in the way of upgrades, and testing these technologies and applications in partnership with software development organizations.

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

     Costs to prepare the Company's systems for the Year 2000 are estimated at approximately $3.5 million, for internal systems renovation and testing, testing equipment and both internal and external resources working on the project. Through March 31, 1999, the Company had incurred approximately $2.7 million of these costs. Capital expenditures total approximately $584,000 and non-capital expenditures total approximately $2.1 million.

OTHER MATTERS

     In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued by the Financial Accounting Standard Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all fiscal years beginning after June 15, 1999. This pronouncement is not anticipated to have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURERS ABOUT MARKET RISK.

     Not Applicable.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION

     Set forth below are certain unaudited financial results reflecting the combined operating results of the Company and Fort Bend for the thirty days ended April 30, 1999. These financial results are presented to satisfy the requirements for publication of combined results of operations with respect to affiliate trading restrictions as specified in pooling-of-interests accounting treatment. This information is presented only to satisfy such requirements and is not necessarily indicative of future operating results or financial condition.

                    SOUTHWEST BANCORPORATION OF TEXAS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                             MONTH
                                        ENDED APRIL 30,
                                              1999
                                        ----------------
Interest Income:
  Loans..............................       $ 10,774
  Securities.........................          3,570
  Federal funds sold and other.......            238
                                        ----------------
          Total interest income......         14,582
Interest expense on deposits and
  other borrowings...................          6,171
                                        ----------------
          Net interest income........          8,411
Provision for loan losses............            500
                                        ----------------
          Net interest income after
           provision for loan
           losses....................          7,911
                                        ----------------
Other income:
  Service charges....................            934
  Other operating income.............          1,417
                                        ----------------
          Total other income.........          2,351
                                        ----------------
Other expenses:
  Salaries and employee benefits.....          3,777
  Occupancy expense..................            943
  Merger-related expenses and other
     charges.........................          3,740
  Other operating expenses...........          1,467
                                        ----------------
          Total other expenses.......          9,927
          Income before income
           taxes.....................            335
Provision for income taxes...........            691
                                        ----------------
Net loss.............................       $   (356)
                                        ================
Loss per common share
          Basic......................       $  (0.01)
                                        ================
          Diluted....................       $  (0.01)
                                        ================

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

                     SIGNATURE                                         TITLE                          DATE
---------------------------------------------------  ------------------------------------------   -------------
                 WALTER E. JOHNSON                   Chairman of the Board and Chief Executive     May 12, 1999
                 WALTER E. JOHNSON                   Officer (Principal Executive Officer)

                 DAVID C. FARRIES                    Executive Vice President,                     May 12, 1999
                 DAVID C. FARRIES                    Treasurer and Secretary (Principal
                                                     Financial Officer)

                 R. JOHN McWHORTER                   Senior Vice President and Controller          May 12, 1999
                 R. JOHN MCWHORTER                   (Principal Accounting Officer)