Form 10-Q
period 1999-06-30
SOUTHWEST BANCORP OF TEXAS INC
filed 1999-08-16
CIK 1027258

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTER ENDED JUNE 30, 1999
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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes U No ____

                            ------------------------

     There were 27,930,951 shares of the Registrant's Common Stock outstanding as of the close of business on July 28, 1999.

================================================================================

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                        PAGE
                                        ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Report of Independent
          Accountants....................      2
         Condensed Consolidated Balance
          Sheet as of June 30, 1999 and
          December 31, 1998
          (unaudited)....................      3
         Condensed Consolidated Statement
          of Income for the Three Months
          Ended June 30,
           1999 and 1998, and for the Six
          Months Ended June 30, 1999 and
          1998 (unaudited)...............      4
         Condensed Consolidated Statement
          of Changes in Shareholders'
          Equity for the
           Six Months Ended June 30, 1999
          (unaudited)....................      5
         Condensed Consolidated Statement
          of Cash Flows for the Six
          Months Ended June 30,
           1999 and 1998 (unaudited).....      6
         Notes to Condensed Consolidated
          Financial Statements...........      7
Item 2.  Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations......     10
Item 3.  Quantitative and Qualitative
          Disclosures About Market
          Risk...........................     25

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...............     26
Item 2.  Changes in Securities and
          Use of Proceeds................     26
Item 3.  Default upon Senior
          Securities.....................     26
Item 4.  Submission of Matters to a
          Vote of Security Holders.......     26
Item 5.  Other Information...............     26
Item 6.  Exhibits and Reports on Form
          8-K............................     26
          Signatures.....................     27

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Southwest Bancorporation of Texas, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiaries (the "Company") as of June 30, 1999, the related condensed consolidated statement of income for the three- and six-month periods ended June 30, 1999 and 1998, the condensed consolidated statement of changes in shareholders' equity for the six-month period ended June 30, 1999 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited, prior to the restatement for the pooling of interests described in Note 5, in accordance with generally accepted auditing standards, the consolidated balance sheet of Southwest Bancorporation of Texas and Subsidiary as of December 31, 1998, and the related consolidated statements of income, of changes in shareholders' equity, and of cash flows for the year then ended (not presented herein); and, in our report dated February 12, 1999, we expressed an unqualified opinion on those consolidated financial statements. We did not audit the consolidated financial statements of Fort Bend Holding Corp. as of December 31, 1998, which statements reflect total assets and shareholders' equity of $316.9 million and $33.6 million, respectively, as of December 31, 1998. Those statements were reviewed by us in accordance with standards established by the American Institute of Certified Public Accountants. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet and statement of changes in shareholders' equity as of December 31, 1998, is fairly stated, in all material respects in relation to the consolidated financial statements from which they have been derived.

                                          PricewaterhouseCoopers LLP

Houston, Texas
August 12, 1999

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                         JUNE 30,      DECEMBER 31,
                                           1999            1998
                                       ------------    ------------
               ASSETS
Cash and due from banks..............  $    124,888     $  129,922
Federal funds sold and other cash
equivalents..........................        39,340         57,571
                                       ------------    ------------
          Total cash and cash
              equivalents............       164,228        187,493
Securities -- available for sale.....       715,377        651,623
Securities -- held to maturity.......       --              67,117
Loans held for sale..................        24,020         15,310
Loans receivable, net................     1,590,484      1,498,709
Premises and equipment, net..........        32,664         30,944
Accrued interest receivable..........        15,197         15,459
Prepaid expenses and other assets....        83,712         55,736
                                       ------------    ------------
          Total assets...............  $  2,625,682     $2,522,391
                                       ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand -- noninterest-bearing...  $    553,928     $  561,420
     Demand -- interest-bearing......        74,489         94,683
     Money market accounts...........       670,337        735,000
     Savings.........................        36,268         35,915
     Time, $100 and over.............       365,640        337,365
     Other time......................       249,798        235,079
                                       ------------    ------------
          Total deposits.............     1,950,460      1,999,462
Securities sold under repurchase
  agreements.........................       208,116        181,696
Other short-term borrowings..........       258,586        138,388
Long-term borrowings.................         4,286          4,362
Accrued interest payable.............         1,745          1,499
Other liabilities....................        19,563         16,926
                                       ------------    ------------
          Total liabilities..........     2,442,756      2,342,333
                                       ------------    ------------
Minority interest in consolidated
  subsidiary.........................       --               2,722
Commitments and contingencies
Shareholders' equity:
     Common stock -- $1 par value,
      50,000,000 shares authorized;
      27,930,951 issued and
      outstanding at June 30, 1999
       and 27,649,710 issued and
      27,394,005 outstanding at
      December 31,
       1998..........................        27,931         27,650
     Additional paid-in capital......        61,201         58,549
     Retained earnings...............        99,143         88,844
     Accumulated other comprehensive
      income.........................        (5,349)         3,749
     Treasury stock, at
      cost -- 255,705 shares.........       --              (1,456)
                                       ------------    ------------
          Total shareholders'
              equity.................       182,926        177,336
                                       ------------    ------------
          Total liabilities and
              shareholders' equity...  $  2,625,682     $2,522,391
                                       ============    ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                       --------------------  --------------------
                                         1999       1998       1999       1998
                                       ---------  ---------  ---------  ---------
Interest income:
     Loans...........................  $  33,078  $  28,692  $  64,554  $  54,744
     Securities......................     11,549      9,460     22,385     18,617
     Federal funds sold and other....        397      1,462      1,151      3,683
                                       ---------  ---------  ---------  ---------
          Total interest income......     45,024     39,614     88,090     77,044
Interest expense on deposits and
  other borrowings...................     19,340     17,208     37,687     34,431
                                       ---------  ---------  ---------  ---------
          Net interest income........     25,684     22,406     50,403     42,613
Provision for loan losses............      1,515        945      3,060      1,563
                                       ---------  ---------  ---------  ---------
          Net interest income after
             provision for loan
             losses..................     24,169     21,461     47,343     41,050
                                       ---------  ---------  ---------  ---------
Other income:
     Loan servicing income...........        435        206        513        458
     Service charges.................      2,490      1,975      5,128      4,179
     Other operating income..........      3,620      2,841      7,311      5,296
     Gain on sale of loans, net......         48        297        272        605
     Gains/(losses) on sales of
       securities, net...............       (242)       177       (149)       185
                                       ---------  ---------  ---------  ---------
          Total other income.........      6,351      5,496     13,075     10,723
                                       ---------  ---------  ---------  ---------
Other expenses:
     Salaries and employee
       benefits......................     11,690     10,356     23,608     20,131
     Occupancy expense...............      3,037      2,629      5,971      5,148
     Merger-related expenses and
       other charges.................      4,474         48      4,474         67
     Other operating expenses........      4,611      4,387      9,259      8,102
                                       ---------  ---------  ---------  ---------
          Total other expenses.......     23,812     17,420     43,312     33,448
                                       ---------  ---------  ---------  ---------
          Income before income taxes
             and minority interest...      6,708      9,537     17,106     18,325
Provision for income taxes...........      2,813      3,355      6,549      6,465
                                       ---------  ---------  ---------  ---------
          Income before minority
             interest................      3,895      6,182     10,557     11,860
Minority interest....................         34        123        (19)       159
                                       ---------  ---------  ---------  ---------
          Net income.................  $   3,861  $   6,059  $  10,576  $  11,701
                                       =========  =========  =========  =========
Earnings per common share:
          Basic......................  $    0.14  $    0.24  $    0.38  $    0.45
                                       =========  =========  =========  =========
          Diluted....................  $    0.13  $    0.22  $    0.37  $    0.42
                                       =========  =========  =========  =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      ACCUMULATED
                                          COMMON STOCK       ADDITIONAL                  OTHER                       TOTAL
                                       -------------------    PAID-IN     RETAINED   COMPREHENSIVE    TREASURY   SHAREHOLDERS'
                                        SHARES     DOLLARS    CAPITAL     EARNINGS   INCOME/(LOSS)     STOCK        EQUITY
                                       ---------   -------   ----------   --------   --------------   --------   -------------
BALANCE, DECEMBER 31, 1998...........  27,394,005  $27,650    $ 58,549    $ 88,844      $  3,749      $ (1,456)    $ 177,336
  Common stock issued to 401(k)
     plan............................      4,431         4          73                                                    77
  Exercise of stock options..........    225,482       225       1,221                                                 1,446
  Deferred compensation
     amortization....................                              171                                                   171
  Shares issued in exchange for
     minority interest in Mitchell
     Mortgage........................    307,323       307       2,268                                                 2,575
  Cancellation of treasury stock.....                 (255)     (1,201)                                  1,456
  Other, net.........................       (290)                  120                                                   120
  Cash dividends.....................                                         (277)                                     (277)
  Comprehensive income:
     Net income for the six months
       ended June 30, 1999...........                                       10,576                                    10,576
     Net change in unrealized
       depreciation on securities
       available for sale, net
       of deferred taxes of $4,898...                                                     (9,098)                     (9,098)
                                                                                                                 -------------
  Total comprehensive income.........                                                                                  1,478
                                       ---------   -------   ----------   --------   --------------   --------   -------------
BALANCE, JUNE 30, 1999...............  27,930,951  $27,931    $ 61,201    $ 99,143      $ (5,349)     $  --        $ 182,926
                                       =========   =======   ==========   ========   ==============   ========   =============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                            SIX MONTHS
                                          ENDED JUNE 30,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
Cash flows from operating activities:
    Net income.......................  $  10,576  $  11,701
    Adjustments to reconcile net
     income to net cash provided by
     (used in) operating activities:
        Provision for loan losses....      3,060      1,563
        Depreciation.................      3,662      2,552
        Realized (gains) losses on
        securities available for
        sale, net....................        149       (185)
        Amortization.................      1,781      1,922
        Minority interest in net
        income of consolidted
        subsidiary...................        (19)       159
        Dividends on Federal Home
        Loan Bank stock..............       (219)      (609)
        Origination of loans held for
        sale and mortgage servicing
        rights.......................    (55,336)   (64,483)
        Proceeds from sales of
        loans........................     46,547     61,103
        Increase in accrued interest
        receivable, prepaid expenses
        and other assets.............    (23,491)   (11,264)
        Increase (decrease) in
        accrued interest payable and
        other liabilities............      3,474        (29)
        Other, net...................        (83)      (328)
        Adjustment to conform
        reporting periods............     --          2,650
                                       ---------  ---------
            Net cash provided by
            (used in) operating
            activities...............     (9,899)     4,752
                                       ---------  ---------
Cash flows from investing activities:
    Proceeds from maturity of
     securities available for sale...     40,000    122,446
    Proceeds from maturity of
     securities held to maturity.....      2,212      2,000
    Principal paydowns of
     mortgage-backed securities
     available for sale..............     54,423     62,748
    Principal paydowns of
     mortgage-backed securities held
     to maturity.....................      7,315     11,183
    Proceeds from sale of securities
     available for sale..............    234,978    112,077
    Purchase of securities available
     for sale........................   (350,318)  (242,502)
    Net increase in loans
     receivable......................    (95,074)  (177,678)
    Purchase of premises and
     equipment.......................     (5,272)    (4,901)
    Other, net.......................        380         18
    Adjustment to conform reporting
     periods.........................     --          9,654
                                       ---------  ---------
            Net cash used in
            investing activities.....   (111,356)  (104,955)
                                       ---------  ---------
Cash flows from financing activities:
    Net (decrease) increase in
     noninterest-bearing demand
     deposits........................     (7,492)    20,314
    Net increase (decrease) in time
     deposits........................     42,994     (4,489)
    Net (decrease) increase in other
     interest-bearing deposits.......    (84,504)    71,722
    Net increase in securities sold
     under repurchase agreements.....     26,420     18,512
    Net increase (decrease) in other
     short-term borrowings...........    120,198    (12,201)
    Payments on long term
     borrowings......................        (76)       (27)
    Proceeds from long term
     borrowings......................     --            500
    Net increase in advances from
     borrowers for taxes and
     insurance.......................     --          2,865
    Net proceeds from exercise of
     stock options...................        855      1,763
    Payment of dividends to minority
     stockholders....................       (128)      (172)
    Payment of dividends on common
     stock...........................       (277)      (345)
    Adjustment to conform reporting
     periods.........................     --        (13,318)
                                       ---------  ---------
            Net cash provided by
            financing activities.....     97,990     85,124
                                       ---------  ---------
Net decrease in cash and cash
  equivalents........................    (23,265)   (15,079)
Cash and cash equivalents at
  beginning of period................    187,493    264,023
                                       ---------  ---------
Cash and cash equivalents at end of
  period.............................  $ 164,228  $ 248,944
                                       =========  =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the "Company") and its direct and indirect wholly-owned subsidiaries Southwest Holding Delaware Inc. (the "Delaware Company"), Southwest Bank of Texas National Association (the
"Bank") and Mitchell Mortgage Company, LLC ("Mitchell") (see Note 5). These financial statements give retroactive effect to the merger of Fort Bend Holding Corp., ("Fort Bend") on April 1, 1999 in a transaction accounted for as a pooling of interests (See Note 5). All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 1999 and December 31, 1998, consolidated results of operations for the three-month and six-month periods ended June 30, 1999 and 1998, consolidated cash flows for the six months ended June 30, 1999 and 1998 and the consolidated changes in shareholders' equity for the six months ended June 30, 1999. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998, Fort Bend's annual report on Form 10-K for the year ended March 31, 1998, Form S-4 dated January 13, 1999 and Form 8-K dated April 1, 1999.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all fiscal years beginning after June 15, 2000. This pronouncement is not anticipated to have a material affect on the Company's financial position, results of operations or cash flows.

2.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) consisted of the following:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                       --------------------  --------------------
                                         1999       1998       1999       1998
                                       ---------  ---------  ---------  ---------
Net income...........................  $   3,861  $   6,059  $  10,576  $  11,701
Net change in unrealized
  appreciation/
  (depreciation) on securities
  available for sale, net of tax.....     (7,073)    (1,567)    (9,098)      (976)
                                       ---------  ---------  ---------  ---------
Total comprehensive income (loss)....  $  (3,212) $   4,492  $   1,478  $  10,725
                                       =========  =========  =========  =========

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

3.  EARNINGS PER COMMON SHARE:

     Earnings per common share is computed as follows:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                       --------------------  --------------------
                                         1999       1998       1999       1998
                                       ---------  ---------  ---------  ---------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income...........................  $   3,861  $   6,059  $  10,576  $  11,701
Interest on 8% convertible
  debentures, net of tax.............                   123                   307
Minority interest in net income of
  subsidiary, net of tax.............         22           (a)     (13)       105
                                       ---------  ---------  ---------  ---------
Net income, adjusted.................  $   3,883  $   6,182  $  10,563  $  12,113
                                       =========  =========  =========  =========
Divided by average common shares and
  common share equivalents:
     Average common shares...........     27,574     25,740     27,519     25,486
     Average common shares issuable
       under the stock option plan...      1,078      1,355      1,032      1,388
     Average common shares issuable
       with the conversion of the 8%
       convertible debentures........                 1,474                 1,529
     Average common shares issuable
       with the conversion of the
       minority interest of
       subsidiary....................        277           (a)     290        282
                                       ---------  ---------  ---------  ---------
Total average common shares and
  common
  share equivalents..................     28,929     28,569     28,841     28,399
                                       =========  =========  =========  =========
Basic earnings per common share......  $    0.14  $    0.24  $    0.38  $    0.45
                                       =========  =========  =========  =========
Diluted earnings per common share....  $    0.13  $    0.22  $    0.37  $    0.42
                                       =========  =========  =========  =========

------------

(a) The assumed conversion of the minority ownership interest into shares of common stock has an antidilutive effect on earnings per share for the three months ended June 30, 1998. Thus, it is excluded from the calculation of diluted earnings per share.

4.  SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:

     During the six months ended June 30, 1999, the Company reduced its federal income tax liability by approximately $591,000 and recorded a corresponding increase to additional paid-in capital representing the tax benefit related to the exercise of certain stock options.

5.  MERGER RELATED ACTIVITY:

     On April 1, 1999, the Company consummated its previously announced merger with Fort Bend, whereby Fort Bend merged into the Company. Fort Bend is the parent company of Fort Bend Federal Savings and Loan Association of Rosenberg (which also was merged into the Bank on April 1, 1999) and the majority owner of Mitchell. In accordance with the Agreement and Plan of Merger, the Company exchanged 1.45 shares of the Company's common shares for each share of Fort Bend common stock, resulting in the issuance of approximately 4.6 million shares of Company Common Stock on a fully diluted basis. At March 31, 1999, Fort Bend had total assets of approximately $316 million and total deposits of $269 million. The transaction has been accounted for as a pooling of interests; therefore the Company's

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)
condensed consolidated financial statements have been restated to include the accounts and operations of Fort Bend for all periods presented.

     Separate interest income and net income amounts of the merged entities are presented in the following table:

                                         SIX MONTHS ENDED
                                             JUNE 30,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
Interest income:
  Periods prior to consummation:
     Southwest Bancorporation........  $  37,612  $  65,849
     Fort Bend ......................      5,454     11,195
  Periods subsequent to
     consummation....................     45,024     --
                                       ---------  ---------
          Total interest income......  $  88,090  $  77,044
                                       =========  =========
Net income:
  Periods prior to consummation:
     Southwest Bancorporation........  $   6,305  $  10,626
     Fort Bend.......................        410      1,075
  Periods subsequent to
     consummation....................      3,861     --
                                       ---------  ---------
          Total net income...........  $  10,576  $  11,701
                                       =========  =========

     Through the merger with Fort Bend, the Company acquired Fort Bend's 51 percent ownership interest in Mitchell, a full-service mortgage banking affiliate of The Woodlands Operating Company, L.P. ("Woodlands"). Following the merger, Woodlands had the right to convert its 49% ownership interest in Mitchell into shares of Company common stock at an exchange rate of 119.3408 shares for each $1,000 of its ownership interest in Mitchell. Prior to the merger, Woodlands had the right to convert its ownership interest into Fort Bend stock. Effective as of June 30, 1999, Woodlands exercised its conversion right, resulting in the issuance of 307,323 shares of Company common stock to Woodlands in exchange for Woodlands' 49% ownership interest in Mitchell and Mitchell becoming a wholly-owned subsidiary of the Bank. The acquisition of additional ownership interest in Mitchell has been accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On April 1, 1999, Southwest Bancorporation of Texas, Inc. (the "Company") and Fort Bend Holding Corp. ("Fort Bend") completed their previously announced merger, which was accounted for as a pooling of interests. The merger agreement provided for the exchange of 1.45 shares of the Company's Common Stock for each share of Fort Bend Common Stock, resulting in the issuance of approximately 4.6 million shares of Company Common Stock on a fully diluted basis. In connection with this merger, the Company incurred approximately $4.5 million in pretax merger-related expenses and other charges (the "special charge"). The historical financial data has been restated to include the accounts and operations of Fort Bend for all periods presented.

     Total assets at June 30, 1999, and December 31, 1998 were $2.63 billion, and $2.52 billion, respectively. Gross loans were $1.63 billion at June 30, 1999, an increase of $100 million or 6% from $1.53 billion at December 31, 1998. This growth was a result of a strong local economy, and the Company's style of relationship banking. Shareholders' equity was $182.9 million and $177.3 million at June 30, 1999 and December 31, 1998, respectively.

RESULTS OF OPERATIONS EXCLUDING MERGER-RELATED EXPENSES AND NET LOSSES ON SALES OF SECURITIES

     For the six months ended June 30, 1999, net income would have been $14.3 million compared to $11.7 million for the same period in 1998, an increase of 22 percent. For the three months ended June 30, 1999, net income would have been $7.5 million, or $0.26 per common share compared to $6.1 million or $0.22 per common share for the same period in 1998, an increase of 24 percent and 18 percent, respectively. Return on average assets and return on average common shareholders' equity for the three months ended June 30, 1999 would have been
1.17 percent and 16.51 percent, respectively.

RESULT OF OPERATIONS AS REPORTED

     For the six months ended June 30, 1999, net income was $10.6 million compared to $11.7 million for the same period in 1998, a decrease of 10 percent. For the three months ended June 30, 1999, net income was $3.9 million compared to $6.1 million for the same period in 1998, a decrease of 36 percent. Net income per diluted common share was $0.13 for the three months ended June 30, 1999 compared with $0.22 for the three months ended June 30, 1998. Return on average assets and return on average common shareholders' equity for the three months ended June 30, 1999 was 0.60 percent, and 8.45 percent, respectively.

RESULTS OF OPERATIONS

  INTEREST INCOME

     Interest income for the three months ended June 30, 1999 was $45.0 million, an increase of $5.4 million, or 14% from the three months ended June 30, 1998. For the six months ended June 30, 1999, interest income was $88.1 million, an $11.0 million, or 14% increase from the same period a year ago. This increase in interest income is due to a $375.4 million increase in average earning assets to $2.37 billion for the three months ended June 30, 1999, a 19% increase from the same period last year.

     Interest income on loans increased $4.4 million to $33.1 million for the three months ended June 30, 1999. This was due to a $311.1 million increase in average loans outstanding during the same period. Interest income on securities increased to $11.5 million, a $2.1 million increase from the prior comparable period. This increase was attributable to a $135.7 million increase in average securities outstanding, up 22% when compared to the three months ended June 30, 1998.

     For the six months ended June 30, 1999, interest income on loans increased 18% to $64.6 million, up from $54.7 million for the same period last year. Interest income on securities increased to $22.4 million, an increase of $3.8 million or 20% from the prior period. These gains were principally related to an increase of 19% in average earning assets to $2.3 billion for the six months ended June 30, 1999 over the same period in 1998.

  INTEREST EXPENSE

     Interest expense on deposits and other borrowings was $19.3 million for the three months ended June 30, 1999, compared to $17.2 million for the same period in 1998. For the six months ended June 30, 1999, interest expense on deposits and other borrowings was $37.7 million compared to $34.4 million for the same period a year ago. The increase in interest expense was attributable to a $325.8 million and $311.7 million respective increase in average interest-bearing liabilities for the three- and six-month comparable periods.

  NET INTEREST INCOME

     Net interest income was $25.7 million for the three months ended June 30, 1999, compared with $22.4 million for the same period in 1998, an increase of 15%. For the six months ended June 30, 1999, net interest income increased 18% from the same period in 1998 to $50.4 million. The increase in net interest income during the three- and six-months ended June 30, 1999 was largely due to growth in average interest-earning assets, primarily loans.

     The net interest margin was 4.34% for the three months ended June 30, 1999, compared with 4.50% in the second quarter of 1998. The net interest margin was 4.36% for the six months ended June 30, 1999, down from 4.38% for the first six months of 1998. The decrease in the net interest margin was primarily due to a decrease in the yield on average earning assets which decreased 35 basis points to 7.61% for the three months ended June 30, 1999, and 29 basis points to 7.63% for the six months ended June 30, 1999.

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

                                                 THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                    JUNE 30, 1999                        JUNE 30, 1998
                                          ---------------------------------    ---------------------------------
                                            AVERAGE      INTEREST   AVERAGE      AVERAGE      INTEREST   AVERAGE
                                          OUTSTANDING    EARNED/    YIELD/     OUTSTANDING    EARNED/    YIELD/
                                            BALANCE       PAID       RATE        BALANCE       PAID       RATE
                                          -----------    -------    -------    -----------    -------    -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
     Loans..............................  $ 1,590,012    $33,078      8.34%    $ 1,278,914    $28,692      9.00%
     Securities.........................      748,156     11,549      6.19         612,421      9,460      6.20
     Federal funds sold and other.......       34,533        397      4.61         106,011      1,462      5.53
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-earning
             assets.....................    2,372,701     45,024      7.61%      1,997,346     39,614      7.96%
                                                         -------    -------                   -------    -------
Less allowance for loan losses..........      (16,892)                             (12,894)
                                          -----------                          -----------
Total earning assets, net of
  allowance.............................    2,355,809                            1,984,452
Nonearning assets.......................      222,755                              153,723
                                          -----------                          -----------
          Total assets..................  $ 2,578,564                          $ 2,138,175
                                          ===========                          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Money market and savings
       deposits.........................  $   831,157      7,266      3.51%    $   792,447      7,775      3.94%
     Certificates of deposits...........      608,015      7,392      4.88         512,735      6,739      5.27
     Repurchase agreements and borrowed
       funds............................      402,751      4,682      4.66         210,913      2,694      5.12
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-bearing
             liabilities................    1,841,923     19,340      4.21%      1,516,095     17,208      4.55%
                                                         -------    -------                   -------    -------
Noninterest-bearing liabilities:
     Noninterest-bearing demand
       deposits.........................      528,153                              453,645
     Other liabilities..................       25,288                               20,939
                                          -----------                          -----------
          Total liabilities.............    2,395,364                            1,990,679
Shareholders' equity....................      183,200                              147,496
                                          -----------                          -----------
          Total liabilities and
             shareholders' equity.......  $ 2,578,564                          $ 2,138,175
                                          ===========                          ===========
Net interest income.....................                 $25,684                              $22,406
                                                         =======                              =======
Net interest spread.....................                              3.40%                                3.41%
                                                                    =======                              =======
Net interest margin.....................                              4.34%                                4.50%
                                                                    =======                              =======

                                                  SIX MONTHS ENDED                     SIX MONTHS ENDED
                                                    JUNE 30, 1999                        JUNE 30, 1998
                                          ---------------------------------    ---------------------------------
                                            AVERAGE      INTEREST   AVERAGE      AVERAGE      INTEREST   AVERAGE
                                          OUTSTANDING    EARNED/    YIELD/     OUTSTANDING    EARNED/    YIELD/
                                            BALANCE       PAID       RATE        BALANCE       PAID       RATE
                                          -----------    -------    -------    -----------    -------    -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
     Loans..............................  $ 1,555,442    $64,554      8.37%    $ 1,226,620    $54,744      9.00%
     Securities.........................      723,897     22,385      6.24         601,989     18,617      6.24
     Federal funds sold and other.......       49,216      1,151      4.72         132,079      3,683      5.62
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-earning
             assets.....................    2,328,555     88,090      7.63%      1,960,688     77,044      7.92%
                                                         -------    -------                   -------    -------
Less allowance for loan losses..........      (16,333)                             (12,634)
                                          -----------                          -----------
Total earning assets, net of
  allowance.............................    2,312,222                            1,948,054
Nonearning assets.......................      209,139                              156,635
                                          -----------                          -----------
          Total assets..................  $ 2,521,361                          $ 2,104,689
                                          ===========                          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Money market and savings
       deposits.........................  $   846,503     14,825      3.53%    $   770,753     15,343      4.01%
     Certificates of deposits...........      606,254     14,738      4.90         516,641     13,601      5.31
     Repurchase agreements and borrowed
       funds............................      357,154      8,124      4.59         210,846      5,487      5.25
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-bearing
             liabilities................    1,809,911     37,687      4.20%      1,498,240     34,431      4.63%
                                                         -------    -------                   -------    -------
Noninterest-bearing liabilities:
     Noninterest-bearing demand
       deposits.........................      522,005                              444,360
     Other liabilities..................       25,442                               18,358
                                          -----------                          -----------
          Total liabilities.............    2,357,358                            1,960,958
Shareholders' equity....................      164,003                              143,731
                                          -----------                          -----------
          Total liabilities and
             shareholders' equity.......  $ 2,521,361                          $ 2,104,689
                                          ===========                          ===========
Net interest income.....................                 $50,403                              $42,613
                                                         =======                              =======
Net interest spread.....................                              3.43%                                3.29%
                                                                    =======                              =======
Net interest margin.....................                              4.36%                                4.38%
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

                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 30,                         JUNE 30,
                                          -------------------------------  -------------------------------
                                                   1999 VS. 1998                    1999 VS. 1998
                                          -------------------------------  -------------------------------
                                                INCREASE (DECREASE)              INCREASE (DECREASE)
                                                      DUE TO                           DUE TO
                                          -------------------------------  -------------------------------
                                           VOLUME      RATE       TOTAL     VOLUME      RATE       TOTAL
                                          ---------  ---------  ---------  ---------  ---------  ---------
                                                               (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans...................................  $   6,979  $  (2,593) $   4,386  $  14,675  $  (4,865) $   9,810
Securities..............................      2,097         (8)     2,089      3,770         (2)     3,768
Federal funds sold and other............       (986)       (79)    (1,065)    (2,365)      (167)    (2,532)
                                          ---------  ---------  ---------  ---------  ---------  ---------
     Total increase (decrease) in
       interest income..................      8,090     (2,680)     5,410     16,080     (5,034)    11,046
                                          ---------  ---------  ---------  ---------  ---------  ---------
INTEREST-BEARING LIABILITIES:
Money market and savings deposits.......        375       (884)      (509)     1,508     (2,026)      (518)
Certificates of deposits................      1,252       (599)       653      2,359     (1,222)     1,137
Repurchase agreements and borrowed
  funds.................................      2,450       (462)     1,988      3,807     (1,170)     2,637
                                          ---------  ---------  ---------  ---------  ---------  ---------
     Total increase (decrease) in
       interest expense.................      4,077     (1,945)     2,132      7,674     (4,418)     3,256
                                          ---------  ---------  ---------  ---------  ---------  ---------
Increase (decrease) in net interest
  income................................  $   4,013  $    (735) $   3,278  $   8,406  $    (616) $   7,790
                                          =========  =========  =========  =========  =========  =========

  PROVISION FOR LOAN LOSSES

     The provision for loan losses was $1.5 million for the three months ended June 30, 1999 as compared to $945,000 for the three months ended June 30, 1998. The provision for loan losses was $3.1 million for the six months ended June 30, 1999 as compared to $1.6 million for the six months ended June 30, 1998. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as the Company's loan portfolio grows and diversifies.

  NONINTEREST INCOME

     Noninterest income for the three months ended June 30, 1999 was $6.4 million, an increase of $855,000 or 16% over the same period in 1998. Noninterest income for the six months ended June 30, 1999 was $13.1 million, an increase of 22%, from $10.7 million during the comparable period in 1998. The following table presents for the periods indicated the major changes in noninterest income.

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                       --------------------  --------------------
                                         1999       1998       1999       1998
                                       ---------  ---------  ---------  ---------
                                                 (DOLLARS IN THOUSANDS)
Service charges on deposit
  accounts...........................  $   2,490  $   1,975  $   5,128  $   4,179
Investment services..................      1,036        876      2,075      1,670
Gain/(loss) on sale of securities,
  net................................       (242)       177       (149)       185
Mortgage fee income and other
  charges............................        847      1,225      1,833      2,192
Gain on sale of loans, net...........         48        297        272        605
Loan servicing income................        435        206        513        458
Factoring fee income.................        766        396      1,342        716
Other noninterest income.............        971        344      2,061        718
                                       ---------  ---------  ---------  ---------
     Total noninterest income........  $   6,351  $   5,496  $  13,075  $  10,723
                                       =========  =========  =========  =========

     Service charges were $2.5 million for the three months ended June 30, 1999, compared to $2.0 million for the three months ended June 30, 1998, an increase of $515,000 or 26%. Service charges were $5.1 million for the six months ended June 30, 1999 compared to $4.2 million for the same period in 1998, an increase of $1.0 million, or 23%. The deposit accounts serviced increased to 72,654 at June 30, 1999 from 63,222 at June 30, 1998.

     For the three months ended June 30, 1999, investment services income grew to $1 million, an increase of 18% over the 1998 level. For the six months ended June 30, 1999, investment services income grew to $2.1 million or 24% from the $1.7 million level during the 1998 period. This increase is attributable to the expanding international and foreign exchange departments, as well as the continued strategic focus by the Company to increase its competitive position in providing investment services.

     Fee income earned from mortgage lending and gains recorded from the sale of loans declined for each of the reported periods. This decline was primarily the result of a decrease in the volume of transactions processed due to interest rate uncertainty. Gain on sale of loans was adversely affected by less favorable pricing in the secondary market during the current year.

     Other noninterest income for the three months ended June 30, 1999 increased 182% to $971,000 from $344,000 in 1998. Significant components of this increase include earnings from bank owned life insurance of $343,000 and gains from sale of assets of $114,000. For the six months ended June 30, 1999, other noninterest income increased 187% to $2.1 million, up $1.3 million from the same period in 1998. This increase was primarily due to earnings from bank owned life insurance of $626,000 and earnings from an unconsolidated investee of $238,000.

  NONINTEREST EXPENSES

     For the three months ended June 30, 1999, noninterest expenses totaled $23.8 million, an increase of $6.4 million, or 37%, from $17.4 million during 1998. For the six months ended June 30, 1999 noninterest expenses totaled $43.3 million, an increase of $9.9 million, or 29%, from the same period in 1998. The increase in noninterest expenses during these periods was primarily due to $4.5 million in merger-related expenses and other charges (including investment banking fees, other professional fees and severance expense), in connection with the merger with Fort Bend and increases in salaries and employee benefits. Excluding the special charge, the efficiency ratio would have decreased to 59.61% for the three months ended June 30, 1999 from 62.83% for the comparable period in 1998. For the six months ended June 30, the efficiency ratio increased to 64.01% for 1999 from 62.93% for 1998.

     Salary and benefit expense for the three months ended June 30, 1999 was $11.7 million, an increase of $1.3 million or 13% from the three months ended June 30, 1998. Salary and benefit expense for the six months ended June 30, 1999 was $23.6 million, an increase of $3.5 million or 17% from the same period in 1998. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth. Total full-time employees at June 30, 1999 and June 30, 1998 were 889 and 794, respectively.

     Occupancy expense increased $400,000, or 16% to $3.0 million for the three months ended June 30, 1999. For the six months ended June 30, 1999, occupancy expense increased $800,000, or 16% from the same period a year ago to $6.0 million. Major categories within occupancy expense are building lease expense and depreciation expense. Building lease expense increased to $837,000 for the three months ended June 30, 1999 from $636,000 for the same period in 1998. For the six months ended June 30, 1999, building lease expense was $1.7 million, an increase of 23%, or $310,000 from $1.3 million for the first six months of 1998. This increase resulted from increasing operating costs at the 25 branches, and by increasing the rentable square feet at the corporate office. Depreciation expense was $1.6 million for the three months ended June 30, 1999, an increase of 23% or $300,000 from the $1.3 million level from the prior comparable period. For the six months ended June 30, 1999 depreciation expense increased $600,000, or 24%, to $3.1 million from $2.5 million in the first six months of 1998. This increase was primarily due to depreciation on equipment provided to new employees and expense related to technology upgrades throughout the Company.

INCOME TAXES

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. For the three months ended June 30, 1999, the provision for income taxes was $4.4 million excluding merger related expenses, an increase of $1 million or 29% from the $3.4 million provided for the same period in 1998. For the six months ended June 30, 1999, income tax expense was $6.5 million, unchanged from the same period in 1998.

FINANCIAL CONDITION

LOAN PORTFOLIO

     Total gross loans were $1.63 billion at June 30, 1999, an increase of $100 million or 7% from $1.53 billion at December 31, 1998.

     The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 1999 and December 31, 1998:

                                              JUNE 30, 1999          DECEMBER 31, 1998
                                          ----------------------   ----------------------
                                             AMOUNT      PERCENT      AMOUNT      PERCENT
                                          ------------   -------   ------------   -------
Commercial and industrial...............  $    630,013      38.6%  $    639,207      41.8%
Real estate:
     Construction and land
     development........................       363,064      22.2        296,004      19.4%
     1-4 family.........................       316,492      19.4        267,690      17.5%
     Commercial owner occupied..........       164,313      10.1        167,084      10.9%
     Ranchland..........................         7,533       0.5          8,134       0.5%
     Other..............................        21,048       1.3         20,719       1.4%
Consumer................................       129,376       7.9        130,161       8.5%
                                          ------------   -------   ------------   -------
Total loans.............................  $  1,631,839     100.0%  $  1,528,999     100.0%
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

     The contractual maturity ranges of the commercial and industrial and real estate construction loan portfolio and the amount of such loans with fixed interest rates and floating rates in each maturity range as of June 30, 1999 are summarized in the following table:

                                                            JUNE 30, 1999
                                          --------------------------------------------------
                                                        AFTER ONE      AFTER
                                           ONE YEAR      THROUGH       FIVE
                                           OR LESS     FIVE YEARS      YEARS       TOTAL
                                          ----------   -----------   ---------  ------------
                                                        (DOLLARS IN THOUSANDS)
Commercial and industrial...............  $  369,937    $ 236,569    $  23,507  $    630,013
Real estate construction................     227,359      114,491       21,214       363,064
                                          ----------   -----------   ---------  ------------
     Total..............................  $  597,296    $ 351,060    $  44,721  $    993,077
                                          ==========   ===========   =========  ============
Loans with a fixed interest rate........  $  193,860    $  86,997    $  14,964  $    295,821
Loans with a floating interest rate.....     403,436      264,063       29,757       697,256
                                          ----------   -----------   ---------  ------------
     Total..............................  $  597,296    $ 351,060    $  44,721  $    993,077
                                          ==========   ===========   =========  ============

  LOAN REVIEW AND ALLOWANCE FOR LOAN LOSSES

     The Company has well developed procedures in place to maintain a high quality loan portfolio. These procedures include a Credit Quality Assurance Process that begins with approval of lending policies and underwriting guidelines by the Board of Directors, an independent loan review department staffed with OCC experienced personnel, low individual lending limits for officers, Senior Loan Committee approval for large credit relationships and quality loan documentation procedures. The Company also maintains a well developed monitoring process for credit extensions in excess of $250,000. The Company performs monthly and quarterly concentration analyses based on various factors such as industries, collateral types, business lines, large credit sizes, international investments and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

     Management believes that the allowance for loan losses at June 30, 1999 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods which could be greater than the size of the allowance at June 30, 1999.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                         THREE MONTHS
                                             ENDED          YEAR ENDED
                                           JUNE 30,        DECEMBER 31,
                                             1999              1998
                                        ---------------    -------------
                                             (DOLLARS IN THOUSANDS)
Allowance for loan losses beginning
balance..............................       $16,182           $11,927
Provision for loan losses............         1,515             4,053
Charge-offs..........................          (398)           (1,151)
Recoveries...........................            36               133
Adjustment to conform reporting
periods..............................       --                     18
                                        ---------------    -------------
Allowance for loan losses ending
balance..............................       $17,335           $14,980
                                        ===============    =============
Allowance to period-end loans........          1.08%             0.99%
Net charge-offs to average loans.....          0.09%             0.08%
Allowance to period-end nonperforming
  loans..............................        779.80%           482.45%

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

                                            JUNE 30, 1999            DECEMBER 31, 1998
                                        ----------------------     ----------------------
                                                   PERCENT OF                 PERCENT OF
                                                    LOANS TO                   LOANS TO
                                        AMOUNT     TOTAL LOANS     AMOUNT     TOTAL LOANS
                                        -------    -----------     -------    -----------
Balance of allowance for loan losses
  applicable to:
     Commercial and industrial.......   $ 2,940        38.6%       $ 2,808        41.8%
Real estate:
     Construction and loan
       development...................       103        22.2             81        19.4
     1-4 family residential..........        33        19.4          --           17.5
     Commercial owner occupied.......     --           10.1             38        10.9
     Farmland........................     --            0.5          --            0.5
     Other...........................     --            1.3          --            1.4
Consumer.............................     1,055         7.9            893         8.5
Unallocated..........................    13,204       --            11,160       --
                                        -------    -----------     -------    -----------
          Total allowance for loan
          losses.....................   $17,335       100.0%       $14,980       100.0%
                                        =======    ===========     =======    ===========

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

     Nonperforming assets were $2.5 million at June 30, 1999 compared with $3.8 million at December 31, 1998. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.16% and 0.25% at June 30, 1999 and December 31, 1998, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                         JUNE 30,     DECEMBER 31,
                                           1999           1998
                                        ----------    ------------
                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans.....................     $  942         $2,424
Accruing loans 90 or more days past
due..................................      1,281            681
Restructured loans...................      --               151
ORE & OLRA...........................        385            504
                                        ----------    ------------
     Total nonperforming assets......     $2,608         $3,760
                                        ==========    ============
Nonperforming assets to total loans
  and other real estate..............       0.16%          0.25%

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

     A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Company's impaired loans were approximately $14.6 million and $14.0 million at June 30, 1999 and December 31, 1998, respectively. The largest component of impaired loans is a commercial energy related loan of approximately $11.3 million. The average recorded investment in impaired loans during the six months ended June 30, 1999 and the year ended December 31, 1998 was $14.3 million and $6.0 million, respectively. The total required allowance for loan losses related to these loans was $0 for each reported period. Interest income on impaired loans of $1.2 million and $415,000 was recognized for cash payments received during the six months ended June 30, 1999 and the year ended December 31, 1998, respectively.

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

     The amortized cost and approximate fair value of securities classified as held to maturity and available for sale is as follows:

                                                         JUNE 30, 1999
                                        -----------------------------------------------
                                                        GROSS UNREALIZED
                                        AMORTIZED      -------------------      FAIR
                                          COST          GAIN        LOSS       VALUE
                                        ---------      ------      -------   ----------
                                                    (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
U.S. Government securities...........   $  87,862      $  103      $  (772)  $   87,193
Mortgage-backed securities...........     615,292       1,479       (9,167)     607,604
Federal Reserve Bank stock...........       2,408        --          --           2,408
Federal Home Loan Bank stock.........      13,029        --          --          13,029
Other securities.....................       5,079          67           (3)       5,143
                                        ---------      ------      -------   ----------
     TOTAL SECURITIES AVAILABLE FOR
       SALE..........................   $ 723,670      $1,649      $(9,942)  $  715,377
                                        =========      ======      =======   ==========


                                                       DECEMBER 31, 1998
                                        -----------------------------------------------
                                                        GROSS UNREALIZED
                                        AMORTIZED      -------------------      FAIR
                                          COST          GAIN        LOSS       VALUE
                                        ---------      ------      -------   ----------
                                                    (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
U.S. Government securities...........   $ 143,570      $1,575      $ --      $  145,145
Mortgage-backed securities...........     488,851       4,549         (452)     492,948
Federal Reserve Bank stock...........       2,069          13        --           2,082
Federal Home Loan Bank stock.........       7,672        --          --           7,672
Other securities.....................       3,694          94          (12)       3,776
                                        ---------      ------      -------   ----------
     TOTAL SECURITIES AVAILABLE FOR
       SALE..........................   $ 645,856      $6,231      $  (464)  $  651,623
                                        =========      ======      =======   ==========
HELD TO MATURITY
U.S. Government securities...........   $   6,248      $   14      $  (186)  $    6,076
Mortgage-backed securities...........      60,869         689         (259)      61,299
                                        ---------      ------      -------   ----------
     TOTAL SECURITIES HELD TO
       MATURITY......................   $  67,117      $  703      $  (445)  $   67,375
                                        =========      ======      =======   ==========

     In connection with the merger, the Company transferred all of Fort Bend's held-to-maturity debt securities to the available for sale category. The amortized cost of these securities at the time of transfer was $57.8 million and the unrealized gain was $80,000 ($52,000 net of income taxes). Although the Company does not intend to sell these securities in the near term, a transfer was made to maintain the Company's existing interest rate position and credit risk policy.

     Securities totaled $715.4 million at June 30, 1999, a decrease of $5.7 million from $721.1 million at December 31, 1998. The yield on the securities portfolio for the six months ended June 30, 1999 was 8.37% while the yield was 9.00% in 1998.

     Included in the Company's mortgage-backed securities at June 30, 1999 were $303.0 million in agency issued collateral mortgage obligations.

     At June 30, 1999, 88% of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At June 30, 1999, approximately $62.0 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly were less susceptible to declines in value should interest rates increase.

     The following table summarizes the contractual maturity of investments (including securities, federal funds sold and interest-bearing deposits) and their weighted average yields at June 30, 1999. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated shareholders' equity.

                                                                             JUNE 30, 1999
                                       -----------------------------------------------------------------------------------------
                                                               AFTER ONE          AFTER FIVE
                                                               YEAR BUT            YEARS BUT
                                            WITHIN              WITHIN              WITHIN
                                           ONE YEAR           FIVE YEARS           TEN YEARS        AFTER TEN YEARS
                                       -----------------   -----------------   -----------------   -----------------
                                        AMOUNT     YIELD    AMOUNT     YIELD    AMOUNT     YIELD    AMOUNT     YIELD     TOTAL
                                       ---------   -----   ---------   -----   ---------   -----   ---------   -----   ---------
                                                                        (DOLLARS IN THOUSANDS)
U.S. Government
  securities.........................  $  21,289   5.35 %  $  51,573   5.64 %  $  15,000   6.45 %  $  --       0.00 %  $  87,862
Mortgage-backed
  securities.........................      2,062   6.18 %     29,477   6.29 %     43,288   6.29 %    540,465   6.46 %    615,292
Federal Reserve Bank
  stock..............................      2,408   6.00 %     --        --        --        --        --        --         2,408
Federal Home Loan Bank
  stock..............................     13,029   5.25 %     --        --        --        --        --        --        13,029
Other securities.....................      1,445   4.63 %        212   8.03 %        515   7.07 %      2,907   5.41 %      5,079
Federal funds sold...................     37,357   4.70 %     --        --        --        --        --        --        37,357
Interest-bearing deposits............      1,983   6.52 %     --        --        --        --        --        --         1,983
                                       ---------   -----   ---------   -----   ---------   -----   ---------   -----   ---------
    Total investments................  $  79,573   5.09 %  $  81,262   5.88 %  $  58,803   6.34 %  $ 543,372   6.46 %  $ 763,010
                                       =========   =====   =========   =====   =========   =====   =========   =====   =========

                                       YIELD
                                       -----

U.S. Government
  securities.........................  5.71 %
Mortgage-backed
  securities.........................  6.44 %
Federal Reserve Bank
  stock..............................  6.00 %
Federal Home Loan Bank
  stock..............................  5.25 %
Other securities.....................  5.47 %
Federal funds sold...................  4.70 %
Interest-bearing deposits............  6.52 %
                                       -----
    Total investments................  6.24 %
                                       =====

  PREPAID EXPENSES AND OTHER ASSETS

     Total prepaid expenses and other assets were $77.2 million at June 30, 1999, an increase of $28.5 million from $48.7 million at December 31, 1998. Significant components within prepaid expenses and other assets include the cash value of bank owned life insurance, $26.0 million and accounts receivable purchased. At June 30, 1999 the balance of accounts receivable purchased was $19.9 million an increase of $11.1 million from December 31, 1998.

  DEPOSITS

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market and time accounts. The Company relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. As of June 30, 1999, the Company had less than 5% of its deposits classified as brokered funds and does not anticipate any significant increase. Deposits provide the primary source of funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average demand deposits to average total deposits for the periods ended June 30, 1999 and December 31, 1998, was 26% for each respective period.

     The average daily balances and weighted average rates paid on deposits for the six months ended June 30, 1999 and the year ended December 31, 1998, are presented below:

                                             JUNE 30, 1999             DECEMBER 31, 1998
                                        -----------------------     -----------------------
                                          AVERAGE                     AVERAGE
                                        OUTSTANDING                 OUTSTANDING
                                          BALANCE       RATE          BALANCE       RATE
                                        -----------   ---------     -----------   ---------
                                                      (DOLLARS IN THOUSANDS)
NOW accounts.........................   $    41,094        2.79%    $    47,482        1.67%
Regular savings......................        36,527        2.39          35,122        2.35
Premium Yield........................       449,103        4.15         426,034        4.69
Money market.........................       319,779        2.89         300,141        3.39
CD's less than $100,000..............       233,473        4.97         192,041        5.15
CD's $100,000 and over...............       341,257        4.82         289,357        5.17
IRA's & QRP's........................        31,524        5.36          54,697        5.70
                                        -----------   ---------     -----------   ---------
     Total interest-bearing
       deposits......................     1,452,757        4.10%      1,344,874        4.44%
                                                      =========                   =========
Noninterest-bearing deposits.........       522,005                     469,721
                                        -----------                 -----------
     Total deposits..................   $ 1,974,762                 $ 1,814,595
                                        ===========                 ===========

     The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

                                          JUNE 30, 1999       DECEMBER 31, 1998
                                        ------------------    -----------------
                                                (DOLLARS IN THOUSANDS)
3 months or less.....................        $206,670             $ 213,705
Between 3 months and 6 months........          61,300                56,005
Between 6 months and 1 year..........          75,099                43,019
Over 1 year..........................          22,571                24,636
                                        ------------------    -----------------
     Total time deposits $100,000 and
       over..........................        $365,640             $ 337,365
                                        ==================    =================

  BORROWINGS

     Securities sold under repurchase agreements and other short-term borrowings, consisting of federal funds purchased and treasury, tax, and loan deposits, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                          JUNE 30,         DECEMBER 31,
                                            1999               1998
                                        -------------      ------------
                                            (DOLLARS IN THOUSANDS)
Securities sold under repurchase
  agreements:
     Average.........................     $ 199,035          $182,254
     Period-end......................       208,116           181,696
     Maximum month-end balance during
       period........................       265,440           240,670
Interest rate:
     Average.........................          4.06%             4.77%
     Period-end......................          5.73%             5.16%
Other short-term borrowings:
     Average.........................     $ 173,404          $ 26,034
     Period-end......................       262,872           138,388
     Maximum month-end balance during
       period........................       210,059           138,388
Interest rate:
     Average.........................          4.79%             5.65%
     Period-end......................          5.18%             5.53%

     Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the six months ended June 30, 1999, the Company's liquidity needs have primarily been met by growth in short-term borrowings from the Federal Home Loan Bank.

     The Company's risk-based capital ratios including Leverage Capital, Tier 1 Risk-Based Capital and the Total Risk-Based Capital Ratio were 7.67%, 9.69% and 10.54%, respectively, at June 30, 1999.

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

     Costs to prepare the Company's systems for the Year 2000 are estimated at approximately $3.5 million, for internal systems renovation and testing, testing equipment and both internal and external resources working on the project. Through June 30, 1999, the Company had incurred approximately $3.0 million of these costs. Capital expenditures total approximately $584,000 and non-capital expenditures total approximately $2.4 million.

OTHER MATTERS

     In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, was issued by the Financial Accounting Standard Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The standard is effective for all fiscal years beginning after June 15, 2000. This pronouncement is not anticipated to have a material effect on the Company's financial position, results of operations or cash flows.

     On April 1, 1999, the Company consummated its previously announced merger with Fort Bend, whereby Fort Bend merged into the Company. Fort Bend is the parent company of Fort Bend Federal Savings and Loan Association of Rosenberg (which also was merged into the Bank on April 1, 1999) and the majority owner of Mitchell.In accordance with the Agreement and Plan of Merger, the Company exchanged 1.45 shares of the Company's common shares for each share of Fort Bend common stock, resulting in the issuance of approximately 4.6 million shares of Southwest Common Stock on a fully diluted basis. At March 31, 1999, Fort Bend had total assets of approximately $316 million and total deposits of $269 million. The transaction has been accounted for as a pooling of interests; therefore the Company's condensed consolidated financial statements have been restated to include the accounts and operations of Fort Bend for all periods presented.

     Through the merger with Fort Bend, the Company acquired Fort Bend's 51 percent ownership interest in Mitchell, L.L.C., a full-service mortgage banking affiliate of Woodlands. Following the merger, Woodlands had the right to convert its 49% ownership interest in Mitchell into shares of Company common stock at an exchange rate of 119.3408 shares for each $1,000 of its ownership interest in Mitchell. Prior to the merger Woodlands had the right to convert its ownership interest into Fort Bend stock. Effective as of June 30, 1999, Woodlands exercised its conversion right, resulting in the issuance of 307,323 shares of Company common stock to Woodlands in exchange for Woodlands' 49% ownership interest in Mitchell and Mitchell becoming a wholly-owned subsidiary of the Bank.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes since December 31, 1998. See the Company's Annual Report on Form 10-K, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Interest Rate Sensitivity and Liquidity."

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on April 28, 1999.

     (b) The following Class III directors were elected for a three year term at the annual Meeting: John W. Johnson, Walter E. Johnson and Wilhelmina R. Morian. The following Class I and II Directors also continued in office after the Annual Meeting: John B. Brock III, J. David Heaney, Andres Palandjoglou, Ernest H. Cockrell, Paul B. Murphy, Jr. Adolph A. Pfeffer, Jr., Michael T. Willis and Stanley D. Stearns.

     (c) (1) A total of 18,589,681 votes were cast in favor of and 41,266 votes abstained from each Director other than Walter E. Johnson. A total of 18,588,432 votes were cast in favor of Walter E. Johnson, with 42,516 votes abstaining. No votes were cast against any of the Directors.

          (2) At the Annual Meeting, the Company's also ratified the selection of PricewaterhouseCoopers LLP, the successor firm to Coopers & Lybrand L.L.P., as the Company's independent auditors for the year ending December 31, 1999. A total of 18,576,043 votes were cast in favor of such proposal with 38,504 votes being cast against the proposal and 16,400 votes abstaining from voting on the proposal.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 15.1  Awareness Letter of PricewaterhouseCoopers LLP

         Exhibit 27.   Financial Data Schedule

         The required Financial Data Schedule has been included as Exhibit 27 of the Form 10-Q filed electronically with the Securities and Exchange Commission.

     b)  Reports on Form 8-K

              The following report on Form 8-K was filed by the Company during the three months ended June 30, 1999: Current Report on Form 8-K dated April 1, 1999 and filed April 2, 1999; Item 5.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                     SIGNATURE                                        TITLE                          DATE
---------------------------------------------------  ---------------------------------------   ----------------
                 WALTER E. JOHNSON                   Chairman of the Board and Chief            August 12, 1999
                 WALTER E. JOHNSON                   Executive Officer (Principal Executive
                                                     Officer)
                 DAVID C. FARRIES                    Executive Vice President,                  August 12, 1999
                 DAVID C. FARRIES                    Treasurer and Secretary (Principal
                                                     Financial Officer)
                 R. JOHN McWHORTER                   Senior Vice President and Controller       August 12, 1999
                 R. JOHN MCWHORTER                   (Principal Accounting Officer)