Form 10-Q
period 1999-09-30
SOUTHWEST BANCORP OF TEXAS INC
filed 1999-11-15
CIK 1027258

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                             ---------------------

                                   FORM 10-Q
[X]
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

[ ]
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

                       COMMISSION FILE NUMBER: 000-22007

                             ---------------------

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

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                             ---------------------

     There were 27,971,683 shares of the Registrant's Common Stock outstanding as of the close of business on November 12, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
  Report of Independent Accountants..................................    2
  Condensed Consolidated Balance Sheet as of September 30, 1999 and
     December 31, 1998 (unaudited)...................................    3
  Condensed Consolidated Statement of Income for the Three Months
     Ended September 30, 1999 and 1998, and for the Nine Months Ended
     September 30, 1999 and 1998 (unaudited).........................    4
  Condensed Consolidated Statement of Changes in Shareholders' Equity
     for the Nine Months Ended September 30, 1999 (unaudited)........    5
  Condensed Consolidated Statement of Cash Flows for the Nine Months
     Ended September 30, 1999 and 1998 (unaudited)...................    6
  Notes to Condensed Consolidated Financial Statements...............    7
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   10
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   24

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   25
Item 2.  Changes in Securities and Use of Proceeds...................   25
Item 3.  Default upon Senior Securities..............................   25
Item 4.  Submission of Matters to a Vote of Security Holders.........   25
Item 5.  Other Information...........................................   25
Item 6.  Exhibits and Reports on Form 8-K............................   25
Signatures...........................................................   26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Southwest Bancorporation of Texas, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiaries (the "Company") as of September 30, 1999, the related condensed consolidated statement of income for the three- and nine-month periods ended September 30, 1999 and 1998, the condensed consolidated statement of changes in shareholders' equity for the nine-month period ended September 30, 1999 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, prior to the restatement for the pooling of interests described in Note 5, in accordance with generally accepted auditing standards, the consolidated balance sheet of Southwest Bancorporation of Texas and Subsidiary as of December 31, 1998, and the related consolidated statements of income, of changes in shareholders' equity, and of cash flows for the year then ended (not presented herein); and, in our report dated February 12, 1999, we expressed an unqualified opinion on those consolidated financial statements. We did not audit the consolidated financial statements of Fort Bend Holding Corp. as of December 31, 1998, which statements reflect total assets and shareholders' equity of $316.9 million and $33.6 million, respectively, as of December 31, 1998. Those statements were reviewed by us in accordance with standards established by the American Institute of Certified Public Accountants. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects in relation to the consolidated financial statements from which it has been derived.

                                            PricewaterhouseCoopers LLP

Houston, Texas
November 12, 1999

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Cash and due from banks.....................................   $  114,189      $  129,922
Federal funds sold and other cash equivalents...............       39,086          57,571
                                                               ----------      ----------
         Total cash and cash equivalents....................      153,275         187,493
Securities -- available for sale............................      668,713         651,623
Securities -- held to maturity..............................           --          67,117
Loans held for sale.........................................       67,378          15,310
Loans receivable, net.......................................    1,648,340       1,498,709
Premises and equipment, net.................................       32,308          30,944
Accrued interest receivable.................................       15,581          15,459
Prepaid expenses and other assets...........................       85,556          55,736
                                                               ----------      ----------
         Total assets.......................................   $2,671,151      $2,522,391
                                                               ==========      ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand -- noninterest-bearing.............................   $  580,905      $  561,420
  Demand -- interest-bearing................................       53,913          94,683
  Money market accounts.....................................      867,666         735,000
  Savings...................................................       35,704          35,915
  Time, $100 and over.......................................      329,631         337,365
  Other time................................................      257,174         235,079
                                                               ----------      ----------
         Total deposits.....................................    2,124,993       1,999,462
Securities sold under repurchase agreements.................      159,158         181,696
Other short-term borrowings.................................      176,789         138,388
Long-term borrowings........................................        4,269           4,362
Accrued interest payable....................................        2,318           1,499
Other liabilities...........................................       16,893          16,926
                                                               ----------      ----------
         Total liabilities..................................    2,484,420       2,342,333
                                                               ----------      ----------
Minority interest in consolidated subsidiary................           --           2,722
Commitments and contingencies
Shareholders' equity:
  Common stock -- $1 par value, 50,000,000 shares
    authorized; 27,963,351 issued and outstanding at
    September 30, 1999 and 27,649,710 issued and 27,394,005
    outstanding at December 31, 1998........................       27,963          27,650
  Additional paid-in capital................................       61,426          58,549
  Retained earnings.........................................      106,951          88,844
  Accumulated other comprehensive income (loss).............       (9,609)          3,749
  Treasury stock, at cost -- 255,705 shares.................           --          (1,456)
                                                               ----------      ----------
         Total shareholders' equity.........................      186,731         177,336
                                                               ----------      ----------
         Total liabilities and shareholders' equity.........   $2,671,151      $2,522,391
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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                     ------------------    -------------------
                                                      1999       1998        1999       1998
                                                     -------    -------    --------    -------
Interest income:
  Loans............................................  $36,332    $30,821    $100,886    $85,565
  Securities.......................................   10,922      9,329      33,306     27,945
  Federal funds sold and other.....................      259      1,987       1,411      5,671
                                                     -------    -------    --------    -------
          Total interest income....................   47,513     42,137     135,603    119,181
Interest expense on deposits and other
  borrowings.......................................   20,180     18,312      57,866     52,743
                                                     -------    -------    --------    -------
     Net interest income...........................   27,333     23,825      77,737     66,438
Provision for loan losses..........................    1,500      1,245       4,560      2,808
                                                     -------    -------    --------    -------
          Net interest income after provision for
            loan losses............................   25,833     22,580      73,177     63,630
                                                     -------    -------    --------    -------
Other income:
  Service charges..................................    2,620      2,123       7,748      6,302
  Mortgage fee income and other charges............      717        907       2,085      2,590
  Investment services..............................    1,062      1,022       3,137      2,692
  Gain on sale of loans, net.......................      598        713       1,395      1,827
  Gain (loss) on sale of securities, net...........       10         31        (139)       216
  Other operating income...........................    1,956      1,041       5,871      2,932
                                                     -------    -------    --------    -------
          Total other income.......................    6,963      5,837      20,097     16,559
                                                     -------    -------    --------    -------
Other expenses:
  Salaries and employee benefits...................   12,488     11,119      36,197     31,251
  Occupancy expense................................    3,356      2,653       9,327      7,801
  Merger-related expenses and other charges........       --         --       4,474         67
  Other operating expenses.........................    4,839      4,501      14,057     12,601
                                                     -------    -------    --------    -------
     Total other expenses..........................   20,683     18,273      64,055     51,720
                                                     -------    -------    --------    -------
     Income before income taxes and minority
       interest....................................   12,113     10,144      29,219     28,469
Provision for income taxes.........................    4,305      3,567      10,854     10,032
                                                     -------    -------    --------    -------
     Income before minority interest...............    7,808      6,577      18,365     18,437
Minority interest..................................       --        165         (19)       324
                                                     -------    -------    --------    -------
     Net income....................................  $ 7,808    $ 6,412    $ 18,384    $18,113
                                                     =======    =======    ========    =======
Earnings per common share:
  Basic............................................  $  0.28    $  0.25    $   0.66    $  0.71
                                                     =======    =======    ========    =======
  Diluted..........................................  $  0.27    $  0.23    $   0.64    $  0.65
                                                     =======    =======    ========    =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                       ACCUMULATED
                                           COMMON STOCK       ADDITIONAL                  OTHER                      TOTAL
                                       --------------------    PAID-IN     RETAINED   COMPREHENSIVE   TREASURY   SHAREHOLDERS'
                                         SHARES     DOLLARS    CAPITAL     EARNINGS   INCOME/(LOSS)    STOCK        EQUITY
                                       ----------   -------   ----------   --------   -------------   --------   -------------
BALANCE, JANUARY 1, 1999.............  27,394,005   $27,650    $58,549     $88,844      $  3,749      $(1,456)     $177,336
  Common stock issued to 401(k)
    plan.............................       4,431         4         73                                                   77
  Exercise of stock options..........     257,882       257      1,446                                                1,703
  Deferred compensation
    amortization.....................                              171                                                  171
  Shares issued in exchange for
    minority interest in Mitchell
    Mortgage.........................     307,323       307      2,268                                                2,575
  Cancellation of treasury stock.....                  (255)    (1,201)                                 1,456
  Other, net.........................        (290)                 120                                                  120
  Cash dividends paid by Mitchell....                                         (277)                                    (277)
  Comprehensive income:
    Net income for the nine months
      ended September 30, 1999.......                                       18,384                                   18,384
    Net change in unrealized
      depreciation on securities
      available for sale, net of
      deferred taxes of $7,193.......                                                    (13,358)                   (13,358)
                                                                                                                   --------
  Total comprehensive income.........                                                                                 5,026
                                       ----------   -------    -------     --------     --------      -------      --------
BALANCE, SEPTEMBER 30, 1999..........  27,963,351   $27,963    $61,426     $106,951     $ (9,609)          --      $186,731
                                       ==========   =======    =======     ========     ========      =======      ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  18,384   $  18,113
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Provision for loan losses..............................      4,560       2,808
     Depreciation...........................................      5,217       3,941
     Realized loss (gain) on securities available for sale,
      net...................................................        139        (216)
     Amortization...........................................      2,797       2,653
     Minority interest in net (loss) income of consolidated
      subsidiary............................................        (19)        324
     Gain on sale of loans, net.............................       (444)     (1,113)
     Dividends on Federal Home Loan Bank stock..............       (416)       (827)
     Origination of loans held for sale and mortgage
      servicing rights......................................   (115,031)    (89,714)
     Proceeds from sales of loans...........................     62,848      90,128
     Increase in accrued interest receivable, prepaid
      expenses and other assets.............................    (23,393)    (13,739)
     Increase in accrued interest payable and other
      liabilities...........................................      1,492       1,576
     Other, net.............................................         80          32
     Adjustment to conform reporting periods................         --       2,650
                                                              ---------   ---------
          Net cash (used in) provided by operating
            activities......................................    (43,786)     16,616
                                                              ---------   ---------
Cash flows from investing activities:
  Proceeds from maturity of securities available for sale...     48,372     193,974
  Proceeds from maturity of securities held to maturity.....         --       4,000
  Proceeds from sale of securities available for sale.......    237,641     122,934
  Principal paydowns of mortgage-backed securities available
     for sale...............................................     93,642      83,425
  Principal paydowns of mortgage-backed securities held to
     maturity...............................................         --      18,317
  Purchase of securities available for sale.................   (351,024)   (357,350)
  Net increase in loans receivable..........................   (154,458)   (240,541)
  Purchase of Bank-owned life insurance policies............         --     (20,000)
  Purchase of premises and equipment........................     (7,259)     (7,193)
  Other, net................................................        684          49
  Adjustment to conform reporting periods...................         --       9,654
                                                              ---------   ---------
          Net cash used in investing activities.............   (132,402)   (192,731)
                                                              ---------   ---------
Cash flows from financing activities:
  Net increase in noninterest-bearing demand deposits.......     19,485       8,443
  Net increase in time deposits.............................     14,361      36,316
  Net increase in other interest-bearing deposits...........     91,685     103,455
  Net (decrease) increase in securities sold under
     repurchase agreements..................................    (22,538)     41,343
  Net increase (decrease) in other short-term borrowings....     38,401     (13,276)
  Payments on long term borrowings..........................        (93)        (42)
  Proceeds from long term borrowings........................         --         500
  Net proceeds from exercise of stock options...............        997       1,843
  Other, net................................................       (328)       (821)
  Adjustment to conform reporting periods...................         --     (13,318)
                                                              ---------   ---------
          Net cash provided by financing activities.........    141,970     164,443
                                                              ---------   ---------
Net decrease in cash and cash equivalents...................    (34,218)    (11,672)
Cash and cash equivalents at beginning of period............    187,493     264,023
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $ 153,275   $ 252,351
                                                              =========   =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the "Company") and its direct and indirect wholly-owned subsidiaries, Southwest Holding Delaware Inc. (the "Delaware Company"), Southwest Bank of Texas, National Association (the "Bank"), and Mitchell Mortgage Company, LLC ("Mitchell"). These financial statements give retroactive effect to the merger of Fort Bend Holding Corp., ("Fort Bend") on April 1, 1999 in a transaction accounted for as a pooling of interests (see Note
5). All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at September 30, 1999 and December 31, 1998, consolidated income for the three-month and nine-month periods ended September 30, 1999 and 1998, consolidated cash flows for the nine months ended September 30, 1999 and 1998 and the consolidated changes in shareholders' equity for the nine months ended September 30, 1999. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998, Form S-4 dated January 13, 1999, Form 8-K dated April 1, 1999, and Fort Bend's annual report on Form 10-K for the year ended March 31, 1998.

  New Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all fiscal years beginning after June 15, 2000. This pronouncement is not anticipated to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

2. COMPREHENSIVE INCOME

     Comprehensive income consisted of the following:

                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                               SEPTEMBER 30,            SEPTEMBER 30,
                                            -------------------      -------------------
                                              1999       1998          1999       1998
                                            --------    -------      --------    -------
Net income................................  $ 7,808     $6,412       $ 18,384    $18,113
Net change in unrealized
  appreciation/(depreciation) on
  securities available for sale, net of
  tax.....................................   (4,260)     2,986        (13,358)     2,009
                                            -------     ------       --------    -------
          Total comprehensive income......  $ 3,548     $9,398       $  5,026    $20,122
                                            =======     ======       ========    =======

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

3. EARNINGS PER COMMON SHARE

     Earnings per common share is computed as follows:

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------    -----------------
                                                          1999       1998       1999      1998
                                                        --------   --------    -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income............................................  $ 7,808    $ 6,412     $18,384   $18,113
Interest on 8% convertible debentures, net of tax.....                 146                   453
Minority interest in net loss of Mitchell, net of
  tax.................................................       --      (a)           (19)    (a)
                                                        -------    -------     -------   -------
Net income, adjusted..................................  $ 7,808    $ 6,558     $18,365   $18,566
                                                        =======    =======     =======   =======
Divided by average common shares and common share
  equivalents:
  Average common shares...............................   27,947     25,848      27,664    25,608
  Average common shares issuable under the stock
     option plan......................................    1,063      1,189       1,037     1,365
  Average common shares issuable with the conversion
     of the 8% convertible debentures.................               1,390                 1,525
  Average common shares issuable with the conversion
     of the minority interest of Mitchell.............               (a)           197     (a)
                                                        -------    -------     -------   -------
          Total average common shares and common share
            equivalents...............................   29,010     28,427      28,898    28,498
                                                        =======    =======     =======   =======
  Basic earnings per common share.....................  $  0.28    $  0.25     $  0.66   $  0.71
                                                        =======    =======     =======   =======
  Diluted earnings per common share...................  $  0.27    $  0.23     $  0.64   $  0.65
                                                        =======    =======     =======   =======

---------------

(a) The assumed conversion of the minority ownership interest in Mitchell into 297,346 and 287,122 shares of common stock has an antidilutive effect on earnings per share for the three months and nine months ended September 30, 1998, respectively. Thus, it is excluded from the calculation of diluted earnings per share.

4. SUPPLEMENTAL NONCASH FINANCING ACTIVITIES

     During the nine months ended September 30, 1999, the Company reduced its current federal income tax liability by approximately $706,000 and recorded a corresponding increase to additional paid-in capital representing the tax benefit related to the exercise of certain stock options.

5. MERGER RELATED ACTIVITY

     On April 1, 1999, the Company consummated its merger with Fort Bend. Fort Bend was the parent company of Fort Bend Federal Savings and Loan Association of Rosenberg (which also was merged into the Bank on April 1, 1999) and the majority owner of Mitchell. In accordance with the Agreement and Plan of Merger, the Company exchanged 1.45 shares of the Company's common shares for each share of Fort Bend common stock, resulting in the issuance of approximately 4.6 million shares of Company Common Stock on a fully diluted basis. At March 31, 1999, Fort Bend had total assets of approximately $316 million and total deposits of approximately $269 million. The transaction has been accounted for as a pooling of interests; therefore the Company's condensed consolidated financial statements have been restated to include the accounts and operations of Fort Bend for all periods presented.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     Separate interest income and net income amounts of the merged entities are presented in the following table:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Interest income:
  Periods prior to consummation:
     Southwest Bancorporation...............................  $ 37,612   $102,203
     Fort Bend..............................................     5,454     16,978
  Periods subsequent to consummation........................    92,537         --
                                                              --------   --------
          Total interest income.............................  $135,603   $119,181
                                                              ========   ========
Net income:
  Periods prior to consummation:
     Southwest Bancorporation...............................  $  6,305   $ 16,506
     Fort Bend..............................................       410      1,607
  Periods subsequent to consummation........................    11,669         --
                                                              --------   --------
          Total net income..................................  $ 18,384   $ 18,113
                                                              ========   ========

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

     Through the merger with Fort Bend, the Company acquired Fort Bend's 51% ownership interest in Mitchell, a full-service mortgage banking affiliate of Woodlands. Following the merger, Woodlands had the right to convert its 49% ownership interest in Mitchell into shares of Company common stock at an exchange rate of 119.3408 shares for each $1,000 of its ownership interest in Mitchell. Prior to the merger Woodlands had the right to convert its ownership interest into Fort Bend stock. Effective as of June 30, 1999, Woodlands exercised its conversion right, resulting in the issuance of 307,323 shares of Company common stock to Woodlands in exchange for Woodlands' 49% ownership interest in Mitchell and Mitchell becoming a wholly-owned subsidiary of the Bank.

     Total assets at September 30, 1999 and December 31, 1998 were $2.67 billion and $2.52 billion, respectively. Gross loans were $1.73 billion at September 30, 1999, an increase of $200 million or 13% from $1.53 billion at December 31, 1998. This growth was a result of a strong local economy, and the Company's style of relationship banking. Shareholders' equity was $186.7 million and $177.3 million at September 30, 1999 and December 31, 1998, respectively.

  Results of Operations

     For the nine months ended September 30, 1999, net income was $18.4 million ($0.64 per diluted share) compared to $18.1 million ($0.65 per diluted share) for the same period in 1998, an increase of two percent. For the three months ended September 30, 1999, net income was $7.8 million ($0.27 per diluted share) compared to $6.4 million ($0.23 per diluted share) for the same period in 1998, an increase of 22%. Return on average assets and return on average common shareholders' equity for the three months ended September 30, 1999 was 1.18%, and 16.76%, respectively.

RESULTS OF OPERATIONS

  Interest Income

     Interest income for the three months ended September 30, 1999 was $47.5 million, an increase of $5.4 million, or 13% from the three months ended September 30, 1998. This increase in interest income is due to a $301.7 million increase in average earning assets to $2.40 billion for the three months ended September 30, 1999, a 14% increase from the same period last year. For the nine months ended September 30, 1999, interest income was $135.6 million, a $16.4 million, or 14% increase from the same period a year ago. This increase in interest income is due to a $346.6 million increase in average earning assets to $2.35 billion for the nine months ended September 30, 1999, a 17% increase from the same period last year.

     Interest income on loans increased $5.5 million to $36.3 million for the three months ended September 30, 1999. This was due to a $321.3 million increase in average loans outstanding during the same period. Interest income on securities increased to $10.9 million, a $1.6 million increase from the three month period ended September 30, 1998. This increase was attributable to a $104.7 million increase in average securities outstanding, up 18% when compared to the three months ended September 30, 1998.

     For the nine months ended September 30, 1999, interest income on loans increased 18% to $100.9 million, up from $85.6 million for the same period last year. Interest income on securities increased to $33.3 million, an increase of $5.4 million or 19% from the nine month period ended September 30, 1998.

These increases were principally related to an increase of 17% in average earning assets to $2.4 billion for the nine months ended September 30, 1999 over the same period in 1998.

  Interest Expense

     Interest expense on deposits and other borrowings was $20.2 million for the three months ended September 30, 1999, compared to $18.3 million for the same period in 1998. For the nine months ended September 30, 1999, interest expense on deposits and other borrowings was $57.9 million compared to $52.7 million for the same period a year ago. The increase in interest expense was attributable to a $270.4 million and $297.6 million respective increase in average interest-bearing liabilities for the three- and nine-month comparable periods.

  Net Interest Income

     Net interest income was $27.3 million for the three months ended September 30, 1999, compared with $23.8 million for the same period in 1998, an increase of 15%. For the nine months ended September 30, 1999, net interest income increased 17% from the same period in 1998 to $77.7 million. The increase in net interest income during the three- and nine-months ended September 30, 1999 was largely due to growth in average interest-earning assets, primarily loans.

     The net interest margin was 4.52% for the three months ended September 30, 1999, compared with 4.51% in the third quarter of 1998. This increase resulted from a decrease in the cost of funds of 26 basis points from 4.56% to 4.30%, for the three months ended September 30, 1998 and September 30, 1999, respectively. This decrease in the cost of funds was partially offset by a decrease in the yield on earning assets of 12 basis points, from 7.98% to 7.86% for the three months ended September 30, 1998 and September 30, 1999, respectively. The net interest margin was 4.42% for the nine months ended September 30, 1999, down from 4.43% for the first nine months of 1998. The decrease in the net interest margin was primarily due to a decrease in the yield on average earning assets which decreased 12 basis points to 7.86% for the three months ended September 30, 1999, and 23 basis points to 7.71% for the nine months ended September 30, 1999.

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

                                          THREE MONTHS ENDED                 THREE MONTHS ENDED
                                          SEPTEMBER 30, 1999                 SEPTEMBER 30, 1998
                                   --------------------------------   --------------------------------
                                     AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                   OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                     BALANCE       PAID      RATE       BALANCE       PAID      RATE
                                   -----------   --------   -------   -----------   --------   -------
                                                         (DOLLARS IN THOUSANDS)
ASSETS

Interest-earning assets:
  Loans..........................  $1,684,357    $36,332    8.56%     $1,363,031    $30,821    8.97%
  Securities.....................     693,481     10,922     6.25        588,788      9,329     6.29
  Federal funds sold and other...      19,847        259     5.18        144,142      1,987     5.47
                                   ----------    -------     ----     ----------    -------     ----
          Total interest-earning
            assets...............   2,397,685     47,513    7.86%      2,095,961     42,137    7.98%
                                                 -------     ----                   -------     ----
Less allowance for loan losses...     (18,112)                           (13,655)
                                   ----------                         ----------
Total earning assets, net of
  allowance......................   2,379,573                          2,082,306
Nonearning assets................     237,359                            164,636
                                   ----------                         ----------
          Total assets...........  $2,616,932                         $2,246,942
                                   ==========                         ==========

LIABILITIES AND SHAREHOLDERS'
  EQUITY

Interest-bearing liabilities:
  Money market and savings
     deposits....................  $  837,307      7,541    3.57%     $  840,314      8,494    4.01%
  Certificates of deposits.......     618,792      7,752     4.97        537,454      7,058     5.21
  Repurchase agreements and
     borrowed funds..............     406,942      4,887     4.76        214,893      2,760     5.10
                                   ----------    -------     ----     ----------    -------     ----
          Total interest-bearing
            liabilities..........   1,863,041     20,180     4.30%     1,592,661     18,312     4.56%
                                                 -------     ----                   -------     ----
Noninterest-bearing liabilities:
  Noninterest-bearing demand
     deposits....................     547,276                            478,090
  Other liabilities..............      21,790                             22,117
                                   ----------                         ----------
          Total liabilities......   2,432,107                          2,092,868
Shareholders' equity.............     184,825                            154,074
                                   ----------                         ----------
          Total liabilities and
            shareholders'
            equity...............  $2,616,932                         $2,246,942
                                   ==========                         ==========
Net interest income..............                $27,333                            $23,825
                                                 =======                            =======
Net interest spread..............                            3.56%                              3.42%
                                                             ====                               ====
Net interest margin..............                            4.52%                              4.51%
                                                             ====                               ====

                                              NINE MONTHS ENDED                  NINE MONTHS ENDED
                                              SEPTEMBER 30, 1999                 SEPTEMBER 30, 1998
                                       --------------------------------   --------------------------------
                                         AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                       OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                         BALANCE       PAID      RATE       BALANCE       PAID      RATE
                                       -----------   --------   -------   -----------   --------   -------
                                                             (DOLLARS IN THOUSANDS)
ASSETS

Interest-earning assets:
  Loans..............................  $1,599,825    $100,886    8.43%    $1,272,571    $ 85,565    8.99%
  Securities.........................     713,647      33,306    6.24        597,585      27,945    6.25
  Federal funds sold and other.......      39,320       1,411    4.80        136,077       5,671    5.57
                                       ----------    --------    ----     ----------    --------    ----
          Total interest-earning
            assets...................   2,352,792     135,603    7.71%     2,006,233     119,181    7.94%
                                                     --------    ----                   --------    ----
Less allowance for loan losses.......     (16,933)                           (12,978)
                                       ----------                         ----------
Total earning assets, net of
  allowance..........................   2,335,859                          1,993,255
Nonearning assets....................     218,199                            159,586
                                       ----------                         ----------
          Total assets...............  $2,554,058                         $2,152,841
                                       ==========                         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
  Money market and savings
     deposits........................  $  843,241      22,365    3.55%    $  794,188      23,838    4.01%
  Certificates of deposits...........     610,479      22,490    4.93        523,657      20,658    5.27
  Repurchase agreements and borrowed
     funds...........................     373,932      13,011    4.65        212,213       8,247    5.20
                                       ----------    --------    ----     ----------    --------    ----
          Total interest-bearing
            liabilities..............   1,827,652      57,866    4.23%     1,530,058      52,743    4.61%
                                                     --------    ----                   --------    ----
Noninterest-bearing liabilities:
  Noninterest-bearing demand
     deposits........................     530,684                            455,989
  Other liabilities..................      24,212                             19,603
                                       ----------                         ----------
          Total liabilities..........   2,382,548                          2,005,650
Shareholders' equity.................     171,510                            147,191
                                       ----------                         ----------
          Total liabilities and
            shareholders' equity.....  $2,554,058                         $2,152,841
                                       ==========                         ==========
Net interest income..................                $ 77,737                           $ 66,438
                                                     ========                           ========
Net interest spread..................                            3.48%                              3.33%
                                                                 ====                               ====
Net interest margin..................                            4.42%                              4.43%
                                                                 ====                               ====

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

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                      ---------------------------   ---------------------------
                                             1999 VS. 1998                 1999 VS. 1998
                                      ---------------------------   ---------------------------
                                      INCREASE (DECREASE) DUE TO    INCREASE (DECREASE) DUE TO
                                      ---------------------------   ---------------------------
                                      VOLUME     RATE      TOTAL    VOLUME     RATE      TOTAL
                                      -------   -------   -------   -------   -------   -------
                                                       (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans...............................  $ 7,266   $(1,755)  $ 5,511   $22,004   $(6,683)  $15,321
Securities..........................    1,659       (66)    1,593     5,427       (66)    5,361
Federal funds sold and other........   (1,713)      (15)   (1,728)   (4,032)     (228)   (4,260)
                                      -------   -------   -------   -------   -------   -------
          Total increase (decrease)
            in interest income......    7,212    (1,836)    5,376    23,399    (6,977)   16,422
                                      -------   -------   -------   -------   -------   -------
INTEREST-BEARING LIABILITIES:
Money market and savings deposits...      (30)     (923)     (953)    1,472    (2,945)   (1,473)
Certificates of deposits............    1,068      (374)      694     3,425    (1,593)    1,832
Repurchase agreements and borrowed
  funds.............................    2,467      (340)    2,127     6,285    (1,521)    4,764
                                      -------   -------   -------   -------   -------   -------
          Total increase (decrease)
            in interest expense.....    3,505    (1,637)    1,868    11,182    (6,059)    5,123
                                      -------   -------   -------   -------   -------   -------
Increase (decrease) in net interest
  income............................  $ 3,707   $  (199)  $ 3,508   $12,217   $  (918)  $11,299
                                      =======   =======   =======   =======   =======   =======

  Provision for Loan Losses

     The provision for loan losses was $1.5 million for the three months ended September 30, 1999 as compared to $1.2 million for the three months ended September 30, 1998. The provision for loan losses was $4.6 million for the nine months ended September 30, 1999 as compared to $2.8 million for the nine months ended September 30, 1998. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management will continue to review its loan loss allowance policy as the Company's loan portfolio grows and diversifies.

  Noninterest Income

     Noninterest income for the three months ended September 30, 1999 was $7.0 million, an increase of $1.1 million or 19% over the same period in 1998. Noninterest income for the nine months ended September 30, 1999 was $20.1 million, an increase of 21%, from $16.6 million during the comparable period in 1998. The following table presents for the periods indicated the composition of noninterest income.

                                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                          ------------------   -----------------
                                                           1999       1998      1999      1998
                                                          -------    -------   -------   -------
                                                                  (DOLLARS IN THOUSANDS)
Service charges on deposit accounts.....................  $2,620     $2,123    $ 7,748   $ 6,302
Investment services.....................................   1,062      1,022      3,137     2,692
Mortgage fee income and other charges...................     717        907      2,085     2,590
Gain on sale of loans, net..............................     598        713      1,395     1,827
Gain (loss) on sale of securities, net..................      10         31       (139)      216
Factoring fee income....................................     892        508      2,234     1,224
Loan servicing income...................................     262        199        774       657
Other noninterest income................................     802        334      2,863     1,051
                                                          ------     ------    -------   -------
          Total noninterest income......................  $6,963     $5,837    $20,097   $16,559
                                                          ======     ======    =======   =======

     Service charges were $2.6 million for the three months ended September 30, 1999, compared to $2.1 million for the three months ended September 30, 1998, an increase of $497,000 or 23%. Service charges were $7.7 million for the nine months ended September 30, 1999 compared to $6.3 million for the same period in 1998, an increase of $1.4 million, or 23%. The deposit accounts serviced increased to 74,653 at September 30, 1999 from 69,652 at September 30, 1998.

     For the three months ended September 30, 1999, investment services income grew to $1.1 million, an increase of 4% over the 1998 level. For the nine months ended September 30, 1999, investment services income grew to $3.1 million or 17% from the $2.7 million level during the 1998 period. This increase is attributable to the expanding investment and foreign exchange departments, as well as the continued strategic focus by the Company to increase its competitive position in providing investment services.

     Fee income earned from mortgage lending and gains recorded from the sale of loans declined for the nine months ended September 30, 1999. This decline was primarily the result of a decrease in the volume of transactions processed due to interest rate uncertainty. Gain on sale of loans was adversely affected by less favorable pricing in the secondary market during the current year.

     Other noninterest income for the three months ended September 30, 1999 increased 140% to $802,000 from $334,000 in 1998. Significant components of this increase include earnings from bank owned life insurance of $261,000 and earnings from an unconsolidated investee of $78,000. For the nine months ended September 30, 1999, other noninterest income increased 172% to $2.9 million, up $1.8 million from the same period in 1998. This increase was primarily due to earnings from bank owned life insurance of $991,000 and earnings from an unconsolidated investee of $356,000.

  Noninterest Expenses

     For the three months ended September 30, 1999, noninterest expenses totaled $20.7 million, an increase of $2.4 million, or 13%, from $18.3 million during 1998. For the nine months ended September 30, 1999, noninterest expenses totaled $64.1 million, an increase of $12.3 million, or 24%, from the same period in 1998. The increase in noninterest expenses during the nine months ended September 30, 1999 was primarily due to $4.5 million in merger-related expenses and other charges (including investment banking fees, other professional fees and severance expense), in connection with the merger with Fort Bend. Excluding the special charge, the efficiency ratio would have decreased to 62.42% for the nine months ended September 30, 1999 from 62.48% for the comparable period in 1998.

     Salary and benefit expense for the three months ended September 30, 1999 was $12.5 million, an increase of $1.4 million or 12% from the three months ended September 30, 1998. Salary and benefit expense for the nine months ended September 30, 1999 was $36.2 million, an increase of $4.9 million or 16% from the same period in 1998. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth. Total full-time employees at September 30, 1999 and 1998 were 912 and 810, respectively.

     Occupancy expense increased $700,000, or 26% to $3.4 million for the three months ended September 30, 1999. For the nine months ended September 30, 1999, occupancy expense increased $1.5 million, or 20% from the same period a year ago to $9.3 million. Major categories within occupancy expense are building lease expense and depreciation expense. Building lease expense increased to $888,000 for the three months ended September 30, 1999 from $690,000 for the same period in 1998. For the nine months ended September 30, 1999, building lease expense was $2.5 million, an increase of 25%, or $500,000 from $2.0 million for the first nine months of 1998. This increase resulted from increasing operating costs at the 26 branches, and by increasing the rentable square feet at the corporate office. Depreciation expense was $1.2 million for the three months ended September 30, 1999, an increase of 12% or $134,000 from the $1.1 million level from the prior comparable period. For the nine months ended September 30, 1999 depreciation expense increased $1.3 million or 32%, to $5.2 million from $3.9 million in the first nine months of 1998. This increase was primarily due to depreciation on equipment provided to new employees and expense related to technology upgrades throughout the Company.

  Income Taxes

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. For the three months ended September 30, 1999, the provision for income taxes was $4.3 million, an increase of $700,000 or 19% from the $3.6 million provided for the same period in 1998. For the nine months ended September 30, 1999, income tax expense was $10.9 million, an increase of $900,000 or 9% from the $10.0 million provided for the same period in 1998.

FINANCIAL CONDITION

  Loan Portfolio

     Total gross loans were $1.73 billion at September 30, 1999, an increase of $200 million or 13% from $1.53 billion at December 31, 1998.

     The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 1999 and December 31, 1998:

                                             SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                            --------------------     --------------------
                                              AMOUNT     PERCENT       AMOUNT     PERCENT
                                            ----------   -------     ----------   -------
                                                       (DOLLARS IN THOUSANDS)
Commercial and industrial.................  $  640,631     36.9%     $  639,026     41.8%
Real estate:
  Construction and land development.......     445,683     25.7         296,004     19.4
  1-4 family..............................     325,352     18.8         267,690     17.5
  Commercial owner occupied...............     163,321      9.4         167,084     10.9
  Farmland................................      13,126      0.8           8,314      0.5
  Other...................................      28,610      1.6          20,719      1.4
Consumer..................................     117,594      6.8         130,161      8.5
                                            ----------    -----      ----------    -----
Total loans...............................  $1,734,317    100.0%     $1,528,998    100.0%
                                            ==========    =====      ==========    =====

     The primary lending focus of the Company is on a small- and medium-sized commercial, residential mortgage and consumer loans. The Company offers a variety of commercial lending products including term loans, lines of credit and equipment financing. A broad range of short- to medium-term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

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

     The contractual maturity ranges of the commercial and industrial and real estate construction loan portfolio and the amount of such loans with fixed interest rates and floating rates in each maturity range as of September 30, 1999 are summarized in the following table:

                                                        SEPTEMBER 30, 1999
                                        --------------------------------------------------
                                                    AFTER ONE
                                        ONE YEAR     THROUGH        AFTER
                                        OR LESS     FIVE YEARS    FIVE YEARS      TOTAL
                                        --------    ----------    ----------    ----------
                                                      (DOLLARS IN THOUSANDS)
Commercial and industrial.............  $370,734     $247,603      $22,294      $  640,631
Real estate construction..............   282,559      134,149       28,975         445,683
                                        --------     --------      -------      ----------
          Total.......................  $653,293     $381,752      $51,269      $1,086,314
                                        ========     ========      =======      ==========
Loans with a fixed interest rate......  $208,740     $ 97,794      $19,728      $  326,262
Loans with a floating interest rate...   444,553      283,958       31,541         760,052
                                        --------     --------      -------      ----------
          Total.......................  $653,293     $381,752      $51,269      $1,086,314
                                        ========     ========      =======      ==========

  Loan Review and Allowance for Loan Losses

     The Company has well developed procedures in place to assess the quality of its loan portfolio. These procedures include a Credit Quality Assurance Process that begins with approval of lending policies and underwriting guidelines by the Board of Directors, an independent loan review department staffed with OCC experienced personnel, low individual lending limits for officers, Senior Loan Committee approval for large credit relationships and quality loan documentation procedures. The Company also maintains a well developed monitoring process for credit extensions in excess of $250,000. The Company performs monthly and quarterly concentration analyses based on various factors such as industries, collateral types, business lines, large credit sizes, international investments and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

     Historically, Houston has been affected by the state of the energy business, but since the mid 1980s the economic impact has been reduced by a combination of increased industry diversification and less reliance on debt to finance expansion. Nevertheless, slowdowns in the industry caused by volatile oil prices continue to affect the Houston economy. When energy prices drop, as they did in 1998, it is the Company's practice to review and adjust underwriting standards with respect to companies affected by oil and gas price volatility, and to continuously monitor existing credit exposure to companies which are impacted by this price volatility.

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

     In order to determine the adequacy of the allowance for loan losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. Management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status. An allowance is also established based on the Company's historical charge-off experience and other factors. The Company then charges to operations a provision for loan losses determined on a quarterly basis to maintain the allowance for loan losses at an adequate level determined according to the foregoing methodology.

     Management believes that the allowance for loan losses at September 30, 1999 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods which could be greater than the size of the allowance at September 30, 1999.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                              NINE MONTHS
                                                                 ENDED        YEAR ENDED
                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 1999            1998
                                                             -------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Allowance for loan losses beginning of period..............     $14,979        $11,927
Provision for loan losses..................................       4,560          4,053
Charge-offs................................................      (1,096)        (1,151)
Recoveries.................................................         156            132
Adjustment to conform reporting periods....................          --             18
                                                                -------        -------
Allowance for loan losses end of period....................     $18,599        $14,979
                                                                =======        =======
Allowance to period-end loans..............................        1.12%          0.99%
Net charge-offs to average loans...........................        0.08%          0.08%
Allowance to period-end nonperforming loans................      904.18%        482.45%

     The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The majority of the unallocated portion below represents management's estimates of the amounts needed to cover economic and portfolio trends. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                               SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                              ---------------------   ---------------------
                                                        PERCENT OF              PERCENT OF
                                                         LOANS TO                LOANS TO
                                              AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS
                                              -------   -----------   -------   -----------
Balance of allowance for loan losses
applicable to:
Commercial and industrial...................  $ 3,310       36.9%     $ 2,808       41.8%
Real estate:
  Construction and land development.........      291       25.7           81       19.4
  1-4 family residential....................      106       18.8           --       17.5
  Commercial owner occupied.................       --        9.4           38       10.9
  Farmland..................................       --        0.8           --        0.5
  Other.....................................       --        1.6           --        1.4
Consumer....................................      696        6.8          893        8.5
Unallocated.................................   14,196         --       11,159         --
                                              -------      -----      -------      -----
          Total allowance for loan losses...  $18,599      100.0%     $14,979      100.0%
                                              =======      =====      =======      =====

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

     Nonperforming assets were $2.4 million at September 30, 1999 compared with $3.8 million at December 31, 1998. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.14% and 0.25% at September 30, 1999 and December 31, 1998, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans............................................     $1,132          $2,424
Accruing loans 90 or more days past due.....................        925             681
Restructured loans..........................................         --             151
ORE & OLRA..................................................        318             504
                                                                 ------          ------
          Total nonperforming assets........................     $2,375          $3,760
                                                                 ======          ======
Nonperforming assets to total loans and other real estate...       0.14%           0.25%

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

     A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Company's impaired loans were approximately $14.0 million at both September 30, 1999 and December 31, 1998. The largest component of impaired loans is a commercial energy related loan of approximately $11 million. The average recorded investment in impaired loans during the nine months ended September 30, 1999 and the year ended December 31, 1998 was $14.0 million and $6.0 million, respectively. The total required allowance for loan losses related to these loans was $0 for each reported period. Interest income on impaired loans of $1.1 million and $415,000 was recognized for cash payments received during the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively.

     The Bank is not committed to lend additional funds to debtors whose loans have been modified.

  Securities

     At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale. This allows the Company to manage its investment portfolio more effectively and to enhance the average yield on the portfolio.

     The amortized cost and approximate fair value of securities classified as held to maturity and available for sale is as follows:

                                                                   SEPTEMBER 30, 1999
                                                        ----------------------------------------
                                                                    GROSS UNREALIZED
                                                        AMORTIZED   -----------------     FAIR
                                                          COST      GAIN      LOSS       VALUE
                                                        ---------   -----   ---------   --------
                                                                 (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
  U.S. Government securities..........................  $ 80,826    $ 50    $ (1,326)   $ 79,550
  Mortgage-backed securities..........................   584,138     437     (14,079)    570,496
  Federal Reserve Bank stock..........................     2,408      --          --       2,408
  Federal Home Loan Bank stock........................    13,825      --          --      13,825
  Other securities....................................     2,403      38          (7)      2,434
                                                        --------    ----    --------    --------
          TOTAL SECURITIES AVAILABLE FOR SALE.........  $683,600    $525    $(15,412)   $668,713
                                                        ========    ====    ========    ========

                                                                    DECEMBER 31, 1998
                                                         ---------------------------------------
                                                                     GROSS UNREALIZED
                                                         AMORTIZED   ----------------     FAIR
                                                           COST       GAIN      LOSS     VALUE
                                                         ---------   -------   ------   --------
                                                                 (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
  U.S. Government securities...........................  $143,570    $1,575    $  --    $145,145
  Mortgage-backed securities...........................   488,851     4,549     (452)    492,948
  Federal Reserve Bank stock...........................     2,069        --       --       2,069
  Federal Home Loan Bank stock.........................     7,672        --       --       7,672
  Other securities.....................................     3,694       107      (12)      3,789
                                                         --------    ------    -----    --------
          TOTAL SECURITIES AVAILABLE FOR SALE..........  $645,856    $6,231    $(464)   $651,623
                                                         ========    ======    =====    ========
HELD TO MATURITY
  U.S. Government securities...........................  $  6,248    $   14    $(186)   $  6,076
  Mortgage-backed securities...........................    60,869       689     (259)     61,299
                                                         --------    ------    -----    --------
          TOTAL SECURITIES HELD TO MATURITY............  $ 67,117    $  703    $(445)   $ 67,375
                                                         ========    ======    =====    ========

     In connection with the merger, the Company transferred all of Fort Bend's held-to-maturity debt securities to the available for sale category. The amortized cost of these securities at the time of transfer was $57.8 million and the unrealized gain was $80,000 ($52,000 net of income taxes). The Company does not intend to sell these securities in the near term.

     Securities totaled $668.7 million at September 30, 1999, a decrease of $50.0 million from $718.7 million at December 31, 1998. This decrease resulted from maturities and paydowns within the portfolio. The proceeds were used to fund the increase in the loan portfolio. The yield on the securities portfolio for the nine months ended September 30, 1999 was 6.24% while the yield was 6.25% in 1998.

     Included in the Company's mortgage-backed securities at September 30, 1999 were $285.8 million in agency issued collateral mortgage obligations.

     At September 30, 1999, 89% of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At September 30, 1999, approximately $54.6 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly were less susceptible to declines in value should interest rates increase.

     The following table summarizes the contractual maturity of investments (including securities, federal funds sold and interest-bearing deposits) and their weighted average yields at September 30, 1999. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated shareholders' equity.

                                                                     SEPTEMBER 30, 1999
                                  -----------------------------------------------------------------------------------------
                                                       AFTER ONE        AFTER FIVE
                                                       YEAR BUT          YEARS BUT
                                      WITHIN            WITHIN            WITHIN             AFTER
                                     ONE YEAR         FIVE YEARS         TEN YEARS         TEN YEARS
                                  ---------------   ---------------   ---------------   ----------------
                                  AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT    YIELD    AMOUNT    YIELD    TOTAL     YIELD
                                  -------   -----   -------   -----   -------   -----   --------   -----   --------   -----
                                                                   (DOLLARS IN THOUSANDS)
U.S. Government securities......  $15,263   5.08%   $50,563   5.63%   $15,000   6.45%   $     --   0.00%   $ 80,826   5.68%
Mortgage-backed securities......    1,458   5.40     21,508   6.41     41,815   6.35     519,357   6.37     584,138   6.36
Federal Reserve Bank stock......    2,408   6.00         --     --         --     --          --     --       2,408   6.00
Federal Home Loan Bank stock....   13,825   5.25         --     --         --     --          --     --      13,825   5.25
Other securities................    1,189   4.69        209   8.04        515   7.06         490   7.42       2,403   6.05
Federal funds sold..............   33,850   4.75         --     --         --     --          --     --      33,850   4.75
Interest-bearing deposits.......    5,236   6.13         --     --         --     --          --     --       5,236   6.13
                                  -------   ----    -------   ----    -------   ----    --------   ----    --------   ----
        Total investments.......  $73,229   5.06%   $72,280   5.87%   $57,330   6.38%   $519,847   6.37%   $722,686   6.19%
                                  =======   ====    =======   ====    =======   ====    ========   ====    ========   ====

  Prepaid Expenses and Other Assets

     Total prepaid expenses and other assets were $85.6 million at September 30, 1999, an increase of $29.9 million from $55.7 million at December 31, 1998. Significant components within prepaid expenses and other assets include the cash value of bank owned life insurance, $26.0 million and accounts receivable purchased. At September 30, 1999 the balance of accounts receivable purchased was $18.8 million an increase of $10.0 million from December 31, 1998.

  Deposits

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market and time accounts. The Company relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. As of September 30, 1999, the Company had less than 3% of its deposits classified as brokered funds and does not anticipate any significant increase. Deposits provide the primary source of funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average demand deposits to average total deposits for the periods ended September 30, 1999 and December 31, 1998, was 28% and 29%, respectively.

     The average daily balances and weighted average rates paid on deposits for the nine months ended September 30, 1999 and the year ended December 31, 1998, are presented below:

                                                    SEPTEMBER 30,       DECEMBER 31,
                                                        1999                1998
                                                  -----------------   -----------------
                                                    AMOUNT     RATE     AMOUNT     RATE
                                                  ----------   ----   ----------   ----
                                                         (DOLLARS IN THOUSANDS)
NOW Accounts....................................  $   33,017   2.54%  $   47,482   1.67%
Regular Savings.................................      36,278   2.42       35,122   2.35
Premium Yield...................................     451,016   4.15      426,034   4.69
Money market....................................     322,930   2.93      300,141   3.39
CD's less than $100,000.........................     224,649   4.91      192,041   5.15
CD's $100,000 and over..........................     346,444   4.88      289,357   5.17
IRA's & QRP's...................................      39,386   5.39       54,697   5.70
                                                  ----------   ----   ----------   ----
          Total interest-bearing deposits.......   1,453,720   4.13%   1,344,874   4.44%
                                                               ====                ====
Noninterest-bearing deposits....................     530,684             469,721
                                                  ----------          ----------
          Total deposits........................  $1,984,404          $1,814,595
                                                  ==========          ==========

     The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
3 months or less............................................    $148,905        $213,705
Between 3 months and 6 months...............................     102,696          56,005
Between 6 months and 1 year.................................      48,286          43,019
Over 1 year.................................................      29,744          24,636
                                                                --------        --------
          Total time deposits $100,000 and over.............    $329,631        $337,365
                                                                ========        ========

  Borrowings

     Securities sold under repurchase agreements and other short-term borrowings, consisting of federal funds purchased and treasury, tax, and loan deposits, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Securities sold under repurchase agreements:
  Average...................................................    $189,180        $182,254
  Period-end................................................     159,158         181,696
  Maximum month-end balance during period...................     265,440         240,670
Interest rate:
  Average...................................................        4.10%           4.77%
  Period-end................................................        3.95%           5.16%
Other short-term borrowings:
  Average...................................................    $184,579        $ 26,034
  Period-end................................................     176,789         138,388
  Maximum month-end balance during period...................     210,059         138,388
Interest rate:
  Average...................................................        5.22%           5.65%
  Period-end................................................        5.48%           5.53%

     Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the nine months ended September 30, 1999, the Company's liquidity needs have primarily been met by growth in short-term borrowings from the Federal Home Loan Bank.

     The Company's risk-based capital ratios including Leverage Capital, Tier 1 Risk-Based Capital and the Total Risk-Based Capital Ratio were 7.35%, 9.31% and 10.21%, respectively, at September 30, 1999.

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

     The Company has successfully completed Year 2000 testing of all of its current voice and data network, client/server environment and applications. We do not expect potential risks to have an adverse impact on our operations but have developed contingency plans for that scenario. For the computer systems and facilities that we have determined to be most critical, we completed the development, testing, and adoption of business contingency and resumption plans as of June 30, 1999. These plans conform to recently issued guidance from the Federal Financial Institutions Examinations Council on Business Contingency Planning for Year 2000 readiness. Contingency plans include manual workarounds, identification of resource requirements and alternative solutions for resuming critical business processes in the event of a Year 2000 related failure. Testing and training of the personnel necessary to deploy any of the business contingency and resumption plans has been ongoing throughout 1999. We have also developed a liquidity plan to address a potential increase in cash withdrawals by our depository customers in anticipation of the Year 2000 century date change.

     Costs to prepare the Company's systems for the Year 2000 are estimated at approximately $3.5 million, for internal systems renovation and testing, testing equipment and both internal and external resources working on the project. Through September 30, 1999, the Company had incurred approximately $3.2 million of these costs. Capital expenditures total approximately $584,000 and non-capital expenditures total approximately $2.6 million.

OTHER MATTERS

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all fiscal years beginning after June 15, 2000. This pronouncement is not anticipated to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes since December 31, 1998. See the Company's Annual Report on Form 10-K, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Interest Rate Sensitivity and Liquidity."

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           15.1          -- Awareness Letter of PricewaterhouseCoopers LLP
           27.           -- Financial Data Schedule

     The required Financial Data Schedule has been included as Exhibit 27 of the Form 10-Q filed electronically with the Securities and Exchange Commission.

     (b) Reports on Form 8-K

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                /s/ WALTER E. JOHNSON                    Chairman of the Board and      November 12, 1999
-----------------------------------------------------      Chief Executive Officer
                  Walter E. Johnson                        (Principal Executive
                                                           Officer)

                /s/ DAVID C. FARRIES                     Executive Vice President,      November 12, 1999
-----------------------------------------------------      Treasurer and Secretary
                  David C. Farries                         (Principal Financial
                                                           Officer)

                /s/ R. JOHN MCWHORTER                    Senior Vice President and      November 12, 1999
-----------------------------------------------------      Controller (Principal
                  R. John McWhorter                        Accounting Officer)

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          15.1           -- Awareness Letter of PricewaterhouseCoopers LLP
          27.            -- Financial Data Schedule