Form 10-K
period 1999-12-31
SOUTHWEST BANCORP OF TEXAS INC
filed 2000-03-03
CIK 1027258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                            ------------------------

     There were 28,063,483 shares of the Registrant's Common Stock outstanding as of the close of business on February 16, 2000. The aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $484 million (based upon the closing price of $17.25 on February 16, 2000, as reported on the NASDAQ National Market System).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 1999, are incorporated by reference into Part III of this Report.

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

THE COMPANY

     The Company was incorporated as a business corporation under the laws of the State of Texas on March 28, 1996, for the purpose of serving as a bank holding company for Southwest Bank of Texas National Association (the "Bank"). The holding company formation was consummated and the Company acquired all of the outstanding shares of capital stock of the Bank as of the close of business on June 30, 1996. Based upon total assets as of December 31, 1999, the Company ranks as the largest independent bank holding company headquartered in the metropolitan Houston area. The Company's headquarters are located at 4400 Post Oak Parkway, Houston, Texas 77027, and its telephone number is (713) 235-8800.

     The Company provides an array of sophisticated products typically found only in major regional banks. These services are provided to middle market businesses in the metropolitan Houston area through twenty-six full service banking facilities. Each banking office has seasoned management with significant lending experience who exercises substantial autonomy over credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized management approach, coupled with the continuity of service by the same staff members, enables the Company to develop long-term customer relationships, maintain high quality service and provide quick responses to customer needs. The Company believes that its emphasis on local relationship banking, together with its conservative approach to lending and resultant strong asset quality, are important factors in the success and the growth of the Company.

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

     The Company has a three-part strategy for growth. First, the Company will continue to actively target the "middle market" and private banking customers in Houston for loan and deposit opportunities as it has successfully done for the past ten years. The "middle market" is generally characterized by privately owned companies having annual revenues ranging from $1 million to $250 million and borrowings ranging from $50,000 to $10 million, but primarily in the $150,000 to $5 million range. Typical middle market customers seek a relationship with a local independent bank that is sensitive to their needs and understands their business philosophy. These customers desire a long-term relationship with a decision-making loan officer who is responsive and experienced and has ready access to a bank's senior management. In implementing this part of its strategy, the Company continues to explore opportunities (i) to solidify its existing customer relationships and build new customer relationships by providing new services required by its middle market customers and (ii) to expand its base of services in the professional and executive market to meet the demands of that sector.

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

THE BANK

     The Bank provides a complete range of retail and commercial banking services that compete directly with major regional banks. Loans consist of commercial loans to middle market businesses, loans to individuals, commercial real estate loans, residential mortgages and construction loans. The Bank also originates and purchases residential and commercial mortgage loans to sell to investors with servicing rights retained. The Bank also promotes residential and commercial construction financing to builders and developers and acts as a broker in the origination of multi-family and commercial real estate loans. In addition, the Bank offers a broad array of fee income products including merchant card services, letters of credit, accounts receivable finance, customized cash management services, brokerage and mutual funds and drive-in banking services.

     The Bank maintains a staff of professional treasury management marketing officers who consult with middle market companies to design custom cost-effective cash management systems. The Bank offers a full product line of cash concentration, disbursement and automated information reporting services and a full suite of internet products comparable to those offered by any major regional bank. Through the Bank's continued investment in new technology and people, the Bank has been able to attract some of Houston's largest middle market companies to utilize the Bank's treasury management products. The Bank has also been able to attract new loan customers through use of the Bank's treasury management products, such as an image-based lock box service and controlled disbursement and sweep products, which allow borrowers to minimize interest expense and convert excess operating funds into interest income. Through the use of an interactive terminal or personal computer, the Bank's NetStar system provides customers with instant access to all bank account information with multiple intraday updates. The Bank makes business communication more efficient through Electronic Data Interchange ("EDI"), which is an inter-organizational computer-to-computer exchange of business documentation in a standard computer-processable format. Through the use of EDI and electronic payments, the Bank can provide the customer with a paperless funds management system. Positive Pay, a service under which the Bank only pays checks listed on a legitimate "company issue" file, is another product which helps prevent check fraud. The Bank's average commercial customer uses five treasury management services. Because these services help customers improve their treasury operations and achieve new efficiencies in cash management, they are extremely useful in building and maintaining long-term relationships.

     The Bank has a retail presence in 26 locations throughout the Houston metropolitan area. Such locations are emerging as an important source of bank funding and fee income. Retail products consist of both traditional deposit accounts such as checking, savings, money market accounts and certificates of deposit, and a wide array of consumer loan and electronic banking alternatives. The Bank is putting a strong emphasis on the cultivation of retail market opportunities and on its retail staff to help expand and deepen customer relationships.

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

     The success of the Company is also highly dependent on the economic strength of the Company's general market area. Significant deterioration in the local economy or economic problems in the greater Houston area could substantially impact the Company's performance. In addition, the enactment of the Gramm-Leach-Bliley Act (see discussion below) which breaks down many barriers between the banking, securities and insurance industries, may significantly affect the competitive environment in which the Company operates.

EMPLOYEES

     As of December 31, 1999, the Company had 934 full-time employees, 323 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time employees. The Company has also provided most of its employees with the benefit of Common Stock ownership through the Company's contributions to a 401(k) plan, in which 690 of its employees are currently participating. The Company considers its relations with its employees to be excellent.

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

     RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES AND INSIDERS. The Bank is subject to certain federal statutes limiting transactions with the Company and its nonbanking affiliates. Section 23A of the Federal Reserve Act affects loans or other credit extensions to, asset purchases from and investments in affiliates of the Bank. Such transactions with the Company or any of its nonbanking subsidiaries are limited in amount to ten percent of the Bank's capital and surplus and, with respect to the Company and all of its nonbanking subsidiaries together, to an aggregate of twenty percent of the Bank's capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts.

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

     INTEREST RATE LIMITS. Interest rate limitations for the Bank are primarily governed by the National Bank Act which generally defers to the laws of the state where the bank is located. Under the laws of the State of Texas, the maximum annual interest rate that may be charged on most loans made by the Bank is based on doubling the average auction rate, to the nearest 0.25%, for 26 week United States Treasury Bills, as computed by the Office of the Consumer Credit Commissioner of the State of Texas. However, the maximum rate does not decline below 18% or rise above 24% (except for loans in excess of $250,000 that are made for business, commercial, investment or other similar purposes in which case the maximum annual rate may not rise above 28%, rather than 24%). On fixed rate closed-end loans, the maximum non-usurious rate is to be determined at the time the rate is contracted, while on floating rate and open-end loans (such as credit cards), the rate varies over the term of the indebtedness. State usury laws (but not late charge limitations) have been preempted by federal law for loans secured by a first lien on residential real property.

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

     As of December 31, 1999, the Bank met the capital requirements of an "adequately-capitalized" institution.

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

     THE COMPANY

     The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA"), and is subject to supervision and regulation by the Federal Reserve Board. The BHCA and other Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. As a bank holding company, the Company's activities and those of its banking and nonbanking subsidiaries have in the past been limited to the business of banking and activities closely related or incidental to banking. Under new banking legislation (see discussion of Gramm-Leach-Bliley Act below), however, national banks will have broadened authority, subject to limitations on investment, to engage in activities that are financial in nature (other than insurance underwriting, merchant or insurance portfolio investment, real estate development and real estate investment) through subsidiaries if the bank is well capitalized, well managed and has at least a satisfactory rating under the Community Reinvestment Act.

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

GRAMM-LEACH-BLILEY ACT

     Traditionally, the activities of bank holding companies have been limited to the business of banking and activities closely related or incidental to banking. On November 12, 1999, however, the Gramm-Leach-Bliley Act was signed into law which will, effective March 11, 2000, relax the previous limitations and permit bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that will be deemed "financial in nature" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities; sponsoring mutual funds and investment companies, insurance underwriting and agency activities, merchant banking activities, and activities which the Federal Reserve Board considers to be closely related to banking. A bank holding company may become a financial holding company under the new statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company which does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act.

     Under the new legislation, the Federal Reserve Board serves as the primary "umbrella" regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary. For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

     Implementing regulations under the Gramm-Leach-Bliley Act have not yet been promulgated and the Company cannot predict the full sweep of the new legislation and has not yet determined whether it will ever elect to become a financial holding company.

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

     IMPOSITION OF LIABILITY FOR UNDERCAPITALIZED SUBSIDIARIES. FDICIA requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan. Under FDICIA, the aggregate liability of all companies controlling an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The guarantee and limit on liability expire after the regulators notify the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. FDICIA grants greater powers to the bank regulators in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan.
For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates. At December 31, 1999, the Bank met the requirements of an "adequately capitalized" institution and, therefore, these requirements presently do not apply to the Company.

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

ITEM 2.  PROPERTIES

FACILITIES

     The Company currently maintains twenty-six locations, sixteen of which are leased. The following table sets forth specific information on each branch, each of which offers full service banking. The Company's headquarters are located at 4400 Post Oak Parkway, in a 28-story office tower in the Galleria area.

                                                                                             BRANCH DEPOSITS
                                                                                                   AT
                 BRANCH                    SQ. FT.                  LOCATION                DECEMBER 31, 1999
----------------------------------------  ---------   ------------------------------------  -----------------
                                                                                             (IN THOUSANDS)
Galleria/Corporate......................    149,294   4400 Post Oak Parkway                    $   974,365
Downtown -- 1100 Louisiana..............     10,124   1100 Louisiana                                81,996
Northwest Crossing......................      6,558   Hwy 290 at Tidwell                           281,686
Memorial City...........................      3,554   899 Frostwood                                 20,588
12 Greenway Plaza.......................      2,669   12 Greenway Plaza                             48,568
Medical Center..........................      2,437   6602 Fannin                                   15,824
Downtown -- Two Houston Center..........      2,219   909 Fannin                                    66,666
Hempstead...............................     17,000   12130 Hempstead Hwy                          116,759
Tanglewood..............................      5,625   5791 Woodway                                  72,544
Pasadena................................      4,900   4207 Fairmont Parkway                         25,901
Memorial West...........................      1,700   14803 Memorial                                 5,807
Spring..................................      6,300   2000 Spring Cypress Road                      34,358
Bell Tower..............................      4,500   1330 Wirt Road                                21,021
Kingwood................................      5,500   29805 Loop 494                                36,237
Porter..................................      2,450   23741 Highway 59, Suite 2                      9,329
North Port..............................      5,000   9191 North Loop East                          21,323
Sugar Land..............................      4,000   14965 Southwest Freeway                       22,790
Greenspoint.............................      3,797   Sam Houston at Ronan Road                     14,041
3 Greenway Plaza........................      2,549   3 Greenway Plaza, Suite C118                   1,158
Rosenberg...............................     45,000   3400 Avenue H                                145,077
East Bernard............................      1,500   9212 Hwy 60                                   17,586
Needville...............................      2,500   3328 School Street                            37,043
Bissonnet...............................      1,520   10881 Bissonnet                               14,520
Katy....................................      2,800   919 Avenue C                                  11,402
Missouri City...........................      8,446   5819 Hwy 6                                    23,540
 The Woodlands..........................      3,600   10077 Grogan's Mill Road, Suite 300           52,625
                                                                                            -----------------
                                                                                               $ 2,172,754
                                                                                            =================

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on the NASDAQ Stock Market on January 28, 1997, and is quoted in such Market under the symbol "SWBT". The Company's Common Stock was not publicly traded, nor was there an established market therefor, prior to January 28, 1997. On February 16, 2000, there were approximately 1,162 holders of record of the Company's Common Stock.

     No cash dividends have ever been paid by the Company on its Common Stock, and the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's principal source of funds to pay cash dividends on its Common Stock would be cash dividends from the Bank. There are certain statutory limitations on the payment of dividends by national banks. Without approval of the OCC, dividends in any calendar year may not exceed the Bank's total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus or to a fund for the retirement of any preferred stock. In addition, a dividend may not be paid in excess of a bank's cumulative net profits after deducting bad debts in excess of the allowance for loan losses. As of December 31, 1999, approximately $70.1 million was available for payment of dividends by the Bank to the Company under these restrictions without regulatory approval. See "Item 1.
Business -- Supervision and Regulation."

     The following table presents the range of high and low sale prices reported on the NASDAQ during the year ended December 31, 1999.

                                                           1999                                      1998
                                           ------------------------------------   ------------------------------------------
                                           FOURTH    THIRD      SECOND    FIRST    FOURTH      THIRD      SECOND     FIRST
                                            QTR.     QTR.        QTR.     QTR.      QTR.       QTR.        QTR.      QTR.
                                           ------    -----      ------    -----   ---------  ---------    ------   ---------
Common stock sale price:
     High...............................   $20      $18 7/16   $18 5/8   $18 3/16 $18 1/2    $19 1/4     $21 19/32  $19 7/8
     Low................................    16 1/8   16 1/8     12 3/8    11 7/8   10         12 3/4      16 1/4     15

RECENT SALES OF UNREGISTERED SECURITIES

     On June 21, 1999, the Company issued 307,323 shares of Common Stock to The Woodlands Land Development Company, L.P. ("Woodlands") pursuant to the exercise by Woodlands on June 17, 1999 of its right to exchange its 49% equity interest in Mitchell Mortgage Company L.L.C. ("Mitchell") for shares of Company Common Stock. As a result of the exchange, Mitchell became a wholly-owned subsidiary of the Bank effective June 30, 1999. No underwriter was involved, and the issuance of those shares of Company Common Stock was not registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof. The Company is entitled to rely upon Section 4(2) in connection with this transaction because it was a privately negotiated transaction with a single accredited investor.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Annual Report, and the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data as of the end of and for each of the five years in the period ended December 31, 1999 are derived from the Company's Consolidated Financial Statements which have been audited by independent public accountants. Historical results have been restated to reflect the operations of Fort Bend Holding Corp. prior to April 1, 1999, the date on which it was merged into the Company in a transaction accounted for as a pooling of interests.

                                                     YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------
                                         1999       1998       1997       1996       1995
                                       ---------  ---------  ---------  ---------  ---------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
    Interest income..................  $ 186,223  $ 161,747  $ 130,895  $  97,189  $  78,233
    Interest expense.................     79,241     70,973     58,055     43,675     35,533
                                       ---------  ---------  ---------  ---------  ---------
        Net interest income..........    106,982     90,774     72,840     53,514     42,700
    Provision for loan losses........      6,060      4,053      3,982      2,414      1,244
                                       ---------  ---------  ---------  ---------  ---------
        Net interest income after
          provision for loan
          losses.....................    100,922     86,721     68,858     51,100     41,456
    Noninterest income...............     27,011     22,482     16,769     10,123      6,526
    Noninterest expenses.............     85,836     70,828     56,264     41,498     31,134
                                       ---------  ---------  ---------  ---------  ---------
        Income before income taxes...     42,097     38,375     29,363     19,725     16,848
    Provision for income taxes.......     15,266     13,541     10,167      6,831      5,832
    Minority interest................        (19)       373        373         58         --
                                       ---------  ---------  ---------  ---------  ---------
    Net income before preferred stock
      dividend.......................     26,850     24,461     18,823     12,836     11,016
    Preferred stock dividend.........         --         --         36        457         50
                                       ---------  ---------  ---------  ---------  ---------
    Net income available to common
      shareholders...................  $  26,850  $  24,461  $  18,787  $  12,379  $  10,966
                                       =========  =========  =========  =========  =========
PER SHARE DATA:
    Basic earnings per common
      share(1).......................  $    0.97  $    0.95  $    0.77  $    0.58  $    0.53
    Diluted earnings per common
      share(1).......................  $    0.93  $    0.88  $    0.71  $    0.53  $    0.50
    Cash dividends per common share
      paid by Fort Bend..............  $    0.10  $    0.40  $   0.285  $    0.14  $    0.14
    Book value per share.............  $    6.96  $    6.47  $    5.48  $    4.33  $    3.71
    Average common shares (in
      thousands).....................     27,744     25,795     24,333     21,168     20,521
    Average common share equivalents
      (in thousands).................      1,200      2,947      3,080      3,304      1,962
PERFORMANCE RATIOS:
    Return on average assets.........       1.03%      1.11%      1.06%      0.93%      1.05%
    Return on average common
      equity.........................      15.25%     16.10%     15.44%     14.75%     15.58%
    Net interest margin..............       4.48%      4.42%      4.44%      4.35%      4.36%
    Efficiency ratio(3)..............      63.99%     62.79%     63.14%     65.03%     61.95%
BALANCE SHEET DATA(2):
    Total assets..................... $2,852,196 $2,522,391 $2,124,210 $1,567,221 $1,251,785
    Securities.......................    652,539    718,740    652,210    458,981    472,649
    Loans............................  1,913,857  1,528,999  1,160,724    874,244    626,904
    Allowance for loan losses........     19,716     14,980     11,927      9,101      7,374
    Total deposits...................  2,172,754  1,999,462  1,781,332  1,291,665  1,044,088
    Total shareholders' equity.......    194,997    177,336    136,239     91,843     75,876
CAPITAL RATIO:
    Average equity to average
      assets.........................       6.78%      6.88%      6.88%      6.28%      6.72%
ASSET QUALITY RATIOS(2):
    Nonperforming assets(4) to loans
      and other real estate..........       0.24%      0.25%      0.42%      0.37%      0.66%
    Net charge-offs to average
      loans..........................       0.08%      0.08%      0.12%      0.20%      0.15%
    Allowance for loan losses to
      total loans....................       1.07%      0.99%      1.04%      1.04%      1.18%
    Allowance for loan losses to
      nonperforming loans(5).........     650.91%    460.07%    285.13%    359.01%    187.68%

------------

(1) Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income available to common shareholders adjusted for any changes in income that would result from the assumed conversion of all potential dilutive common shares, by the sum of the weighted average number of common shares outstanding and the effect of all dilutive potential common shares outstanding for the period.

(2) At period end, except net charge-offs (recoveries) to average loans.

(3) Calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains/losses.

(4) Nonperforming assets consist of nonperforming loans and other real estate owned.

(5) Nonperforming loans consist of nonaccrual loans, troubled debt restructurings and loans contractually past due 90 days or more.

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

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

OVERVIEW

     On April 1, 1999, Southwest Bancorporation of Texas, Inc. (the "Company") and Fort Bend Holding Corp. ("Fort Bend") completed their merger, which was accounted for as a pooling of interests. The merger agreement provided for the exchange of 1.45 shares of the Company's Common Stock for each share of Fort Bend Common Stock, resulting in the issuance of approximately 4.6 million shares of Company Common Stock on a fully diluted basis. In connection with this merger, the Company incurred approximately $4.5 million in pretax merger-related expenses and other charges including investment banking fees, other professional fees and severance expense (the "special charge"). The historical financial data has been restated to include the accounts and operations of Fort Bend for all periods presented.

     Through the merger with Fort Bend, the Company acquired Fort Bend's 51% ownership interest in Mitchell Mortgage Company L.L.C. ("Mitchell"), a full-service mortgage banking affiliate of The Woodlands Operating Company L.P. ("Woodlands"). Following the merger, Woodlands had the right to convert its 49% ownership interest in Mitchell into shares of Company Common Stock at an exchange rate of 119.3408 shares for each $1,000 of its ownership interest in Mitchell. Prior to the merger Woodlands had the right to convert its ownership interest into Fort Bend common stock. On June 17, 1999, Woodlands exercised its conversion right, resulting in the issuance of 307,323 shares of Company Common Stock to Woodlands in exchange for Woodlands' 49% ownership interest in Mitchell and Mitchell becoming a wholly-owned subsidiary of the Bank, effective as of June 30, 1999. As a result, 100% of the accounts and operations of Mitchell after that date are included in the financial statements of the Company.

     Total assets at December 31, 1999, 1998 and 1997 were $2.85 billion, $2.52 billion, and $2.12 billion, respectively. This growth was a result of a strong local economy, the addition of new loan officers, aggressive marketing, and the Company's overall growth strategy. Loans were $1.91 billion at December 31, 1999, an increase of $384.9 million or 25% from $1.53 billion at the end of 1998, marking the second consecutive year that loan growth exceeded $350 million. Loans were $1.16 billion at year end 1997. Deposits increased to $2.17 billion at year end 1999 from $2.00 billion at year end 1998 and $1.78 billion at year end 1997.

     Net income available for common shareholders was $26.9 million, $24.5 million, and $18.8 million and diluted earnings per common share was $0.93, $0.88, and $0.71 for the years ended 1999, 1998 and 1997, respectively. This increase in net income was primarily the result of strong loan growth, maintaining strong asset quality and expense control and resulted in returns on average assets ("ROA") of 1.03%, 1.11%, and 1.06% and returns on average common equity ("ROE") of 15.25%, 16.10%, and 15.44% for the years ended 1999, 1998 and 1997, respectively.

     Results for 1999 include the impact of the special charge taken in the second quarter. On an operating basis, excluding this special charge, the Company's net income was $30.5 million or $1.05 per diluted common share, resulting in an ROA of 1.17%, ROE of 17.29, and an efficiency ratio of 60.66%.

RESULTS OF OPERATIONS

     NET INTEREST INCOME

     Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company's earnings. In 1999, net interest income provided 79.8% of the Company's net revenues, compared with 80.1% in 1998 and 81.3% in 1997. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

     1999 VERSUS 1998. Net interest margin increased six basis points in 1999 to 4.48%. The principal factor contributing to the increase was lower cost of funds partially offset by lower yielding earning assets resulting in higher interest rate spreads.

     Total net interest income was $107.0 million in 1999 compared to $90.8 million in 1998, an increase of $16.2 million or 18%. Growth in average earning assets was $332.4 million or 16% while yields decreased seven basis points to 7.80%. During the first six months of the year yields remained relatively flat and then increased during the final six months of the year as the Bank's prime lending rate increased. The yield on earning assets during the fourth quarter was the highest for the year, resulting in increased yields on a weighted average basis.

     Net interest margin risk is typically related to a narrowing of the prime rate and cost of funds. The Company reduced this risk with a modestly asset sensitive balance sheet during 1999. On June 30, 1999 the Federal Reserve increased the federal funds rate and discount rate by 25 basis points. This was followed by two additional 25 basis point increases on August 25, 1999 and November 17, 1999. Due to the Bank's asset sensitivity the net interest margin gradually increased during the second half of the year. This resulted in net interest margins of 4.48% and 4.42% and net interest spreads of 3.53% and 3.34% for 1999 and 1998, respectively.

     The increase in net interest income was due primarily to a $332.4 million or 16% increase in average earning assets. Average loans grew $338.7 million or 26% during 1999 while average securities grew $82.6 million or 13% during the same period. The yield earned on average loans outstanding decreased 37 basis points to 8.51% in 1999. Overall, the yield earned on average earning assets decreased seven basis points to 7.80% in 1999 compared to a 26 basis point decrease in the rate paid on average interest-bearing liabilities.

     1998 VERSUS 1997. Net interest income totaled $90.8 million in 1998 compared to $72.8 million in 1997, an increase of $17.9 million or 25%. This resulted in net interest margins of 4.42% and 4.44% and net interest spreads of 3.34% and 3.32% for 1998 and 1997, respectively.

     The increase in net interest income was due primarily to a $415.6 million or 25% increase in average interest-earning assets. Average loans grew $302.6 million or 30% during 1998 while average securities grew $110.7 million or 22% during the same period. The increase in net interest income caused by this increase in average interest-earning assets was partially offset by an increase in average interest-earning liabilities of $321.5 million or 26%. The yield earned on average interest-earning assets decreased 11 basis points to 7.87% in 1998 compared to an overall decrease in the yield earned on average interest-bearing liabilities of 13 basis points to 4.53% for the period.

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

                                                                          YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------------------------
                                                      1999                               1998                          1997
                                        --------------------------------   --------------------------------   ----------------------
                                          AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST
                                        OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/
                                          BALANCE       PAID      RATE       BALANCE       PAID      RATE       BALANCE       PAID
                                        -----------   --------   -------   -----------   --------   -------   -----------   --------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans................................. $1,652,242   $140,598      8.51%   $1,313,500   $116,586      8.88%   $1,010,910   $ 92,307
  Securities............................    699,581     43,865      6.67       616,999     38,302      6.21       506,275     31,709
  Federal funds sold and other..........     36,010      1,760      4.89       124,897      6,859      5.49       122,591      6,879
                                        -----------   --------   -------   -----------   --------   -------   -----------   --------
      Total interest-earning assets.....  2,387,833    186,223      7.80%    2,055,396    161,747      7.87%    1,639,776    130,895
                                                      --------   -------                 --------   -------                 --------
Less allowance for loan losses..........    (17,534)                           (13,321)                           (10,294)
                                        -----------                        -----------                        -----------
                                          2,370,299                          2,042,075                          1,629,482
Nonearning assets.......................    227,332                            167,580                            138,584
                                        -----------                        -----------                        -----------
      Total assets...................... $2,597,631                         $2,209,655                         $1,768,066
                                        ===========                        ===========                        ===========
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Money market and savings deposits.....  $ 870,033     31,277      3.59%    $ 808,779     31,766      3.93%    $ 618,924     24,517
  Certificates of deposit...............    609,423     30,386      4.99       536,095     27,984      5.22       465,665     24,933
  Repurchase agreements and borrowed
    funds...............................    374,398     17,578      4.70       222,246     11,223      5.05       161,072      8,605
                                        -----------   --------   -------   -----------   --------   -------   -----------   --------
      Total interest-bearing
        liabilities.....................  1,853,854     79,241      4.27%    1,567,120     70,973      4.53%    1,245,661     58,055
                                                      --------   -------                 --------   -------                 --------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits...    543,961                            469,721                            380,034
  Other liabilities.....................     23,712                             20,838                             20,658
                                        -----------                        -----------                        -----------
      Total liabilities.................  2,421,527                          2,057,679                          1,646,353
Shareholders' equity....................    176,104                            151,976                            121,713
                                        -----------                        -----------                        -----------
      Total liabilities and
        shareholders' equity............ $2,597,631                         $2,209,655                         $1,768,066
                                        ===========                        ===========                        ===========
Net interest income.....................              $106,982                           $ 90,774                           $ 72,840
                                                      ========                           ========                           ========
Net interest spread.....................                            3.53%                              3.34%
                                                                 =======                            =======
Net interest margin.....................                            4.48%                              4.42%
                                                                 =======                            =======


                                          AVERAGE
                                          YIELD/
                                           RATE
                                          -------

ASSETS
Interest-earning assets:
  Loans.................................    9.13%
  Securities............................    6.26
  Federal funds sold and other..........    5.61
                                          -------
      Total interest-earning assets.....    7.98%
                                          -------
Less allowance for loan losses..........

Nonearning assets.......................

      Total assets......................

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Money market and savings deposits.....    3.96%
  Certificates of deposit...............    5.35
  Repurchase agreements and borrowed
    funds...............................    5.34
                                          -------
      Total interest-bearing
        liabilities.....................    4.66%
                                          -------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits...
  Other liabilities.....................

      Total liabilities.................
Shareholders' equity....................

      Total liabilities and
        shareholders' equity............

Net interest income.....................

Net interest spread.....................    3.32%
                                          =======
Net interest margin.....................    4.44%
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

                                                              YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------
                                                  1999 VS. 1998                     1998 VS. 1997
                                          ------------------------------    ------------------------------
                                               INCREASE (DECREASE)               INCREASE (DECREASE)
                                                      DUE TO                            DUE TO
                                          ------------------------------    ------------------------------
                                          VOLUME      RATE       TOTAL      VOLUME      RATE       TOTAL
                                          -------   ---------  ---------    -------   ---------  ---------
                                                               (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans...................................  $30,067   $  (6,055) $  24,012    $27,630   $  (3,351) $  24,279
Securities..............................    5,127         436      5,563      6,935        (342)     6,593
Federal funds sold and other............   (4,881)       (218)    (5,099)       129        (149)       (20)
                                          -------   ---------  ---------    -------   ---------  ---------
    Total increase (decrease) in
      interest
      income............................   30,313      (5,837)    24,476     34,694      (3,842)    30,852
                                          -------   ---------  ---------    -------   ---------  ---------
INTEREST-BEARING LIABILITIES:
Money market and savings deposits.......    2,406      (2,895)      (489)     7,520        (271)     7,249
Certificates of deposits................    3,827      (1,425)     2,402      3,771        (720)     3,051
Repurchase agreements and borrowed
  funds.................................    7,684      (1,329)     6,355      3,268        (650)     2,618
                                          -------   ---------  ---------    -------   ---------  ---------
    Total increase (decrease) in
      interest expense..................   13,917      (5,649)     8,268     14,559      (1,641)    12,918
                                          -------   ---------  ---------    -------   ---------  ---------
Increase (decrease) in net interest
  income................................  $16,396   $    (188) $  16,208    $20,135   $  (2,201) $  17,934
                                          =======   =========  =========    =======   =========  =========

     PROVISION FOR LOAN LOSSES

     The 1999 provision for loan losses was $6.1 million, an increase of $2.0 million or 50% from 1998. The provision for the year ended 1998 was $4.0 million unchanged from the year ended December 31, 1997. Net charge-offs during 1999 equaled $1.3 million, which when subtracted from the provision for loan losses of $6.1 million resulted in a net increase in the allowance for loan losses of $4.8 million. This increase approximates a reserve of 1.23% provided for new loans recorded. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management constantly reviews the Company's loan loss allowance policy as its loan portfolio grows and diversifies. (See "-- Financial Condition -- Loan Review and Allowance for Loan Losses.")

     NONINTEREST INCOME

     Noninterest income grew to $27.0 million for the year ended December 31, 1999, an increase of $4.5 million or 20% from 1998. Noninterest income totaled $22.5 million in 1998, an increase of $5.7 million or 33.9% from 1997.

                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                            1999       1998       1997
                                          ---------  ---------  ---------
                                              (DOLLARS IN THOUSANDS)
Service charges on deposit accounts.....  $  10,515  $   8,552  $   6,843
Investment services.....................      4,232      3,537      2,536
Factoring fee income....................      3,169      1,775         --
Loan fee income.........................      2,445      2,804      2,730
Bank-owned life insurance income........      1,379        390         --
Letters of credit fee income............        829        627        423
Gain (loss) on sale of securities,
  net...................................       (139)       463        498
Other income............................      4,581      4,334      3,739
                                          ---------  ---------  ---------
                                          $  27,011  $  22,482  $  16,769
                                          =========  =========  =========

     The largest component of noninterest income is service charges, which were $10.5 million for the year ended December 31, 1999, compared to $8.6 million for 1998 and $6.8 for 1997. These were increases of 23% and 25%, respectively for 1999 and 1998. Several factors are attributable for this growth. First, during this three-year period the Company introduced several new products to their existing retail product line. Secondly, in August 1999, the Company initiated a deposit campaign encompassing all of their existing market areas and redesigned the consumer banking area which has experienced strong growth since its inception. Additionally, the number of deposit accounts grew from 65,939 at December 31, 1997 to 70,997 at December 31, 1998 and to 78,324 at December 31, 1999.

     Additional areas of increased growth included investment services and factoring fee income. Factoring fee income is derived from the acquisition of First Republic Capital Corp. and City Financial Services, Inc. in February of 1998. This acquisition was accounted for as a pooling of interests, and due to immateriallity, prior years financial statements were not restated. Investment services income grew to $4.2 million, or 20% from the 1998 period. During the past several years, the international department and the foreign exchange division have experienced strong growth, including the addition of seven new officers. This addition adds to the high quality of personal service and responsiveness to customer needs. Secondly the Company introduced new services such as confirmation of letters of credit for a variety of countries and banks. The international department also has a registered broker for non-U.S. citizens which allows the Company to offer investment products in that market as well.

     NONINTEREST EXPENSES

     For the year ended December 31, 1999, noninterest expenses totaled $85.8 million, an increase of $15.0 million, or 21%, from $70.8 million during 1998, which had increased from $56.3 million during 1997. The increase in noninterest expenses during these periods was due primarily to salaries and employee benefits, occupancy expenses, FDIC insurance and merger-related expenses. The efficiency ratio was 63.99%, 62.79% and 63.14% for the years ended December 31, 1999, 1998 and 1997 respectively. The increase in efficiency ratio during 1999 resulted primarily from expenses incurred in connection with the acquisition of Fort Bend Holding Corp. Excluding the special charge incurred, the efficiency ratio would have improved to 60.66%. Additionally, less than 75% of the estimated cost savings projected from the merger were realized during 1999. Full cost savings are expected to be achieved in 2000.

     Salaries and employee benefits expense for the year ended December 31, 1999 was $48.9 million, an increase of $6.1 million or 14% from $42.8 million for the year ended December 31, 1998. Salaries and employee benefits expense for the year ended December 31, 1998 increased $10.7 million or 33% from the same period in 1997. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth. Total full-time equivalent employees for the years ended December 31, 1999, 1998 and 1997 were 934, 850, and 734, respectively.

     Occupancy expense rose $2.3 million from the prior year in both 1999 and 1998. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance contract expense. Building lease expense increased to $3.7 million in 1999 from $2.8 million in 1998, an increase of $916,000 or 33%. The Company continues to increase the rentable square feet of the Galleria location to accommodate the increases in personnel. Depreciation expense increased $455,000 to $4.9 million for the year ended December 31, 1999. This increase was due primarily to depreciation on equipment provided to new employees and expense related to technology upgrades throughout the Company. Maintenance contract expense for the year ended December 31, 1999 was $1.4 million, an increase of $350,000 or 33% compared to $1.1 million in 1998 and $789,000 in 1997. The Company has purchased maintenance contracts for major operating systems throughout the organization.

     FDIC insurance expense increased $488,000 to $832,000 during 1999. This increase was the result of a three basis point increase in rates as a result of the Bank's capital classification changing from well capitalized to adequately capitalized and due to a $173.0 million increase in deposits from which the FDIC assessment is calculated.

     During the second quarter of 1999, the Company expensed approximately $4.5 million (pretax) in merger-related expenses and other charges including investment banking fees, other professional fees and severance expense associated with the merger of Fort Bend Holding Corp.

     INCOME TAXES

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. In 1999 income tax expense was $15.3 million, an increase of $1.7 million or 13% from the $13.5 million of income tax expense in 1998. In 1998 income tax expense was $13.5 million, an increase of $3.3 million or 33% from the $10.2 million of income tax expense in 1997.

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

FINANCIAL CONDITION

     LOANS HELD FOR INVESTMENT

     Loans were $1.84 billion at December 31, 1999, an increase of $323.1 million, or 21% from December 31, 1998. Loans were $1.51 billion at December 31, 1998, an increase of $365.9 million, or 32%, from $1.15 billion at December 31, 1997.

     During the past 5 years loans have grown at an annualized rate of 30%. This growth is consistent with the Bank's strategy of targeting corporate "middle market" and private banking customers and providing innovative products with superior customer service. This plan also includes establishing new branches in areas that demographically complement existing or targeted customer base, pursuing selected mergers / acquisitions which will add new markets, delivery systems and talent to the Bank and leveraging new or existing technology to improve the profitability of the Bank and its customers.

     The following table summarizes the loan portfolio of the Company by major category as of the dates indicated:

                                                                       YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------------------
                                              1999                   1998                   1997                   1996
                                       -------------------    -------------------    -------------------    ------------------
                                        AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT    PERCENT
                                       ---------   -------    ---------   -------    ---------   -------    --------   -------
                                                                       (DOLLARS IN THOUSANDS)
Commercial and industrial............  $ 721,229    39.27 %   $ 639,027    42.22 %   $ 453,082    39.47 %   $332,129    38.11%
Real estate:
  Construction & land development....    494,755    26.94       296,004    19.56       177,911    15.50      119,316    13.69
  1-4 family residential.............    268,349    14.61       255,619    16.89       242,106    21.09      204,579    23.47
  Commercial owner occupied..........    185,679    10.11       167,084    11.04       139,296    12.14      104,468    11.99
  Farmland...........................     13,056     0.71         8,314     0.55         8,384     0.73        8,879     1.02
Other................................     20,447     1.10        17,480     1.14        10,852     0.95        6,498     0.74
Consumer.............................    133,295     7.26       130,161     8.60       116,173    10.12       95,715    10.98
                                       ---------   -------    ---------   -------    ---------   -------    --------   -------
    Loans held for investment........  $1,836,810  100.00 %   $1,513,689  100.00 %   $1,147,804  100.00 %   $871,584   100.00%
                                       =========   =======    =========   =======    =========   =======    ========   =======


                                              1995
                                       ------------------
                                        AMOUNT    PERCENT
                                       --------   -------

Commercial and industrial............  $218,723    34.94 %
Real estate:
  Construction & land development....    67,831    10.84
  1-4 family residential.............   157,167    25.11
  Commercial owner occupied..........    71,613    11.44
  Farmland...........................     5,327     0.85
Other................................    27,905     4.45
Consumer.............................    77,416    12.37
                                       --------   -------
    Loans held for investment........  $625,982   100.00 %
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

     Generally, the Company's commercial loans are underwritten in the Company's primary market area on the basis of the borrower's ability to service such debt from cash flow. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

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

     Loans collateralized by single-family residential real estate generally have been originated in amounts of no more than 90% of appraised value. The Company requires mortgage title insurance and hazard insurance in the amount of the loan. Although the contractual loan payment periods for single-family residential real estate loans are generally for a three to five year period, such loans often remain outstanding for significantly shorter periods than their contractual terms.

     The Bank is engaged in the mortgage banking business and originates and purchases residential and commercial mortgage loans to sell to investors with servicing rights retained. The Bank also provides residential and commercial construction financing to builders and developers and acts as a broker in the origination of multi-family and commercial real estate loans.

     Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans
(collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan.

     The contractual maturity ranges of the commercial and industrial and real estate construction loan portfolio and the amount of such loans with fixed interest rates and floating rates in each maturity range as of December 31, 1999 are summarized in the following table:

                                                      DECEMBER 31, 1999
                                       -----------------------------------------------
                                                   AFTER ONE     AFTER
                                        ONE YEAR    THROUGH      FIVE
                                        OR LESS    FIVE YEARS    YEARS       TOTAL
                                       ----------  ----------  ---------  ------------
Commercial and industrial............  $  452,276  $  236,226  $  32,727  $    721,229
Real estate construction.............     310,088     154,403     30,264       494,755
                                       ----------  ----------  ---------  ------------
       Total.........................  $  762,364  $  390,629  $  62,991  $  1,215,984
                                       ==========  ==========  =========  ============
Loans with a fixed interest rate.....  $  244,032  $  110,414  $  19,206  $    373,652
Loans with a floating interest
  rate...............................     518,332     280,215     43,785       842,332
                                       ----------  ----------  ---------  ------------
       Total.........................  $  762,364  $  390,629  $  62,991  $  1,215,984
                                       ==========  ==========  =========  ============

  LOANS HELD FOR SALE

     Loans held for sale of $77.0 million at December 31, 1999 increased from $15.3 million at December 31, 1998. These loans are typically sold to investors within one month of origination. The increase during 1999 is due to a reclassification from the loan portfolio. It is expected that these loans will ultimately be sold after restrictions have expired relating to pooling of interests merger.

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

     Historically, the Houston metropolitan area has been affected by the state of the energy business, but since the mid 1980's the economic impact has been reduced by a combination of increased industry diversification and less reliance on debt to finance expansion. When energy prices drop, as they did in 1998, it is the Company's practice to review and adjust underwriting standards with respect to companies affected by oil and gas price volatility, and to continuously monitor existing credit exposure to companies which are impacted by this price volatility.

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

     In order to determine the adequacy of the allowance for loan losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. Management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status. The allocated component of the allowance is supplemented by an unallocated component. The unallocated portion of the allowance includes management's judgmental determination of the amounts necessary for subjective factors such as economic uncertainties and concentration risks. The Company then charges to operations a provision for loan losses determined on an annualized basis to maintain the allowance for loan losses at an adequate level determined according to the foregoing methodology.

     Management believes that the allowance for loan losses at December 31, 1999 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at December 31, 1999.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                      YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                         1999       1998       1997        1996        1995
                                       ---------  ---------  ---------  ----------  ----------
                                                       (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning
  balance............................  $  14,980  $  11,927  $   9,101  $    7,374  $    6,641
Provision charged against
  operations.........................      6,060      4,053      3,982       2,414       1,244
Charge-offs..........................     (1,536)    (1,151)    (1,283)     (1,614)       (870)
Recoveries...........................        212        133        127         192          31
Increase from acquisition............         --         --         --         735         328
Adjustment to conform reporting
  periods............................         --         18         --          --          --
                                       ---------  ---------  ---------  ----------  ----------
Allowance for loan losses, ending
  balance............................  $  19,716  $  14,980  $  11,927  $    9,101  $    7,374
                                       =========  =========  =========  ==========  ==========
Allowance to period-end loans........       1.07%      0.99%      1.04%       1.04%       1.18%
Net charge-offs to average loans.....       0.08%      0.08%      0.12%       0.20%       0.15%
Allowance to period-end nonperforming
  loans..............................     650.91%    460.07%    285.13%     359.01%     187.68%

     The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. Portions of the allowance for loan losses are allocated to cover the estimated losses inherent in particular risk categories of loans. The allocation of the allowance for loan losses is based upon the Company's loss experience over a period of years and is adjusted for subjective factors such as economic trends, performance trends, portfolio age and concentrations of credit. Prior year allocations have been restated to conform to this methodology. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                                      DECEMBER 31,
                                       ---------------------------------------------------------------------------
                                                1999                      1998                      1997
                                       -----------------------   -----------------------   -----------------------
                                                   PERCENT OF                PERCENT OF                PERCENT OF
                                                    LOANS TO                  LOANS TO                  LOANS TO
                                        AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS
                                       ---------   -----------   ---------   -----------   ---------   -----------
                                                                 (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
  applicable to:
    Commercial and industrial........  $   8,503       39.27%    $   7,023       42.22%    $   3,908       39.47%
    Real estate:
         Construction and land
           development...............      2,942       26.94         2,123       19.56         1,054       15.50
         1-4 family residential......      1,409       14.61         1,802       16.89         1,355       21.09
         Commercial owner occupied...        947       10.11         1,153       11.04           760       12.14
         Farmland....................         60        0.71            57        0.55            46        0.73
         Other.......................         94        1.10           120        1.14            59        0.95
    Consumer.........................      1,633        7.26         1,598        8.60         1,136       10.12
    Unallocated......................      4,128         n/a         1,104         n/a         3,609         n/a
                                       ---------   -----------   ---------   -----------   ---------   -----------
Total allowance for loan losses......  $  19,716      100.00%    $  14,980      100.00%    $  11,927      100.00%
                                       =========   ===========   =========   ===========   =========   ===========

                                                         DECEMBER 31,
                                       -------------------------------------------------
                                                1996                      1995
                                       -----------------------   -----------------------
                                                   PERCENT OF                PERCENT OF
                                                    LOANS TO                  LOANS TO
                                        AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS
                                       ---------   -----------   ---------   -----------
                                                    (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
  applicable to:
    Commercial and industrial........  $   2,802       38.11%    $   1,779       34.94%
    Real estate:
         Construction and land
           development...............        874       13.69           538       10.84
         1-4 family residential......      1,366       23.47         1,174       25.11
         Commercial owner occupied...        716       11.99           661       11.44
         Farmland....................         58        1.02            40        0.85
         Other.......................         44        0.74           212        4.45
    Consumer.........................        898       10.98           784       12.37
    Unallocated......................      2,343         n/a         2,186         n/a
                                       ---------   -----------   ---------   -----------
Total allowance for loan losses......  $   9,101      100.00%    $   7,374      100.00%
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

     Nonperforming assets were $4.4 million at December 31, 1999, compared with $3.8 million at December 31, 1998 and $4.8 million at December 31, 1997. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.24%, 0.25%, and 0.42% for the years ended 1999, 1998, and 1997, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                            DECEMBER 31,
                                       ------------------------------------------------------
                                          1999       1998       1997       1996       1995
                                       ----------  ---------  ---------  ---------  ---------
                                                       (DOLLARS IN THOUSANDS)
Nonaccrual loans.....................  $    2,388  $   2,324  $   3,253  $   2,104  $   1,598
Accruing loans 90 or more days past
  due................................         641        681        383         26         23
Restructured loans...................          --        251        547        405      2,308
Other real estate and foreclosed
  property...........................       1,337        504        643        655        225
                                       ----------  ---------  ---------  ---------  ---------
       Total non-performing assets...  $    4,366  $   3,760  $   4,826  $   3,190  $   4,154
                                       ==========  =========  =========  =========  =========
Nonperforming assets to total loans
  and other real estate..............        0.24%      0.25%      0.42%      0.37%      0.66%

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

     A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Company's impaired loans were approximately $13.7 million and $14.0 million at December 31, 1999 and 1998, respectively. The largest component of impaired loans at December 31, 1999 and 1998 is a commercial energy related loan of approximately $10.8 million and 10.6 million, respectively. The average recorded investment in impaired loans during 1999 and 1998 was $13.9 million and $6.3 million, respectively. The total required allowance for loan losses related to these loans was $0 for each reported period. Interest income on impaired loans of $1.5 million and $415,000 was recognized for cash payments received in 1999 and 1998, respectively.

     The Bank is not committed to lend additional funds to debtors whose loans have been modified.

     SECURITIES

     At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities classified as held to maturity are stated at cost, increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method. Management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale at December 31, 1999. This allows the Company to manage its investment portfolio more effectively and to enhance the average yield on the portfolio.

     The amortized cost of securities classified as available for sale and held to maturity is as follows:

                                                              DECEMBER 31,
                                       ----------------------------------------------------------
                                          1999        1998        1997        1996        1995
                                       ----------  ----------  ----------  ----------  ----------
                                                         (DOLLARS IN THOUSANDS)
Available for sale:
     U.S. Government securities......  $   78,527  $  143,570  $  163,730  $  127,466  $  136,794
     Mortgage-backed securities......     560,471     488,851     323,716     169,920     166,744
     Federal Reserve Bank stock......       2,408       1,869       1,791         950         946
     Federal Home Loan Bank stock....      14,886       7,672      39,451      41,319      39,808
     Other securities................      14,253       3,894      28,732      11,147       8,694
                                       ----------  ----------  ----------  ----------  ----------
          Total securities available
             for sale................  $  670,545  $  645,856  $  557,420  $  350,802  $  352,986
                                       ==========  ==========  ==========  ==========  ==========
Held to maturity:
     U.S. Government securities......  $       --  $    6,248  $    9,244  $   11,235  $    9,233
     Mortgage-backed securities......          --      60,869      82,815      97,084     110,490
                                       ----------  ----------  ----------  ----------  ----------
          Total securities held to
             maturity................  $       --  $   67,117  $   92,059  $  108,319  $  119,723
                                       ==========  ==========  ==========  ==========  ==========

     The following table presents the amortized cost of securities classified as held to maturity and available for sale and their approximate fair values as of the dates shown:

                                                     DECEMBER 31, 1999                            DECEMBER 31, 1998
                                       ----------------------------------------------    -----------------------------------
                                                     GROSS        GROSS                                GROSS        GROSS
                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR      AMORTIZED   UNREALIZED   UNREALIZED
                                         COST         GAIN         LOSS       VALUE        COST         GAIN         LOSS
                                       ---------   ----------   ----------   --------    ---------   ----------   ----------
                                                                      (DOLLARS IN THOUSANDS)
Available for sale:
 U.S. Government securities..........  $ 78,527      $   35      $ (1,567)   $ 76,995    $143,570      $1,575       $--
 Mortgage-backed securities..........   560,471         356       (16,852)    543,975     488,851       4,549         (452)
 Federal Reserve Bank stock..........     2,408       --           --           2,408       1,869       --           --
 Federal Home Loan Bank stock........    14,886       --           --          14,886       7,672       --           --
 Other securities....................    14,253          22        --          14,275       3,894         107          (12)
                                       ---------   ----------   ----------   --------    ---------   ----------   ----------
   Total securities available for
     sale............................  $670,545      $  413      $(18,419)   $652,539    $645,856      $6,231       $ (464)
                                       =========   ==========   ==========   ========    =========   ==========   ==========
Held to maturity:
 U.S. Government securities..........  $  --         $--         $ --        $  --       $  6,248      $   14       $ (186)
 Mortgage-backed securities..........     --          --           --           --         60,869         689         (259)
                                       ---------   ----------   ----------   --------    ---------   ----------   ----------
   Total securities held to
     maturity........................  $  --         $--         $ --        $  --       $ 67,117      $  703       $ (445)
                                       =========   ==========   ==========   ========    =========   ==========   ==========

                                                                 DECEMBER 31, 1997
                                                   ----------------------------------------------
                                                                 GROSS        GROSS
                                         FAIR      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                        VALUE        COST         GAIN         LOSS       VALUE
                                       --------    ---------   ----------   ----------   --------

Available for sale:
 U.S. Government securities..........  $145,145    $163,730      $  536      $     (5)   $164,261
 Mortgage-backed securities..........   492,948     323,716       2,275          (151)    325,840
 Federal Reserve Bank stock..........     1,869       1,791       --           --           1,791
 Federal Home Loan Bank stock........     7,672      39,451       --           --          39,451
 Other securities....................     3,989      28,732          76        --          28,808
                                       --------    ---------   ----------   ----------   --------
   Total securities available for
     sale............................  $651,623    $557,420      $2,887      $   (156)   $560,151
                                       ========    =========   ==========   ==========   ========
Held to maturity:
 U.S. Government securities..........  $  6,076    $  9,244      $   21      $   (281)   $  8,984
 Mortgage-backed securities..........    61,299      82,815         923          (516)     83,222
                                       --------    ---------   ----------   ----------   --------
   Total securities held to
     maturity........................  $ 67,375    $ 92,059      $  944      $   (797)   $ 92,206
                                       ========    =========   ==========   ==========   ========

     In connection with the Fort Bend merger, the Company transferred all of Fort Bend's held-to-maturity debt securities to the available for sale category. The amortized cost of these securities at the time of transfer was $57.8 million and the unrealized gain was $80,000 ($52,000 net of income taxes). The Company does not intend to sell these securities in the near term.

     Securities totaled $652.5 million at December 31, 1999, a decrease of $66.2 million from $718.7 million at December 31, 1998. During 1998, securities increased $66.5 million from $652.2 million at December 31, 1997. The yield on the securities portfolio for 1999 was 6.67% while the yield was 6.21% in 1998.

     The Company has no mortgage-backed securities that have been issued by non-agency entities. Included in the Company's mortgage-backed securities at December 31, 1999 were agency issued collateral mortgage obligations with a book value of $272.0 million and a fair market value of $265.8 million.

     At December 31, 1999, $502.1 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At December 31, 1999, approximately $32.2 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly, were less susceptible to declines in value should interest rates increase.

     The following table summarizes the contractual maturity of investments and their weighted average yields at December 31, 1999. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a separate component of other comprehensive income.

                                                                               DECEMBER 31, 1999
                                           -----------------------------------------------------------------------------------------
                                                                  AFTER ONE           AFTER FIVE
                                                               YEAR BUT WITHIN     YEARS BUT WITHIN
                                                WITHIN
                                               ONE YEAR           FIVE YEARS          TEN YEARS         AFTER TEN YEARS
                                           ----------------    ----------------    ----------------    -----------------
                                           AMOUNT     YIELD    AMOUNT     YIELD    AMOUNT     YIELD     AMOUNT     YIELD     TOTAL
                                           -------    -----    -------    -----    -------    -----    --------    -----    --------
                                                                            (DOLLARS IN THOUSANDS)
U.S. Government securities..............   $ 4,002     5.89%   $59,525     5.79%   $15,000     6.45%   $   --        -- %   $ 78,527
Mortgage-backed securities..............     4,198     5.93     18,561     6.48     35,659     6.35     502,053     6.41     560,471
Federal Reserve Bank stock..............     2,408     6.00       --        --        --        --         --        --        2,408
Federal Home Loan Bank stock............    14,886     5.25       --        --        --        --         --        --       14,886
Other securities........................     2,819     5.14        182     8.01        619     6.94      10,633     7.51      14,253
Interest-bearing deposits...............    20,517     6.48       --        --        --        --         --        --       20,517
                                           -------    -----    -------    -----    -------    -----    --------    -----    --------
    Total investments...................   $48,830     5.91%   $78,268     5.96%   $51,278     6.39%   $512,686     6.43%   $691,062
                                           =======    =====    =======    =====    =======    =====    ========    =====    ========



                                          YIELD
                                          -----
U.S. Government securities..............  5.92 %
Mortgage-backed securities..............  6.40
Federal Reserve Bank stock..............  6.00
Federal Home Loan Bank stock............  5.25
Other securities........................  7.03
Interest-bearing deposits...............  6.48
                                          -----
    Total investments...................  6.34 %
                                          =====

     OTHER ASSETS

     Other assets were $86.8 million at December 31, 1999, an increase of $31.1 million from $55.7 million at December 31, 1998. This increase is primarily attributable to the purchase of Bank-owned life insurance policies, increases in factored receivables and increases in deferred tax assets. Cash value of bank-owned life insurance policies was approximately $26.8 million at December 31, 1999 compared with a balance of $20.4 million at December 31, 1998. This increase primarily resulted from insurance purchased for new officers, including those from the merger with Fort Bend.

     Factored receivables result from providing operating funds to businesses by converting their accounts receivable to cash. During 1999 factored receivables increased $9.6 million to $18.5 million. This increase was due to several factors including new officers hired and aggressive marketing, both internally and externally.

     Temporary differences between the tax bases of assets and their financial reporting amounts give rise to deferred income tax assets and liabilities. At December 31, 1999 deferred tax assets totaled $12.3 million compared with $2.4 million for the same period in 1998. This increase was caused by a decline in the market value of the securities portfolio and an increase in the allowance for loan losses.

     DEPOSITS

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market and time accounts. The Company relies primarily on customer service, advertising, and competitive pricing policies to attract and retain these deposits. As of December 31, 1999, the Company had less than two percent of its deposits classified as brokered funds and does not anticipate any significant increase. Deposits provide the majority of the funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average demand deposits to average total deposits for the years ended December 31, 1999, 1998, and 1997 was 26.88%, 25.89%, and 25.95%, respectively.

     Average total deposits during 1999 increased to $2.02 billion from $1.81 billion in 1998, an increase of $208.8 million or 12%. Average noninterest-bearing deposits increased to $544.0 million in 1999 from $469.7 million in 1998 due to the increase of approximately 7,000 deposit accounts. Average deposits in 1998 rose to $1.81 billion from $1.46 billion in 1997, an increase of $350.0 million or 24%.

     The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 1999, 1998, and 1997 are presented below:

                                                              YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------
                                                1999                     1998                    1997
                                       -----------------------  -----------------------   ------------------
                                          AMOUNT       RATE        AMOUNT       RATE        AMOUNT      RATE
                                       ------------  ---------  ------------  ---------   ----------    ----
                                                              (DOLLARS IN THOUSANDS)
NOW accounts.........................  $     28,807       2.31% $     47,482       1.67%  $   61,830    1.92%
Regular Savings......................        36,201       2.44        35,122       2.35       33,901    2.44
Premium Yield........................       472,501       4.24       426,034       4.69      278,448    4.91
Money market savings.................       332,525       2.92       300,141       3.39      244,745    3.61
CD's less than $100,000..............       221,161       4.92       192,041       5.15      194,788    5.20
CD's $100,000 and over...............       345,060       4.97       289,357       5.17      217,463    5.40
IRA's, QRP's & Other.................        43,201       5.43        54,697       5.70       53,414    5.74
                                       ------------  ---------  ------------  ---------   ----------    ----
     Total interest-bearing
     deposits........................     1,479,456       4.17%    1,344,874       4.44%   1,084,589    4.56%
                                                     =========                =========                 ====
Noninterest-bearing deposits.........       543,961                  469,721                 380,034
                                       ------------             ------------              ----------
     Total deposits..................  $  2,023,417             $  1,814,595              $1,464,623
                                       ============             ============              ==========

     The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

                                                  DECEMBER 31,
                                       ----------------------------------
                                          1999        1998        1997
                                       ----------  ----------  ----------
                                             (DOLLARS IN THOUSANDS)
3 months or less.....................  $  177,432  $  213,705  $  184,244
Between 3 months and 6 months........      68,476      56,005      43,269
Between 6 months and 1 year..........      67,388      43,019      45,130
Over 1 year..........................      23,678      24,636      19,222
                                       ----------  ----------  ----------
     Total time deposits $100,000 and
       over..........................  $  336,974  $  337,365  $  291,865
                                       ==========  ==========  ==========

     BORROWINGS

     Securities sold under repurchase agreements and other borrowings, consisting of federal funds purchased and treasury, tax, and loan deposits, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                            DECEMBER 31,
                                       ----------------------
                                          1999        1998
                                       ----------  ----------
                                       (DOLLARS IN THOUSANDS)
Securities sold under repurchase
  agreements:
     Average.........................  $  184,815  $  182,254
     Period-end......................     216,838     181,696
     Maximum month-end balance during
       period........................     216,838     240,670
Interest Rate:
     Average.........................        4.06%       4.77%
     Period-end......................        4.03%       5.16%
Other borrowings:
     Average.........................  $  189,929  $   26,034
     Period-end......................     248,346     138,347
     Maximum month-end balance during
       period........................     265,440     138,347
Interest rate:
     Average.........................        5.33%       5.65%
     Period-end......................        5.23%       5.53%

     Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

     INTEREST RATE SENSITIVITY AND LIQUIDITY

     Asset and liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is the objective of the Company to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, management's strategy is to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Company adjusts its interest sensitivity during the year through changes in the mix of assets and liabilities and may use interest rate products such as interest rate swap and cap agreements. The Company did not utilize derivative financial instruments to manage interest rate risk during the years ended December 31, 1999 and 1998. The Company's asset and liability management strategy is formulated and monitored by the Asset Liability Committee, which is composed of senior officers of the Bank and three outside directors, in accordance with policies approved by the Bank's Board of Directors. This Committee meets regularly to review, among other things, the sensitivity of the Bank's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The Asset Liability Committee also approves and establishes pricing and funding decisions with respect to the Bank's overall asset and liability composition. The Committee reviews the Bank's liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, retail and institutional deposit activity, current market conditions, and interest rates on both a local and national level.

     To effectively measure and manage interest rate risk, the Company uses simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

     The following table presents an analysis of the sensitivity inherent in the Company's net interest income and market value of portfolio equity. The interest rate scenarios presented in the table include interest rates at December 31, 1999 and 1998 and as adjusted by instantaneous rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value sensitivity analysis presented includes assumptions that (i) the composition of the Company's interest sensitive assets and liabilities existing at year end will remain constant over the twelve month measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.

                                                     CHANGES IN INTEREST RATES
                                       -----------------------------------------------------
                                         -200       -100         0        +100       +200
                                       ---------  ---------  ---------  ---------  ---------
Impact on net interest income:
     December 31, 1999...............      -8.30%     -3.32%      0.00%      3.18%      6.25%
     December 31, 1998...............      -4.22%     -2.10%      0.00%      1.52%      2.48%
Impact on market value of portfolio
equity:
     December 31, 1999...............     - 2.90%     -0.05%      0.00%     -0.85%     -1.46%
     December 31, 1998...............     -15.28%     -7.21%      0.00%      5.96%     10.93%

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

     The Company's one-year cumulative GAP position at December 31, 1999 was negative $444.8 million or 15.59% of assets. This is a one-day position that is continually changing and is not indicative of the Company's position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to GAP analysis the Company uses a simulation model to test the interest rate sensitivity of net interest income and the balance sheet. Based on the Company's December 31, 1999 simulation analysis, the Company estimates that it's one-year cumulative GAP position, adjusted for the calculated correlation between changes in the prime rate and interest-earning assets and interest-bearing liabilities, is a positive 2.74%. This results primarily from the behavior of demand, money market and savings deposits. The Company has found that historically, interest rates on these deposits change more slowly than changes in prime rate.

     The following table sets forth an interest rate sensitivity analysis for the Company as of December 31, 1999:

                                                                                      AFTER
                                        0-30 DAYS     31-180 DAYS    181-360 DAYS    ONE YEAR      TOTAL
                                        ----------    -----------    ------------   ----------  ------------
                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
     Money market funds..............   $    2,276     $       --     $        --   $       --  $      2,276
     Securities......................       32,151         39,683          43,095      552,161       667,090
     Loans...........................    1,119,312        164,802          73,579      554,283     1,911,976
     Overdrafts......................        3,735             --              --           --         3,735
     Federal funds sold..............           --             --              --           --            --
                                        ----------    -----------    ------------   ----------  ------------
          Total interest-earning
          assets.....................    1,157,474        204,485         116,674    1,106,444     2,585,077
                                        ----------    -----------    ------------   ----------  ------------
Interest-bearing liabilities:
     Demand, money market and savings
       deposits......................      973,149             --              --           --       973,149
     Certificates of deposit and
       other time deposits...........      100,986        253,202         131,399      108,022       593,609
     Short-term borrowings...........      460,891             --              --           --       460,891
     Long-term borrowings............           --          3,762              --          530         4,292
                                        ----------    -----------    ------------   ----------  ------------
          Total interest-bearing
          liabilities................    1,535,026        256,964         131,399      108,552     2,031,941
                                        ----------    -----------    ------------   ----------  ------------
Period GAP...........................   $ (377,552)    $  (52,479)    $   (14,725)  $  997,892  $    553,136
                                        ==========    ===========    ============   ==========  ============
Cumulative GAP.......................   $ (377,552)    $ (430,031)    $  (444,756)  $  553,136
                                        ==========    ===========    ============   ==========
Period GAP to total assets...........       -13.24%         -1.84%          -0.52%       34.99%
Cumulative GAP to total assets.......       -13.24%        -15.08%         -15.59%       19.39%

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the year ended December 31, 1999, the Company's liquidity needs have primarily been met by growth in core deposits, and increases in short-term borrowings, primarily from the Federal Home Loan Bank. The cash and federal funds sold position, supplemented by amortizing securities and loan portfolios, have generally created an adequate liquidity position.

     Subject to certain limitations, the Bank may borrow funds from the Federal Home Loan Bank ("FHLB") in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank's financial and operating condition. Borrowings from the FHLB to the Bank was approximately $237.2 million at December 31, 1999. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances. Unused borrowing capacity at December 31, 1999 was approximately $85.0 million. The Bank uses FHLB advances for both long-term and short-term liquidity needs. Other than normal banking operations, the Bank has no long-term liquidity needs. The Bank has never been involved with highly leveraged transactions that may cause unusual potential long-term liquidity needs.

     CAPITAL RESOURCES

     Shareholders' equity increased to $195.0 million at December 31, 1999 from $177.3 million at December 31, 1998, an increase of $17.7 million, or 10%.

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

     The following table compares the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 1999 and 1998 to the minimum regulatory standards:

                                                                                     TO BE WELL
                                                                                 CAPITALIZED UNDER
                                                               FOR CAPITAL       PROMPT CORRECTIVE
                                             ACTUAL         ADEQUACY PURPOSES    ACTION PROVISIONS
                                       ------------------   ------------------   ------------------
                                         AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                       ----------   -----   ----------   -----   ----------   -----
                                                          (DOLLARS IN THOUSANDS)
As of December 31, 1999
  Total Capital (to Risk
     Weighted Assets):
     The Company.....................  $  223,862    9.54%  $  187,770   8.00 %  $  234,712   10.00%
     The Bank........................     222,333    9.47%     187,756   8.00 %     234,695   10.00%
  Tier I Capital (to Risk
     Weighted Assets):
     The Company.....................     204,146    8.70%      93,885   4.00 %     187,770    8.00%
     The Bank........................     202,617    8.63%      93,878   4.00 %     187,756    8.00%
  Tier I Capital
     (to Average Assets):
     The Company.....................     204,146    7.48%      81,916   3.00 %     136,526    5.00%
     The Bank........................     202,617    7.40%      82,208   3.00 %     137,013    5.00%
As of December 31, 1998
  Total Capital (to Risk
     Weighted Assets):
     The Company.....................     187,378   10.18%     147,261   8.00 %     184,077   10.00%
     The Bank........................     173,812    9.46%     146,969   8.00 %     183,711   10.00%
  Tier I Capital (to Risk
     Weighted Assets):
     The Company.....................     172,538    9.37%      73,631   4.00 %     147,261    8.00%
     The Bank........................     158,970    8.65%      73,484   4.00 %     146,969    8.00%
  Tier I Capital
     (to Average Assets):
     The Company.....................     172,538    7.27%      71,236   3.00 %     118,727    5.00%
     The Bank........................     158,970    6.72%      70,976   3.00 %     118,294    5.00%

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

     YEAR 2000 INFORMATION AND READINESS DISCLOSURE

     The Company has undertaken a company-wide initiative to address the Year 2000 and has developed a comprehensive plan to prepare, as appropriate, its computer systems and facilities. The Company has completed a thorough education and awareness initiative and an inventory and assessment of its technology and application portfolio to understand the scope of the Year 2000 impact.

     The contingency plan developed for the Year 2000 detailed the course of action to follow at various stages of readiness. There were no problems encountered that warranted implementation of the contingency plan. Operations for the Company continued with no noticeable disruptions of service.

     Costs to prepare the Company's systems for the Year 2000, including costs for internal systems renovation and testing, equipment testing, and internal and external project personnel, are estimated at approximately $3.8 million. Through December 31, 1999, the Company had incurred approximately $3.6 million of these costs. Capital expenditures total approximately $592,000 and non-capital expenditures total approximately $3.0 million.

     OTHER MATTERS

     In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all fiscal years beginning after June 15, 2000. The Company is evaluating the effect of this pronouncement on the Company's consolidated financial position, results of operations and cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management uses derivative contracts to manage its exposure to commitments to originate mortgage loans. All of the derivatives utilized by the Company are for purposes other than trading. The derivatives utilized consist of purchased options on FNMA or FHLMC guaranteed mortgage-backed securities. These financial instruments are used to reduce the Company's exposure to the effects of fluctuations in interest rates on the Company's lending and secondary marketing activities. The notional amount and fair value of such derivatives was immaterial at December 31, 1999 and 1998.

     In addition, reference is made to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Interest Rate Sensitivity and Liquidity" which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table represents summarized data for each of the quarters in fiscal 1999 and 1998 (in thousands, except earnings per share).

                                                       1999                                     1998
                                       -------------------------------------    -------------------------------------
                                       FOURTH     THIRD    SECOND     FIRST     FOURTH     THIRD    SECOND     FIRST
                                       QUARTER   QUARTER   QUARTER   QUARTER    QUARTER   QUARTER   QUARTER   QUARTER
                                       -------   -------   -------   -------    -------   -------   -------   -------
Interest income......................  $50,620   $47,513   $45,024   $43,066    $42,567   $42,137   $39,614   $37,429
Interest expense.....................   21,374    20,180    19,340    18,347     18,229    18,312    17,208    17,224
                                       -------   -------   -------   -------    -------   -------   -------   -------
    Net interest income..............   29,246    27,333    25,684    24,719     24,338    23,825    22,406    20,205
Provision for loan losses............    1,500     1,500     1,515     1,545      1,245     1,245       945       618
                                       -------   -------   -------   -------    -------   -------   -------   -------
    Net interest income after
      provision for loan losses......   27,746    25,833    24,169    23,174     23,093    22,580    21,461    19,587
Noninterest income...................    7,144     6,963     6,351     6,553      5,923     5,837     5,496     5,226
Noninterest expenses.................   22,012    20,683    23,812    19,329     19,110    18,273    17,420    16,025
                                       -------   -------   -------   -------    -------   -------   -------   -------
    Income before income taxes and
      minority interest..............   12,878    12,113     6,708    10,398      9,906    10,144     9,537     8,788
Provision for income taxes...........    4,412     4,305     2,813     3,736      3,509     3,567     3,355     3,110
Minority interest....................    --        --           34       (53)        49       165       123        36
                                       -------   -------   -------   -------    -------   -------   -------   -------
Net income available to common
  shareholders.......................  $ 8,466   $ 7,808   $ 3,861   $ 6,715    $ 6,348   $ 6,412   $ 6,059   $ 5,642
                                       =======   =======   =======   =======    =======   =======   =======   =======
Basic earnings per common share......  $  0.30   $  0.28   $  0.14   $  0.25    $  0.24   $  0.25   $  0.24   $  0.22
Diluted earnings per common share....  $  0.29   $  0.27   $  0.13   $  0.24    $  0.22   $  0.23   $  0.22   $  0.21
Weighted average common shares
  outstanding (in 000's).............   29,082    29,010    28,929    28,751     28,811    28,427    28,569    28,499

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 1999.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding the directors and persons nominated to become directors of the Company, reference is made to the information presented in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (the "2000 Proxy Statement"). All of such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     For information concerning the compensation paid by the Company during the year ended December 31, 1999 to its executive officers, reference is made to the information presented in the Company's 2000 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning the beneficial ownership of the common stock of the Company by its directors and officers and by certain other beneficial owners, reference is made to the information presented in the Company's 2000 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information regarding certain business relationships and related transactions involving the Company's officers and directors, reference is made to the information presented in the Company's 2000 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) AND (D)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The financial statements and financial statement schedule listed on the accompanying Index to Financial Statements and Schedule (see page F-1) are filed as part of this Form 10-K.

(B)  REPORTS ON FORM 8-K

     No report on Form 8-K was filed by the Company during the three months ended December 31, 1999.

(c)  *Exhibits:

           3.1       --   Articles of Incorporation of the Company
           3.2       --   Bylaws of the Company (Restated as of December 31, 1996)
           3.3       --   Amendment dated December 18, 1996 to Articles of Incorporation of the Company
           4.1       --   Specimen Common Stock certificate
          10.1       --   1989 Stock Option Plan
          10.2       --   1993 Stock Option Plan
          10.3       --   Form of Stock Option Agreement under 1989 Stock Option Plan and 1993 Stock
                          Option Plan
        **10.4       --   1996 Stock Option Plan, as amended January 24, 2000
          10.5       --   Form of Incentive Stock Option Agreement under 1996 Stock Option Plan
          10.6       --   Form of Non-qualified Stock Option Agreement under 1996 Stock Option Plan
          10.7       --   Directors Stock Option Plan, adopted October, 1993
          10.8       --   Form of Stock Option Agreement under Directors Stock Option Plan
          10.9       --   Form of Change in Control Agreement between the Company and each of Walter E.
                          Johnson, Paul B. Murphy, Jr., Joseph H. Argue, David C. Farries, James R.
                          Massey, Steve D. Stephens and Randall E. Meyer
          10.10      --   Form of Employment Contract between the Company and J. Nolan Bedford
                          (incorporated by reference to Exhibit B-1 to Exhibit 2.1 to the Registrant's
                          Form S-4 Registration Statement No. 333-27897).
        **10.11      --   Form of Employment Contract between the Company and Walter Lane Ward, Jr.
        **21.1       --   List of subsidiaries of the Company
        **23.1       --   Consent of PricewaterhouseCoopers LLP
        **27.1       --   Financial Data Schedule

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

                                          Date: March 1, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                     SIGNATURE                                       TITLE                         DATE
---------------------------------------------------  -------------------------------------  -------------------
               /s/WALTER E. JOHNSON                  Chairman of the Board                     March 1, 2000
                 WALTER E. JOHNSON

              /s/PAUL B. MURPHY, JR.                 Director, President and Chief             March 1, 2000
                PAUL B. MURPHY, JR.                  Executive Officer (Principal
                                                     Executive Officer)

                /s/DAVID C. FARRIES                  Executive Vice President, Treasurer       March 1, 2000
                 DAVID C. FARRIES                    and Secretary (Principal Financial
                                                     Officer)

               /s/R. JOHN McWHORTER                  Senior Vice President and Controller      March 1, 2000
                 R. JOHN MCWHORTER                   (Principal Accounting Officer)

                /s/JOHN W. JOHNSON                   Director and Chairman of the              March 1, 2000
                  JOHN W. JOHNSON                    Executive Committee of the Board

               /s/JOHN B. BROCK III                  Director                                  March 1, 2000
                 JOHN B. BROCK III

               /s/ERNEST H. COCKRELL                 Director                                  March 1, 2000
                ERNEST H. COCKRELL

                /s/J. DAVID HEANEY                   Director                                  March 1, 2000
                  J. DAVID HEANEY

              /s/WILHELMINA R. MORIAN                Director                                  March 1, 2000
               WILHELMINA R. MORIAN

              /s/ANDRES PALANDJOGLOU                 Director                                  March 1, 2000
                ANDRES PALANDJOGLOU

             /s/ADOLPH A. PFEFFER, JR.               Director                                  March 1, 2000
              ADOLPH A. PFEFFER, JR.

            /s/STANLEY D. STEARNS, JR.               Director                                  March 1, 2000
              STANLEY D. STEARNS, JR.

             /s/WALTER LANE WARD, JR.                Director                                  March 1, 2000
               WALTER LANE WARD, JR.

               /s/MICHAEL T. WILLIS                  Director                                  March 1, 2000
                 MICHAEL T. WILLIS

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                        PAGE
                                        ----

Consolidated Financial Statements

     Report of Independent
      Accountants....................    F-2

     Consolidated Balance Sheet as of
      December 31, 1999 and 1998.....    F-3

     Consolidated Statement of Income
      for the Years Ended December
      31, 1999, 1998 and 1997........    F-4

     Consolidated Statement of
      Changes in Shareholders' Equity
      for the Years Ended
       December 31, 1999, 1998 and
      1997...........................    F-5

     Consolidated Statement of Cash
      Flows for the Years Ended
      December 31, 1999, 1998 and
      1997...........................    F-6

     Notes to Consolidated Financial
      Statements.....................    F-7

Financial Statement Schedule

     Report of Independent
      Accountants on Financial
      Statement Schedule.............   F-26

     Schedule I -- Parent Company
      Condensed Financial
      Statements.....................   F-27

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Southwest Bancorporation of Texas, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the consolidated financial position of Southwest Bancorporation of Texas, Inc. and Subsidiaries (the "Company") at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Houston, Texas
February 11, 2000

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                              DECEMBER 31,
                                       --------------------------
                                           1999          1998
                                       ------------  ------------
               ASSETS
Cash and due from banks..............  $    148,710  $    129,922
Federal funds sold and other cash
  equivalents........................        20,517        57,571
                                       ------------  ------------
          Total cash and cash
             equivalents.............       169,227       187,493
Securities -- available for sale.....       652,539       651,623
Securities -- held to maturity.......            --        67,117
Loans held for sale..................        77,047        15,310
Loans held for investment, net.......     1,817,094     1,498,709
Premises and equipment, net..........        31,912        30,944
Accrued interest receivable..........        17,546        15,459
Other assets.........................        86,831        55,736
                                       ------------  ------------
          Total assets...............  $  2,852,196  $  2,522,391
                                       ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand -- noninterest-bearing...  $    605,997  $    561,420
     Demand -- interest-bearing......        30,483        94,683
     Money market accounts...........       906,762       735,000
     Savings.........................        35,904        35,915
     Time, $100 and over.............       336,974       337,365
     Other time......................       256,634       235,079
                                       ------------  ------------
          Total deposits.............     2,172,754     1,999,462
Securities sold under repurchase
  agreements.........................       216,838       181,696
Other borrowings.....................       248,346       142,750
Accrued interest payable.............         3,034         1,499
Other liabilities....................        16,227        16,926
                                       ------------  ------------
          Total liabilities..........     2,657,199     2,342,333
                                       ------------  ------------
Minority interest in consolidated
  subsidiary.........................            --         2,722
                                       ------------  ------------
Commitments and contingencies
Shareholders' equity:
     Common stock -- $1 par value,
      50,000,000 shares authorized;
       28,018,783 issued and
      outstanding at December 31,
      1999 and
      27,649,710 issued and 27,394,005 outstanding at December
      31, 1998..                             28,019        27,650
     Additional paid-in capital......        63,182        58,549
     Retained earnings...............       115,417        88,844
     Accumulated other comprehensive
      income (loss)..................       (11,621)        3,749
     Treasury stock, at
      cost -- 255,705 shares.........            --        (1,456)
                                       ------------  ------------
          Total shareholders'
             equity..................       194,997       177,336
                                       ------------  ------------
          Total liabilities and
             shareholders' equity....  $  2,852,196  $  2,522,391
                                       ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                          1999        1998        1997
                                       ----------  ----------  ----------
Interest income:
     Loans...........................  $  140,598  $  116,586  $   92,307
     Securities......................      43,865      38,302      31,709
     Federal funds sold and other....       1,760       6,859       6,879
                                       ----------  ----------  ----------
          Total interest income......     186,223     161,747     130,895
Interest expense on deposits and
  other borrowings...................      79,241      70,973      58,055
                                       ----------  ----------  ----------
          Net interest income........     106,982      90,774      72,840
Provision for loan losses............       6,060       4,053       3,982
                                       ----------  ----------  ----------
          Net interest income after
             provision for loan
             losses..................     100,922      86,721      68,858
                                       ----------  ----------  ----------
Other income:
     Service charges on deposit
       accounts......................      10,515       8,552       6,843
     Investment services.............       4,232       3,537       2,536
     Other fee income................       6,443       5,206       3,153
     Other operating income..........       5,960       4,724       3,739
     Gain (loss) on sale of
       securities, net...............        (139)        463         498
                                       ----------  ----------  ----------
          Total other income.........      27,011      22,482      16,769
                                       ----------  ----------  ----------
Other expenses:
     Salaries and employee
       benefits......................      48,884      42,828      32,170
     Occupancy expense...............      12,870      10,606       8,351
     Merger-related expenses and
       other charges.................       4,474          67       2,011
     Other operating expenses........      19,608      17,327      13,732
                                       ----------  ----------  ----------
          Total other expenses.......      85,836      70,828      56,264
                                       ----------  ----------  ----------
          Income before income taxes
             and minority interest...      42,097      38,375      29,363
Provision for income taxes...........      15,266      13,541      10,167
                                       ----------  ----------  ----------
          Income before minority
             interest................      26,831      24,834      19,196
     Minority interest...............         (19)        373         373
                                       ----------  ----------  ----------
          Net income before bank
             preferred stock
             dividend................      26,850      24,461      18,823
Bank preferred stock dividend........      --          --              36
                                       ----------  ----------  ----------
          Net income available for
             common shareholders.....  $   26,850  $   24,461  $   18,787
                                       ==========  ==========  ==========
Earnings per common share:
          Basic......................  $     0.97  $     0.95  $     0.77
                                       ==========  ==========  ==========
          Diluted....................  $     0.93  $     0.88  $     0.71
                                       ==========  ==========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                      ACCUMULATED
                                          COMMON STOCK       ADDITIONAL                  OTHER                       TOTAL
                                      --------------------    PAID-IN     RETAINED   COMPREHENSIVE    TREASURY   SHAREHOLDERS'
                                        SHARES     DOLLARS    CAPITAL     EARNINGS   INCOME/(LOSS)     STOCK        EQUITY
                                      ----------   -------   ----------   --------   --------------   --------   -------------
BALANCE, DECEMBER 31, 1996........... 21,191,837   $21,447   $   24,816   $ 47,130   $          (94)  $ (1,456)  $      91,843
    Issuance of common stock to
      benefit plan...................      5,040         5           30                                                     35
    Issuance of common stock to the
      recognition and retention
      plan...........................      7,540         8           (8)
    Exercise of stock options........    929,301       929        2,134                                                  3,063
    Proceeds of public offering......  2,645,000     2,645       17,165                                                 19,810
    Conversion of subordinated
      debentures.....................     90,602        91          549                                                    640
    Deferred compensation
      amortization...................                               218                                                    218
    Stock compensation...............                               450                                                    450
    Cash dividends on preferred stock
      ($.05 per share)...............                                          (36)                                        (36)
    Cash dividends paid by Fort
      Bend...........................                                         (476)                                       (476)
    Comprehensive income:............
      Net income for the year ended
        December 31, 1997............                                       18,823                                      18,823
      Net change in unrealized
        appreciation on securities
        available for sale, net of
        deferred taxes of ($1,007)...                                                         1,869                      1,869
                                                                                                                 -------------
      Total comprehensive income.....                                                                                   20,692
                                      ----------   -------   ----------   --------   --------------   --------   -------------
BALANCE, DECEMBER 31, 1997........... 24,869,320    25,125       45,354     65,441            1,775     (1,456)        136,239
    Common stock issued in
      acquisition....................    280,000       280          304                                                    584
    Issuance of common stock to the
      recognition and retention
      plan...........................      4,707         5           (5)
    Exercise of stock options........    713,457       713        3,061                                                  3,774
    Conversion of subordinated
      debentures.....................  1,606,631     1,607        9,736                                                 11,343
    Deferred compensation
      amortization...................                               187                                                    187
    Stock compensation...............                               358                                                    358
    Cash dividends paid by Fort
      Bend...........................                                         (723)                                       (723)
    Comprehensive income:
      Net income for the year ended
        December 31, 1998............                                       24,461                                      24,461
      Net change in unrealized
        appreciation on securities
        available for sale, net of
        deferred taxes of ($1,063)...                                                         1,974                      1,974
                                                                                                                 -------------
      Total comprehensive income.....                                                                                   26,435
                                                                                                                 -------------
      Adjustment to conform reporting
        periods......................    (80,110)      (80)        (446)      (335)                                       (861)
                                      ----------   -------   ----------   --------   --------------   --------   -------------
BALANCE, DECEMBER 31, 1998........... 27,394,005    27,650       58,549     88,844            3,749     (1,456)        177,336
    Issuance of common stock to
      401(k) plan....................      4,431         4           73                                                     77
    Exercise of stock options........    313,024       313        2,150                                                  2,463
    Purchase of minority interest in
      Mitchell Mortgage..............    307,323       307        3,303                                                  3,610
    Deferred compensation
      amortization...................                               108                                                    108
    Cancellation of treasury stock...                 (255)      (1,201)                                 1,456
    Cash dividends paid by Fort
      Bend...........................                                         (277)                                       (277)
    Stock compensation...............                               200                                                    200
    Comprehensive income:
      Net income for the year ended
        December 31, 1999............                                       26,850                                      26,850
      Net change in unrealized
        depreciation on securities
        available for sale, net of
        deferred taxes of $8,277.....                                                       (15,370)                   (15,370)
                                                                                                                 -------------
      Total comprehensive income.....                                                                                   11,480
                                      ----------   -------   ----------   --------   --------------   --------   -------------
BALANCE, DECEMBER 31, 1999........... 28,018,783   $28,019      $63,182   $115,417   $      (11,621)  $   --     $     194,997
                                      ==========   =======   ==========   ========   ==============   ========   =============

   The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                          1999        1998        1997
                                       ----------  ----------  ----------
Cash flows from operating activities:
  Net income.........................  $   26,850  $   24,461  $   18,823
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Provision for loan losses........       6,060       4,053       3,982
    Depreciation.....................       6,833       5,386       4,289
    Realized loss (gain) on
     securities available for sale,
     net.............................         139        (463)       (498)
    Amortization.....................       3,145       3,399       2,888
    Minority interest in net (loss)
     income of consolidated
     subsidiary......................         (19)        373         373
    Gain on sale of loans, net.......        (570)     (1,329)       (870)
    Dividends on Federal Home Loan
     Bank stock......................        (617)       (936)     (2,949)
    Origination of loans held for
     sale and mortgage servicing
     rights..........................     (91,303)   (120,526)    (82,249)
    Proceeds from sales of loans.....      74,935     115,725      71,991
    Increase in accrued interest
     receivable and other assets.....     (19,166)    (14,597)     (4,571)
    Increase in accrued interest
     payable and other liabilities...       1,804       2,568       4,824
    Other, net.......................       1,439      (1,933)      1,696
    Adjustment to conform reporting
     periods.........................          --       2,650          --
                                       ----------  ----------  ----------
         Net cash provided by
           operating activities......       9,530      18,831      17,729
                                       ----------  ----------  ----------
Cash flows from investing activities:
  Proceeds from maturity of
    securities available for sale....      60,672     284,996      42,080
  Proceeds from maturity of
    securities held to maturity......          --       4,000       4,000
  Principal paydowns of
    mortgage-backed securities
    available for sale...............     114,424     111,986      47,378
  Principal paydowns of
    mortgage-backed securities held
    to maturity......................          --      25,939      14,223
  Proceeds from sale of securities
    available for sale...............     239,995     123,185      93,109
  Purchase of securities available
    for sale.........................    (373,360)   (608,737)   (388,025)
  Purchase of securities held to
    maturity.........................          --          --      (1,992)
  Net increase in loans receivable...    (371,714)   (381,183)   (277,169)
  Purchase of bank-owned life
    insurance policies...............      (5,000)    (20,000)         --
  Purchase of premises and
    equipment........................      (9,694)    (10,163)     (9,499)
  Other, net.........................       2,034         197         (54)
  Adjustment to conform reporting
    periods..........................          --       9,654          --
                                       ----------  ----------  ----------
         Net cash used in investing
           activities................    (342,643)   (460,126)   (475,949)
                                       ----------  ----------  ----------
Cash flows from financing activities:
  Net increase in noninterest-bearing
    demand deposits..................      44,577      55,315     129,070
  Net increase in time deposits......      21,164      35,634     146,064
  Net increase in other
    interest-bearing deposits........     107,551     140,446     214,533
  Net increase in securities sold
    under repurchase agreements......      35,142      25,864      19,713
  Net increase in other borrowings...     105,596     121,587       7,164
  Net proceeds from public offering
    of common stock..................          --          --      19,810
  Net proceeds from exercise of stock
    options..........................       1,146       1,734         821
  Retirement of Bank preferred
    stock............................          --          --      (7,500)
  Payment of dividends on Bank
    preferred stock..................          --          --        (152)
  Other, net.........................        (329)     (2,497)       (933)
  Adjustment to conform reporting
    periods..........................          --     (13,318)         --
                                       ----------  ----------  ----------
         Net cash provided by
           financing activities......     314,847     364,765     528,590
                                       ----------  ----------  ----------
Net increase (decrease) in cash and
  cash equivalents...................     (18,266)    (76,530)     70,370
Cash and cash equivalents at
  beginning of period................     187,493     264,023     193,653
                                       ----------  ----------  ----------
Cash and cash equivalents at end of
  period.............................  $  169,227  $  187,493  $  264,023
                                       ==========  ==========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

     In connection with the Company's merger with Fort Bend Holding Corp.
("Fort Bend") (as more fully discussed in note 2) the historical financial data has been restated to include the accounts and operations of Fort Bend for all periods presented. This restatement was accomplished by combining Fort Bend's March 31, 1998 fiscal year financial information with the Company's December 31, 1997 calendar year financial information. In 1998, Fort Bend's fiscal year was conformed to the Company's calendar year. As a result of conforming fiscal periods, the Company's consolidated statement of income for the fourth quarter of 1997 and the first quarter of 1998 include Fort Bend's net income for the three months ended March 31, 1998 of $504. An adjustment to shareholders' equity removes the effect of including Fort Bend's financial results in both periods.

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

     The Company is required to maintain noninterest-bearing cash reserve balances with the Federal Reserve Bank. The average balance was approximately $6,090 and $7,985 for the years ended December 31, 1999 and 1998, respectively.

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

     Trading securities are carried at market value. Realized and unrealized gains and losses on trading securities are recognized in the consolidated statement of income as they occur. The Company held no trading securities at December 31, 1999 and 1998.

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

  LOANS

     Loans held for investment are reported at the principal amount outstanding, net of unearned discounts, deferred loan fees and the allowance for loan losses.

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

     The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

     Loans held for sale are carried at the lower of cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). The carrying amount of loans held for sale in the near-term is adjusted by gains and losses generated from corresponding hedging transactions entered into to protect loss of value from increases in interest rates. Hedge positions are also used to protect the pipeline of loan applications in process from increases in interest rates. Gains and losses resulting from changes in the market value of the inventory and open hedge positions are netted.

    ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is established through a provision for such losses charged against operations. Loans are charged against the allowance for loan losses when management believes that the

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to reflect the risks inherent in the existing loan portfolio and is based on evaluations of the collectibility and prior loss experience of loans. In making its evaluation, management considers growth in the loan portfolio, the diversification by industry of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security and the evaluation of its loan portfolio by the loan review function.

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

  PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method and is charged to operating expense over the estimated useful lives of the assets. Depreciation expense has been computed principally using estimated lives of twenty years for premises, three to five years for hardware and software, and five to ten years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the initial term of the respective lease or the estimated useful life of the improvement. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period.

  OTHER REAL ESTATE OWNED

     Real estate acquired through foreclosure is carried at the lower of the recorded investment in the property or its fair value less estimated selling costs. Prior to foreclosure, the value of the underlying collateral of the loan is written down to its estimated fair value less estimated selling costs by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operations. Operating expenses of such properties, net of related income, is included in other operating expenses.

  MORTGAGE SERVICING

     Mortgage servicing rights represent the right to receive future mortgage servicing fees. The Company recognizes as separate assets the right to service mortgage loans for others, whether the servicing rights are acquired through a separate purchase or through loan origination by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. The Company periodically evaluates the carrying value of the mortgage servicing rights in relation to the present value of the estimated future net servicing revenue based on management's best estimate of remaining loan lives.

     Mortgage servicing rights are reported as a component of other assets in the accompanying consolidated balance sheet. Fair values are based on quoted market prices in active markets for loans and loan servicing rights. For purchased mortgage servicing rights, the cost of acquiring loan servicing contracts is

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

capitalized to the extent such costs do not exceed the amount by which the present value of estimated future servicing revenue exceeds the present value of expected future servicing costs.

     Mortgage loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of mortgage loans serviced for others was approximately $844,000 and $884,000 at December 31, 1999 and 1998, respectively.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $21,000 and $9,000 at December 31, 1999 and 1998, respectively.

  EARNINGS PER COMMON SHARE

     Basic earnings per common share is computed by dividing income available for common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing income available for common shareholders, adjusted for any changes in income that would result from the assumed conversion of all potential dilutive common shares, by the sum of the weighted average number of common shares outstanding and the effect of all potential dilutive common shares outstanding for the period.

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

  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments to sell mortgage loans, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all fiscal years beginning after June 15, 2000. The Company is evaluating the effect of this pronouncement on the Company's consolidated financial position, results of operations and cash flows.

2.  MERGERS:

     On April 1, 1999, the Company consummated its merger with Fort Bend Holding Corp. ("Fort Bend"). Fort Bend was the parent company of Fort Bend Federal Savings and Loan Association of

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Rosenberg (which also was merged into the Bank on April 1, 1999) and the majority owner of Mitchell. In accordance with the Agreement and Plan of Merger, the Company exchanged 1.45 shares of the Company's common shares for each share of Fort Bend common stock, resulting in the issuance of approximately 4.6 million shares of Company Common Stock on a fully diluted basis. At March 31, 1999, Fort Bend had total assets of approximately $316,000 and total deposits of approximately $269,000. The transaction has been accounted for as a pooling of interests; therefore the Company's consolidated financial statements have been restated to include the accounts and operations of Fort Bend for all periods presented.

     Separate interest income and net income amounts of the merged entities are presented in the following table:

                                          1999        1998        1997
                                       ----------  ----------  ----------
Interest income:
     Periods prior to consummation:
          Southwest Bancorporation...  $   37,612  $  139,144  $  108,932
          Fort Bend..................       5,454      22,603      21,963
     Periods subsequent to
       consummation..................     143,157          --          --
                                       ----------  ----------  ----------
               Total interest
                  income.............  $  186,223  $  161,747  $  130,895
                                       ==========  ==========  ==========
Net income:
     Periods prior to consummation:
          Southwest Bancorporation...  $    6,305  $   22,470  $   16,769
          Fort Bend..................         410       1,991       2,018
     Periods subsequent to
       consummation..................      20,135          --          --
                                       ----------  ----------  ----------
               Total net income......  $   26,850  $   24,461  $   18,787
                                       ==========  ==========  ==========

     Through the merger with Fort Bend, the Company acquired Fort Bend's 51 percent ownership interest in Mitchell, a full-service mortgage banking affiliate of The Woodlands Operating Company, L.P. ("Woodlands"). Following the merger, Woodlands had the right to convert its 49% ownership interest in Mitchell into shares of Company Common Stock at an exchange rate of 119.3408 shares for each $1,000 of its ownership interest in Mitchell. Prior to the merger, Woodlands had the right to convert its ownership interest into Fort Bend common stock. On June 17, 1999, Woodlands exercised its conversion right, resulting in the issuance of 307,323 shares of Company Common Stock to Woodlands in exchange for Woodlands' 49% ownership interest in Mitchell and Mitchell becoming a wholly-owned subsidiary of the Bank effective as of June 30, 1999. The acquisition of additional ownership interest in Mitchell has been accounted for as a purchase.

3.  SECURITIES:

     The amortized cost and fair value of securities classified as available for sale and held to maturity is as follows:

                                                       DECEMBER 31, 1999
                                        ------------------------------------------------
                                                         GROSS UNREALIZED
                                        AMORTIZED      --------------------      FAIR
                                          COST         GAINS        LOSSES      VALUE
                                        ---------      ------      --------   ----------
Available for sale:
  U.S. Government securities.........   $  78,527      $   35      $ (1,567)  $   76,995
  Mortgage-backed securities.........     560,471         356       (16,852)     543,975
  Federal Reserve Bank stock.........       2,408          --            --        2,408
  Federal Home Loan Bank stock.......      14,886          --            --       14,886
  Other securities...................      14,253          22            --       14,275
                                        ---------      ------      --------   ----------
     Total securities available for
       sale..........................   $ 670,545      $  413      $(18,419)  $  652,539
                                        =========      ======      ========   ==========

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                      DECEMBER 31, 1998
                                        ----------------------------------------------
                                                        GROSS UNREALIZED
                                        AMORTIZED      ------------------      FAIR
                                          COST         GAINS       LOSSES     VALUE
                                        ---------      ------      ------   ----------
Available for sale:
  U.S. Government securities.........   $ 143,570      $1,575      $   --   $  145,145
  Mortgage-backed securities.........     488,851       4,549        (452)     492,948
  Federal Reserve Bank stock.........       1,869          --          --        1,869
  Federal Home Loan Bank stock.......       7,672          --          --        7,672
  Other securities...................       3,894         107         (12)       3,989
                                        ---------      ------      ------   ----------
     Total securities available for
       sale..........................   $ 645,856      $6,231      $ (464)  $  651,623
                                        =========      ======      ======   ==========
Held to maturity:
  U.S. Government securities.........   $   6,248      $   14      $ (186)  $    6,076
  Mortgage-backed securities.........      60,869         689        (259)      61,299
                                        ---------      ------      ------   ----------
     Total securities held to
       maturity......................   $  67,117      $  703      $ (445)  $   67,375
                                        =========      ======      ======   ==========

     The scheduled maturities of securities classified as available for sale and held to maturity is as follows:

                                           DECEMBER 31, 1999            DECEMBER 31, 1998
                                        -----------------------      -----------------------
                                        AMORTIZED       FAIR         AMORTIZED       FAIR
                                           COST        VALUE            COST        VALUE
                                        ----------   ----------      ----------   ----------
Available for sale:
  Due in one year or less............    $   4,002   $    4,006       $  49,061   $   49,335
  Due from one year to five years....       59,525       58,520          64,509       65,650
  Due after 5 years..................       15,000       14,469          30,000       30,160
                                        ----------   ----------      ----------   ----------
                                            78,527       76,995         143,570      145,145
  Mortgage-backed securities.........      560,471      543,975         488,851      492,948
  Federal Reserve Bank stock.........        2,408        2,408           1,869        1,869
  Federal Home Loan Bank stock.......       14,886       14,886           7,672        7,672
  Other securities...................       14,253       14,275           3,894        3,989
                                        ----------   ----------      ----------   ----------
     Total securities available for
       sale..........................    $ 670,545   $  652,539       $ 645,856   $  651,623
                                        ==========   ==========      ==========   ==========
Held to maturity:
  Due in one year or less............    $      --   $       --       $   3,249   $    3,246
  Due from one year to five years....           --           --           2,999        2,830
  Due after five years...............           --           --              --           --
                                        ----------   ----------      ----------   ----------
                                                --           --           6,248        6,076
  Mortgage-backed securities.........           --           --          60,869       61,299
                                        ----------   ----------      ----------   ----------
     Total securities available for
       sale..........................    $      --   $       --       $  67,117   $   67,375
                                        ==========   ==========      ==========   ==========

     Securities with a carrying value of $507,200 and $508,810 at December 31, 1999 and 1998, respectively, have been pledged to collateralize repurchase agreements, public deposits, Federal Home Loan Bank borrowings and other items.

     In connection with the Fort Bend merger, the Company transferred all of Fort Bend's held-to-maturity debt securities to the available for sale category. The amortized cost of these securities at the time of transfer was $57,800 and the unrealized gain was $80 ($52 net of income taxes). The Company does not intend to sell these securities in the near term.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Gross gains of $281, $526 and $535 and gross losses of $420, $63 and $37 were recognized on sales of investment securities for the years ended December 31, 1999, 1998 and 1997, respectively.

4.  LOANS:

     A summary of loans outstanding follows:

                                              DECEMBER 31,
                                       --------------------------
                                           1999          1998
                                       ------------  ------------
Commercial and industrial............  $    721,996  $    639,630
Real estate:
     Construction and land
       development...................       496,439       297,895
     1-4 family residential..........       268,411       253,130
     Other...........................       219,463       196,750
Consumer.............................       133,353       130,266
Less:
     Unearned income and fees, net of
       related costs.................        (2,852)       (3,982)
     Allowance for loan losses.......       (19,716)      (14,980)
                                       ------------  ------------
Loans held for investment, net.......     1,817,094     1,498,709
Loans held for sale..................        77,047        15,310
                                       ------------  ------------
          Total loans, net...........  $  1,894,141  $  1,514,019
                                       ============  ============

     An analysis of the allowance for loan losses is as follows:

                                         1999       1998       1997
                                       ---------  ---------  ---------
Balance, beginning of year...........  $  14,980  $  11,927  $   9,101
Provision charged against
  operations.........................      6,060      4,053      3,982
Charge-offs..........................     (1,536)    (1,151)    (1,283)
Recoveries...........................        212        133        127
Adjustment to conform reporting
  periods............................         --         18         --
                                       ---------  ---------  ---------
Balance, end of year.................  $  19,716  $  14,980  $  11,927
                                       =========  =========  =========

     A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Company's impaired loans were approximately $13,700 and $14,000 at December 31, 1999 and 1998 respectively. The largest component of impaired loans is a commercial energy related loan of approximately $10,840 and $10,600, at December 31, 1999 and 1998 respectively. The average recorded investment in impaired loans during 1999 and 1998 was $13,900 and $6,300, respectively. The total required allowance for loan losses related to these loans was $0 at December 31, 1999 and 1998. Interest income on impaired loans of $1,500 and $415 was recognized for cash payments received in 1999 and 1998, respectively.

     The Bank is not committed to lend additional funds to debtors whose loans have been modified.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has loans, deposits, and other transactions with its principal shareholders, officers, directors and organizations with which such persons are associated which were made in the ordinary course of business. At December 31, 1999, the aggregate amount of loans and unfunded lines of credit to such related parties was $51,755. Following is an analysis of activity with respect to these amounts:

                                        DECEMBER 31,
                                            1999
                                        ------------
Balance, beginning of year...........     $ 66,809
New loans and unfunded lines of
credit...............................       10,305
Repayments...........................      (25,359)
                                        ------------
Balance, end of year.................     $ 51,755
                                        ============

5.  PREMISES AND EQUIPMENT:

     Premises and equipment consist of the following:

                                              DECEMBER 31,
                                          --------------------
                                            1999       1998
                                          ---------  ---------
Land....................................  $   7,024  $   6,749
Premises and leasehold improvements.....     16,801     15,755
Furniture and equipment.................     32,516     27,991
                                          ---------  ---------
                                             56,341     50,495
Less accumulated depreciation and
amortization............................    (24,429)   (19,551)
                                          ---------  ---------
                                          $  31,912  $  30,944
                                          =========  =========

6.  OTHER ASSETS:

     Other assets consists of the following:

                                              DECEMBER 31,
                                          --------------------
                                            1999       1998
                                          ---------  ---------
Foreclosed real estate..................  $   1,337  $     500
Deferred income taxes...................     12,323      2,376
Goodwill................................      2,471      2,696
Banker's acceptances....................      4,152      1,936
Investment in unconsolidated investee...      5,374      3,500
Cash value of bank-owned life
  insurance.............................     26,769     20,390
Factored receivables....................     18,542      8,948
Mortgage servicing rights...............      6,681      7,044
Other...................................      9,182      8,346
                                          ---------  ---------
                                          $  86,831  $  55,736
                                          =========  =========

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  DEPOSITS:

     At December 31, 1999, scheduled maturities of time deposits are summarized as follows:

2000....................................  $  499,772
2001....................................      60,705
2002....................................      16,171
2003....................................       5,828
2004....................................       9,757
Thereafter..............................       1,375
                                          ----------
                                          $  593,608
                                          ==========

     At December 31, 1999 and 1998, the aggregate amount of deposits from related parties was $37,855 and $49,798, respectively.

8.  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER BORROWINGS:

     Securities sold under repurchase agreements and other borrowings, consisting of federal funds purchased and treasury, tax, and loan deposits, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                        DECEMBER 31,      DECEMBER 31,
                                            1999              1998
                                        ------------      ------------
Securities sold under repurchase
  agreements:
     Average.........................     $184,815          $182,254
     Year-end........................      216,838           181,696
     Maximum month-end balance during
       year..........................      216,838           240,670
Interest rate:
     Average.........................         4.06%             4.77%
     Year-end........................         4.03%             5.16%
Other borrowings:
     Average.........................     $189,929          $ 26,034
     Year-end........................      248,346           138,347
     Maximum month-end balance during
       year..........................      265,440           138,347
Interest rate:
     Average.........................         5.33%             5.65%
     Year-end........................         5.23%             5.60%

     Securities sold under repurchase agreements generally include U.S. Government securities and are maintained in safekeeping by correspondent banks. The Company enters into these repurchase agreements as a service to its customers.

     Subject to certain limitations, the Bank may borrow funds from the Federal Home Loan Bank ("FHLB") in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank's financial and operating condition. Borrowings from the FHLB to the Bank were approximately $237,200 and $34,323 at December 31, 1999 and 1998, respectively. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances. Unused borrowing capacity at December 31, 1999 was approximately $85,000.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  INCOME TAXES:

     The income tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997 is composed of the following:

                                         1999       1998       1997
                                       ---------  ---------  ---------
Current..............................  $  16,326  $  16,041  $  10,041
Deferred.............................     (1,060)    (2,500)       126
                                       ---------  ---------  ---------
                                       $  15,266  $  13,541  $  10,167
                                       =========  =========  =========

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects are as follows:

                                           DECEMBER 31, 1999          DECEMBER 31, 1998
                                        -----------------------    -----------------------
                                         TEMPORARY        TAX       TEMPORARY        TAX
                                        DIFFERENCES     EFFECT     DIFFERENCES     EFFECT
                                        ------------    -------    ------------    -------
Future deductible differences:
Unrealized loss on securities
  available for sale.................     $ 15,545      $ 5,441      $ --          $ --
Allowance for loan losses............       19,175        6,711        14,194        4,953
Mortgage servicing rights............        1,455          509        --            --
Other................................        1,321          462         1,197          415
                                        ------------    -------    ------------    -------
     Deferred income tax asset.......     $ 37,496       13,123      $ 15,391        5,368
                                        ============               ============
                                                        -------                    -------
Future taxable differences:
Unrealized gain on securities
  available for sale.................     $ --            --         $  5,767        2,019
Market discount on securities........          577          202           360          126
Federal Home Loan Bank stock
  dividend...........................        1,708          598         1,493          520
Mortgage servicing rights............       --            --              686          233
Other................................       --            --              285           94
                                        ------------    -------    ------------    -------
     Deferred income tax liability...     $  2,285          800      $  8,591        2,992
                                        ============               ============
                                                        -------                    -------
Net deferred income tax asset........                   $12,323                    $ 2,376
                                                        =======                    =======

     The reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows:

                                           YEAR ENDED DECEMBER 31,
                                           ------------------------
                                           1999      1998      1997
                                           ----      ----      ----
Statutory federal income tax rate.......   35.0%     35.0%     35.0%
Permanent differences...................    0.1       0.6       1.6
Other...................................    1.1       --       (1.5)
                                           ----      ----      ----
Effective income tax rate...............   36.2%     35.6%     35.1%
                                           ====      ====      ====

10.  EMPLOYEE BENEFITS:

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

  THE STOCK OPTION PLAN

     Under the 1996 Stock Option Plan, the Company is authorized to issue up to 2,000,000 shares of common stock pursuant to "Awards" granted in the form of incentive stock options which qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options which do not qualify under Section 422 of the Code, and stock appreciation rights. Awards may be granted to selected employees and directors of the Company or any subsidiary. The Stock Option Plan provides that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant, and that the exercise price of any nonqualified stock option may be equal to, greater than or less than the fair market value of the common stock on the date of grant.

     The Company granted 353,893, 640,552 and 344,777 stock options in 1999, 1998 and 1997, respectively. These stock options were granted with an exercise price, as determined in each individual grant agreement. The majority of the options granted vest over a five year period commencing on the date of grant (i.e., 60% vest on the third anniversary of the date of grant and 20% vest on each of the next two anniversaries of the date of grant) with the remaining options vesting over a period not to exceed five years.

     In accordance with APB 25, compensation expense is recognized for discounted stock options granted and for performance-based stock options granted (but not for the nondiscounted stock options granted). The Company has recognized $108, $172 and $218 of compensation expense in connection with these grants in 1999, 1998 and 1997, respectively.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the status of the Company's stock options as of December 31, 1999, 1998, and 1997 and the change during the years is as follows:

                                                 1999                      1998                      1997
                                        ----------------------    ----------------------    ----------------------
                                                      WEIGHTED                  WEIGHTED                  WEIGHTED
                                         # SHARES     AVERAGE      # SHARES     AVERAGE      # SHARES     AVERAGE
                                        UNDERLYING    EXERCISE    UNDERLYING    EXERCISE    UNDERLYING    EXERCISE
                                         OPTIONS       PRICES      OPTIONS       PRICES      OPTIONS       PRICES
                                        ----------    --------    ----------    --------    ----------    --------
Outstanding at beginning of the
  year...............................    2,903,907     $ 7.08      3,007,141     $ 4.89      3,633,113     $ 3.43
     Granted at a discount...........       --            n/a         19,715     $ 5.05         30,000     $ 5.94
     Granted at-the-money............      353,893     $14.35        620,837     $ 8.16        314,777     $ 9.73
     Granted at a premium............       --            n/a         --            n/a         --            n/a
                                        ----------    --------    ----------    --------    ----------    --------
Total granted........................      353,893     $14.35        640,552     $ 8.06        344,777     $ 9.43
Exercised............................     (313,024)    $ 3.32       (713,457)    $ 1.26       (929,301)    $ 1.12
Forfeited............................     (121,605)     12.71        (34,595)    $ 6.10        (41,448)    $ 2.43
Expired..............................       --            n/a         --            n/a         --            n/a
Adjustment to conform reporting
  periods............................       --            n/a          4,266     $ 5.86         --            n/a
                                        ----------    --------    ----------    --------    ----------    --------
Outstanding at end of year...........    2,823,171     $ 8.97      2,903,907     $ 7.08      3,007,141     $ 4.89
                                        ==========                ==========                ==========
Exercisable at end of year...........    1,425,698     $ 6.06        986,807     $ 6.32      1,071,602     $ 3.09
                                        ==========                ==========                ==========

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model with the following weighted-average assumptions for grants in 1999, 1998 and 1997: dividend yield of 0.00%: risk-free interest rates are different for each grant and range from 5.18% to 6.48%; the expected lives of options range from 5 to 6 years; and a volatility of 28.59%, 26.77% and 25.36% respectively. The weighted average fair value of options granted during the year is as follows:

                                         1999       1998       1997
                                       ---------  ---------  ---------
Weighted-average fair value of
  options granted at a discount......        n/a  $    4.71  $    7.06
Weighted-average fair value of
  options granted at-the-money.......  $    5.08  $    2.96  $    3.24
Weighted-average fair value of
  options granted at a premium.......        n/a        n/a        n/a
Weighted-average fair value of all
  options granted during the year....  $    5.08  $    3.43  $    3.57

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                                 OPTIONS OUTSTANDING
                                        --------------------------------------      OPTIONS EXERCISABLE
                                                        WEIGHTED                  -----------------------
                                                         AVERAGE      WEIGHTED                   WEIGHTED
                                                        REMAINING     AVERAGE                    AVERAGE
                                          NUMBER       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
      RANGE OF EXERCISE PRICES          OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
-------------------------------------   -----------    -----------    --------    -----------    --------
$.20 to $5.20........................      923,511        *             $3.05         786,011      $3.02
$5.35 to $11.16......................    1,000,398         6.64          8.54         540,203       8.53
$11.72 to $15.35.....................      231,070         9.29         12.74             484      11.72
$15.38 to $20.19.....................      668,192         9.60         16.51          99,000      16.69
                                        -----------    ===========    --------    -----------    --------
$.20 to $20.19.......................    2,823,171        *             $8.97       1,425,698      $6.06
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

     If the fair value based method of accounting under SFAS 123 had been applied, the Company's net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period):

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
Net income available for common
  shareholders
     As reported.....................  $  26,850  $  24,461  $  18,787
     Pro forma.......................  $  25,582  $  23,320  $  17,943
Basic earnings per common share......
     As reported.....................  $    0.97  $    0.95  $    0.77
     Pro forma.......................  $    0.92  $    0.91  $    0.68
Diluted earnings per common share
     As reported.....................  $    0.93  $    0.88  $    0.71
     Pro forma.......................  $    0.89  $    0.84  $    0.68

     The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

  BENEFIT PLAN

     The Company has adopted a contributory profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees (the "401-K Plan"). Each year the Company determines, at its discretion, the amount of matching contributions. The Company presently matches 100% of the employee contributions not to exceed 5.0% of the employee's annual compensation. Total plan expense charged to the Company's operations for the years ended December 31, 1999, 1998 and 1997 was $1,374, $972 and $385, respectively.

     The 401-K Plan allows for the Company to contribute up to 500,000 shares of common stock of the Company (valued at the approximate fair market value on the date of contribution) instead of cash. A total of 4,431, 0, and 5,040 shares at prices ranging from $16.58, $0, and $7.00 were issued to the 401-K Plan during the years ended December 31, 1999, 1998 and 1997, respectively.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  PREFERRED STOCK:

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

12.  EARNINGS PER COMMON SHARE:

     Earnings per common share is computed as follows:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
Net income available for common
  shareholders.......................  $  26,850  $  24,461  $  18,787
Interest on 8% convertible
  debentures, net of tax.............     --            516        683
Minority interest in net income of
  Mitchell, net of tax...............     --            246        (a)
                                       ---------  ---------  ---------
Net income, adjusted.................  $  26,850  $  25,223  $  19,470
                                       =========  =========  =========
Divided by average common shares and
  common share equivalents:
     Average common shares...........     27,744     25,795     24,333
     Average common shares issuable
       under the stock option plan...      1,200      1,300      1,474
     Average common shares issuable
       with the conversion of the 8%
       convertible debentures........     --          1,351      1,606
     Average common shares issuable
       with the conversion of the
       minority interest of
       Mitchell......................     --            296        (a)
                                       ---------  ---------  ---------
Total average common shares and
  common share equivalents...........     28,944     28,742     27,413
                                       =========  =========  =========
Basic earnings per common share......  $    0.97  $    0.95  $    0.77
                                       =========  =========  =========
Diluted earnings per common share....  $    0.93  $    0.88  $    0.71
                                       =========  =========  =========

------------

(a) The assumed conversion of the minority ownership interest in Mitchell into shares of common stock has an antidilutive effect on earnings per share for the year ended December 31, 1997. Thus, it is excluded from the calculation of diluted earnings per share.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  COMMITMENTS AND CONTINGENCIES:

  LITIGATION

     The Company is involved in various litigation that arise in the normal course of business. In the opinion of management of the Company, after consultation with its legal counsel, such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  LEASES

     At December 31, 1999, the Company has certain noncancelable operating leases which cover the Company's premises with approximate future minimum annual rental payments as follows:

                 2000................................. $ 3,883
                 2001.................................   3,372
                 2002.................................   3,130
                 2003.................................   2,909
                 2004.................................   2,844
                 Thereafter...........................   5,371
                                                       -------
                                                       $21,509
                                                       =======

     Rent expense was $3,673, $2,830 and $2,378 for the years ended December 31, 1999, 1998 and 1997, respectively.

14.  REGULATORY CAPITAL COMPLIANCE:

     The Company and the Bank are subject to regulatory risk-based capital requirements that assign risk factors to all assets, including off-balance sheet items such as loan commitments and standby letters of credit. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Capital is separated into two categories, Tier 1 and Tier 2, which combine for total capital. At December 31, 1999, the Company's and Bank's Tier 1 capital consists of their respective shareholders' equity adjusted for minority interest in equity accounts of consolidated subsidiaries, goodwill, and various other intangibles and Tier 2 consists of the allowance for loan losses subject to certain limitations. The guidelines require total capital of 8% of risk-weighted assets.

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

     As of December 31, 1999, the most recent notification from the regulators categorized the Bank and the Company as "adequately capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the category.

     The Bank's capital levels do not allow the Bank to accept brokered deposits without prior approval from the FDIC. Brokered deposits were $30,056 and $71,578 at December 31, 1999 and 1998, respectively.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table compares the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 1999 and 1998 to the minimum regulatory standards:

                                                                                        TO BE WELL
                                                                                     CAPITALIZED UNDER
                                                                 FOR CAPITAL         PROMPT CORRECTIVE
                                              ACTUAL          ADEQUACY PURPOSES      ACTION PROVISIONS
                                       ---------------------  ------------------   ---------------------
                                         AMOUNT      RATIO      AMOUNT     RATIO     AMOUNT      RATIO
                                       ----------  ---------  ----------   -----   ----------  ---------
As of December 31, 1999
  Total Capital (to Risk
     Weighted Assets):
     The Company.....................  $  223,862       9.54% $  187,770   8.00 %  $  234,712      10.00%
     The Bank .......................     222,333       9.47%    187,756   8.00 %     234,695      10.00%
  Tier I Capital (to Risk
     Weighted Assets):
     The Company.....................     204,146       8.70%     93,885   4.00 %     187,770       8.00%
     The Bank .......................     202,617       8.63%     93,878   4.00 %     187,757       8.00%
  Tier I Capital
     (to Average Assets):
     The Company.....................     204,146       7.48%     81,916   3.00 %     136,526       5.00%
     The Bank .......................     202,617       7.40%     82,208   3.00 %     137,013       5.00%
As of December 31, 1998
  Total Capital (to Risk
     Weighted Assets):
     The Company.....................     187,378      10.18%    147,261   8.00 %     184,077      10.00%
     The Bank .......................     173,812       9.46%    146,969   8.00 %     183,711      10.00%
  Tier I Capital (to Risk
     Weighted Assets):
     The Company.....................     172,538       9.37%     73,631   4.00 %     147,261       8.00%
     The Bank .......................     158,970       8.65%     73,484   4.00 %     146,969       8.00%
  Tier I Capital
     (to Average Assets):
     The Company.....................     172,538       7.27%     71,236   3.00 %     118,727       5.00%
     The Bank .......................     158,970       6.72%     70,976   3.00 %     118,294       5.00%

     The Company and the Bank are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK:

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments, which are for purposes other than trading, include loan commitments, letters of credit, commitments to sell mortgage loans to permanent investors, purchased option contracts and financial guarantees on GNMA mortgage-backed securities administered. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the financial statements.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the loan commitments and letters of credit is limited to the contractual amount of those instruments. The Company uses the same credit policies in evaluating loan commitments and letters of credit as it does for on-balance sheet instruments. In order to control the credit risk associated with entering into commitments, the Company subjects such activity to the same credit quality and monitoring controls as its lending activities. For commitments to sell mortgage loans to permanent investors, the contract amounts do not represent exposure to credit loss. For purchased put options, the Company's exposure is limited to the option premium paid, not the notional amount of the option. For GNMA mortgage-backed securities administered, the contract amount administered exceeds the Company's exposure to credit loss.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The approximate amounts of financial instruments with off-balance sheet risk are as follows:

                                            DECEMBER 31,      DECEMBER 31,
                                               1999              1998
                                             CONTRACT          CONTRACT
                                              AMOUNT            AMOUNT
                                           ------------      ------------
     Loan commitments including unfunded
       lines of credit....................     $997,593          $776,709
     Standby letters of credit............       71,970            63,037
     Commercial letters of credit.........        2,357             5,010
     Commitments to sell mortgage loans...        1,671             6,056
     Option contracts.....................        1,000             3,000
     Guarantees on GNMA securities
       administered.......................      101,596           111,738

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

     Commitments to sell mortgage loans to permanent investors are contracts in which the Company agrees to deliver mortgage loans at specific future dates at specified prices or yields. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in interest rates.

     The Company purchases option contracts on FNMA or FHLMC guaranteed mortgage-backed securities to reduce the Company's exposure to the effects of fluctuations in interest rates on the Company's lending and secondary marketing activities. The time value portion of option premiums paid is recorded in other assets and is amortized to expense over the term of the option. Changes in the intrinsic value of options are deferred and recognized as the related mortgage loans are sold.

     The Company administers GNMA mortgage-backed securities on which it guarantees payment of monthly principal and interest to the security holders. The underlying loans are supported by FHA and VA mortgage insurance and are collateralized by real estate. In the event of mortgagor default, losses may arise from principal, interest or other costs which may exceed reimbursement limitations established by FHA or VA.

     The Company originates real estate, commercial, construction and consumer loans primarily to customers in the greater Houston, Texas area. Although the Company has a diversified loan portfolio, a substantial portion of its customers' ability to honor their contracts is dependent upon the local Houston economy and the real estate market.

     The Company maintains funds on deposit at correspondent banks which at times exceed the federally insured limits. Management of the Company monitors the balance in these accounts and periodically assesses the financial condition of correspondent banks.

16.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

     The fair value of financial instruments provided below represents estimates of fair values at a point in time. Significant estimates regarding economic conditions, loss experience, risk characteristics associated with particular financial instruments and other factors were used for the purposes of this disclosure. These

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     SECURITIES: Fair values for investment securities are based on quoted market prices. The fair value of stock in the Federal Home Loan Bank of Dallas and the Federal Reserve Bank Stock is estimated to be equal to its carrying amount given it is not a publicly traded equity security, it has an adjustable dividend rate, and transactions in the stock are executed at the stated par value.

     LOANS HELD FOR SALE: Fair values of loans held for sale are estimated based on outstanding commitments from investors or current market prices for similar loans.

     LOANS AND ACCRUED INTEREST RECEIVABLE: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. The carrying amount of accrued interest approximates its fair value.

     OFF-BALANCE-SHEET INSTRUMENTS: The fair values of the Company's lending commitments, letters of credit, commitments to sell loans and guarantees are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the Company's option contracts are based on the estimated amounts the Company would receive from terminating the contracts at the reporting date.

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

     BORROWINGS: The carrying amounts of federal funds purchased, securities sold under repurchase agreements, and other borrowings approximate their fair values.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes the carrying values and estimated fair values of financial instruments (all of which are held for purposes other than trading):

                                           DECEMBER 31, 1999           DECEMBER 31, 1998
                                        ------------------------    ------------------------
                                         CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                          AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                        ----------    ----------    ----------    ----------
Assets
     Cash and due from banks.........   $  148,710    $  148,710    $  129,922    $  129,922
     Fed funds sold and other cash
       equivalents...................       20,517        20,517        57,571        57,571
     Securities available for sale...      652,539       652,539       651,623       651,623
     Securities held to maturity.....           --            --        67,117        67,375
     Loans held for sale.............       77,047        77,047        15,310        15,310
     Loans held for investment,
       net...........................    1,817,094     1,753,956     1,498,709     1,507,426
     Accrued interest receivable.....       17,546        17,546        15,459        15,459
Liabilities
     Deposits........................    2,172,754     2,172,859     1,999,462     2,006,624
     Securities sold under repurchase
       agreements....................      216,838       216,838       181,696       181,696
     Other borrowings................      248,346       248,346       142,750       142,750
     Accrued interest payable........        3,034         3,034         1,499         1,499

     The fair value of the Company's off-balance sheet instruments was immaterial at December 31, 1999 and 1998.

17.  SUPPLEMENTAL CASH FLOW INFORMATION:

     The supplemental cash flow information for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                                DECEMBER 31,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
Cash paid for interest...............  $  77,705  $  71,141  $  57,961
Cash paid for income taxes...........     16,235     12,450      8,649
Non-cash investing and financing
activities:
     Tax benefit related to the
       exercise of certain stock
       options.......................        967      1,800      1,400
     Subordinated debentures
       converted to common stock.....     --         10,857        640
     Loans transferred to foreclosed
       real estate...................      1,326         61         86
     Loans to facilitate sale of
       foreclosed real estate........     --         --            240
     Issuance of common stock to Fort
       Bend Retirement Retention
       Plan..........................     --             58         62
     Reduction of debt in prior Fort
       Bend Employee Stock Option
       Plan..........................     --             79        189
     Issuance of common stock in
       exchange for 49% ownership
       interest in Mitchell..........      2,575     --         --

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
Southwest Bancorporation of Texas, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated February 11, 2000 of Southwest Bancorporation of Texas, Inc. and Subsidiaries included on page F-2 of this Form 10-K also included an audit of the financial statement schedule listed in the index on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                     PricewaterhouseCoopers LLP

Houston, Texas
February 11, 2000

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
          SCHEDULE I -- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
                            CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)

                                            DECEMBER 31,
                                       ----------------------
                                          1999        1998
                                       ----------  ----------
               ASSETS
Cash and cash equivalents............  $      104  $   12,520
Securities -- available for sale.....         406      --
Investment in subsidiaries...........     194,236     164,007
Other assets.........................         251         935
                                       ----------  ----------
          Total assets...............  $  194,997  $  177,462
                                       ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Other liablities................  $   --      $       14
                                       ----------  ----------
          Total liabilities..........      --              14
                                       ----------  ----------
Shareholders' equity:
     Common stock -- $1 par value,
      50,000,000 shares authorized;
      28,018,783 issued and
      outstanding at December 31,
      1999 and 27,649,710 issued and
      27,394,005 outstanding at
      December 31, 1998..............      28,019      27,650
     Additional paid-in capital......      63,182      58,661
     Retained earnings...............     115,417      88,844
     Accumulated other comprehensive
      income.........................     (11,621)      3,749
     Treasury stock, at
      cost -- 255,705 shares.........      --          (1,456)
                                       ----------  ----------
          Total shareholders'
        equity.......................     194,997     177,448
                                       ----------  ----------
          Total liabilities and
        shareholders' equity.........  $  194,997  $  177,462
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
                                 (IN THOUSANDS)

                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                          1999       1998       1997
                                       ----------  ---------  ---------
Equity in undistributed income of
  subsidiaries.......................  $   26,987  $  25,221  $  17,761
Interest income:
     Loans...........................      --             76         64
     Securities......................          63         26         26
                                       ----------  ---------  ---------
          Total interest income......          63        102         90
Interest expense on borrowings.......         120        717      1,035
                                       ----------  ---------  ---------
          Net interest income........         (57)      (615)      (945)
Other income:
          Dividends received from
             subsidiaries............      --         --          2,000
          Other operating income.....      --              5          5
                                       ----------  ---------  ---------
          Total other income.........      --              5      2,005
Operating expenses...................         155        552        540
                                       ----------  ---------  ---------
          Income before income
             taxes...................      26,775     24,059     18,281
          Income tax benefit.........         (75)      (402)      (506)
                                       ----------  ---------  ---------
Net income...........................      26,850     24,461     18,787
Other comprehensive income, net of
  tax:
          Net unrealized
             (depreciation)
             appreciation on
             securities available for
             sale....................     (15,370)     1,974      1,869
                                       ----------  ---------  ---------
          Comprehensive income.......  $   11,480  $  26,435  $  20,656
                                       ==========  =========  =========

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

                                                   YEAR ENDED
                                                  DECEMBER 31,
                                       ----------------------------------
                                          1999        1998        1997
                                       ----------  ----------  ----------
Cash flows from operating activities:
     Net income......................  $   26,850  $   24,461  $   18,787
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
          Equity in undistributed
             income of
             subsidiaries............     (26,987)    (25,221)    (17,761)
          Decrease in accrued
             interest receivable,
             prepaid expenses and
             other assets............         684         364       4,014
          Decrease in accrued
             interest payable and
             other liabilities.......         (14)       (262)       (151)
     Other, net......................          57      --          --
     Adjustment to conform reporting
       periods.......................      --             100      --
                                       ----------  ----------  ----------
               Net cash provided by
                  (used in) operating
                  activities.........         590        (558)      4,889
                                       ----------  ----------  ----------
Cash flows from investing activities:
     Proceeds from maturity of
       securities available for
       sale..........................      --             500      --
     Purchase of securities available
       for sale......................     (24,567)     --          --
     Sales of securities available
       for sale......................      24,161      --          --
     Investments in subsidiaries.....     (39,000)     --         (20,000)
     Return of capital from
       subsidiaries..................      25,500      --          --
                                       ----------  ----------  ----------
               Net cash (used in)
                  provided by
                  investing
                  activities.........     (13,906)        500     (20,000)
                                       ----------  ----------  ----------
Cash flows from financing activities:
     Payments of dividends on common
       stock by Fort Bend Holding
       Corp. ........................        (277)       (723)       (476)
     Net proceeds from issuance of
       common stock..................       1,236       2,370      20,733
     Other, net......................         (59)                 --
     Adjustment to conform reporting
       periods.......................      --             143      --
                                       ----------  ----------  ----------
               Net cash provided by
                  finacing
                  activities.........         900       1,790      20,257
                                       ----------  ----------  ----------
Net increase (decrease) in cash and
  cash equivalents...................     (12,416)      1,732       5,146
Cash and cash equivalents at
  beginning of period................      12,520      10,788       5,642
                                       ----------  ----------  ----------
Cash and cash equivalents at end of
  period.............................  $      104  $   12,520  $   10,788
                                       ==========  ==========  ==========

  These condensed financial statements should be read in conjunction with the
             Consolidated Financial Statements and Notes thereto of
   Southwest Bancorporation of Texas, Inc. and Subsidiaries included herein.