Form 10-Q
period 2000-03-31
SOUTHWEST BANCORP OF TEXAS INC
filed 2000-05-11
CIK 1027258

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

     FOR THE QUARTER ENDED MARCH 31, 2000

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            ------------------------

     There were 28,302,569 shares of the Registrant's Common Stock outstanding as of the close of business on May 5, 2000.

================================================================================

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
     Report of Independent Accountants................................      2
     Condensed Consolidated Balance Sheet as of March 31, 2000 and
      December 31, 1999 (unaudited)...................................      3
     Condensed Consolidated Statement of Income for the Three Months
      Ended March 31, 2000 and 1999 (unaudited).......................      4
     Condensed Consolidated Statement of Changes in Shareholders'
      Equity for the Three Months Ended March 31, 2000 (unaudited)....      5
     Condensed Consolidated Statement of Cash Flows for the Three
      Months Ended March 31, 2000 and 1999 (unaudited)................      6
     Notes to Condensed Consolidated Financial Statements (unaudited).      7
Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.......................................      9
Item 3.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................     20
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings............................................     21
Item 2.  Changes in Securities........................................     21
Item 3.  Defaults upon Senior Securities..............................     21
Item 4.  Submission of Matters to a Vote of Security Holders..........     21
Item 5.  Other Information............................................     21
Item 6.  Exhibits and Reports on Form 8-K.............................     21
Signatures............................................................     22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Southwest Bancorporation of Texas, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiaries (the "Company") as of March 31, 2000, the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 2000 and 1999 and the condensed consolidated statement of changes in shareholders' equity for the three-month period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, of changes in shareholders' equity, and of cash flows for the year then ended (not presented herein); and, in our report dated February 11, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

                                          PricewaterhouseCoopers LLP

Houston, Texas
April 12, 2000

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                         MARCH 31,       DECEMBER 31,
                                            2000             1999
                                         ----------      ------------
               ASSETS
Cash and due from banks..............    $  152,559       $  148,710
Federal funds sold and other cash
equivalents..........................         3,905           20,517
                                         ----------      ------------
          Total cash and cash
             equivalents.............       156,464          169,227
Securities -- available for sale.....       664,000          652,539
Loans held for sale..................        89,551           77,047
Loans held for investment, net.......     1,923,637        1,817,094
Premises and equipment, net..........        33,424           31,912
Accrued interest receivable..........        18,534           17,546
Prepaid expenses and other assets....        91,133           86,831
                                         ----------      ------------
          Total assets...............    $2,976,743       $2,852,196
                                         ==========      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand -- noninterest-bearing...    $  639,409       $  605,997
     Demand -- interest-bearing......        24,213           30,483
     Money market accounts...........       988,795          906,762
     Savings.........................        37,987           35,904
     Time, $100 and over.............       346,842          336,974
     Other time......................       257,429          256,634
                                         ----------      ------------
          Total deposits.............     2,294,675        2,172,754
Securities sold under repurchase
  agreements.........................       215,176          216,838
Other borrowings.....................       244,075          248,346
Accrued interest payable.............         1,873            3,034
Other liabilities....................        21,551           16,227
                                         ----------      ------------
          Total liabilities..........     2,777,350        2,657,199
                                         ----------      ------------
Commitments and contingencies
Shareholders' equity:
     Common stock -- $1 par value,
       50,000,000 shares authorized;
       28,141,273 shares issued and
       outstanding at
       March 31, 2000 and 28,018,783
       issued and outstanding at
       December 31, 1999.............        28,141           28,019
     Additional paid-in capital......        63,986           63,182
     Retained earnings...............       124,181          115,417
     Accumulated other comprehensive
       loss..........................       (16,915)         (11,621)
                                         ----------      ------------
          Total shareholders'
             equity..................       199,393          194,997
                                         ----------      ------------
          Total liabilities and
             shareholders' equity....    $2,976,743       $2,852,196
                                         ==========      ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       --------------------
                                         2000       1999
                                       ---------  ---------
Interest income:
     Loans...........................  $  42,940  $  31,477
     Securities......................     10,702     10,835
     Federal funds sold and other....        405        754
                                       ---------  ---------
          Total interest income......     54,047     43,066
                                       ---------  ---------
Interest expense:
     Deposits........................     18,085     14,904
     Federal funds purchased and
      other borrowings...............      5,640      3,443
                                       ---------  ---------
          Total interest expense.....     23,725     18,347
                                       ---------  ---------
          Net interest income........     30,322     24,719
Provision for loan losses............      1,500      1,545
                                       ---------  ---------
          Net interest income after
             provision for loan
             losses..................     28,822     23,174
                                       ---------  ---------
Other income:
     Service charges.................      3,270      2,638
     Investment services.............      1,194      1,040
     Other fee income................      2,018      1,676
     Other operating income..........      1,158      1,268
     Gain on sale of securities,
      net............................          1         93
                                       ---------  ---------
          Total other income.........      7,641      6,715
                                       ---------  ---------
Other expenses:
     Salaries and employee
      benefits.......................     13,679     11,919
     Occupancy expense...............      3,394      2,935
     Other operating expenses........      6,011      4,636
                                       ---------  ---------
          Total other expenses.......     23,084     19,490
                                       ---------  ---------
          Income before income
             taxes...................     13,379     10,399
Provision for income taxes...........      4,615      3,737
                                       ---------  ---------
          Income before minority
             interest................      8,764      6,662
Minority interest....................     --            (53)
                                       ---------  ---------
          Net income available for
             common shareholders.....  $   8,764  $   6,715
                                       =========  =========
Earnings per common share:
          Basic......................  $    0.31  $    0.25
                                       =========  =========
          Diluted....................  $    0.30  $    0.24
                                       =========  =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      ACCUMULATED
                                          COMMON STOCK       ADDITIONAL                  OTHER            TOTAL
                                       -------------------    PAID-IN     RETAINED   COMPREHENSIVE    SHAREHOLDERS'
                                        SHARES     DOLLARS    CAPITAL     EARNINGS        LOSS           EQUITY
                                       ---------   -------   ----------   --------   --------------   -------------
BALANCE, DECEMBER 31, 1999...........  28,018,783  $28,019    $ 63,182    $115,417      $(11,621)       $ 194,997
     Exercise of stock options.......     122,490      122         834                                        956
     Deferred compensation
       amortization..................                              (30)                                       (30)
     Comprehensive income:
       Net income for the three
          months ended March 31,
          2000.......................                                        8,764                          8,764
       Net change in unrealized
          depreciation on securities
          available for sale, net of
          deferred taxes of $2,104...                                                     (5,294)          (5,294)
                                                                                                      -------------
       Total comprehensive income....                                                                       3,470
                                       ---------   -------   ----------   --------   --------------   -------------
BALANCE, MARCH 31, 2000..............  28,141,273  $28,141    $ 63,986    $124,181      $(16,915)       $ 199,393
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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                       ----------------------
                                          2000        1999
                                       ----------  ----------
Cash flows from operating activities:
    Net income.......................  $    8,764  $    6,715
    Adjustments to reconcile net
     income to net cash provided by
     operating activities:
         Provision for loan losses...       1,500       1,545
         Depreciation................       1,716       1,526
         Realized gain on securities
           for sale, net.............          (1)        (93)
         Amortization................         380         864
         Minority interest in net
           loss of consolidated
           subsidiary................      --             (53)
         Gain on sale of loans,
           net.......................      --            (224)
         Dividends on Federal Home
           Loan Bank stock...........        (232)       (117)
         Origination of loans held
           for sale and mortgage
           servicing rights..........     (24,001)    (25,745)
         Proceeds from sales of
           loans.....................      11,374      29,809
         Increase in accrued interest
           receivable, prepaid
           expenses and other
           assets....................      (3,061)    (11,103)
         Increase in accrued interest
           payable and other
           liabilities...............       4,700       6,341
         Other, net..................          28         164
                                       ----------  ----------
             Net cash provided by
               operating
               activities............       1,167       9,629
                                       ----------  ----------
Cash flows from investing activities:
    Proceeds from maturity of
     securities available for sale...       1,000      36,000
    Proceeds from maturity of
     securities held to maturity.....      --           2,000
    Principal paydowns of
     mortgage-backed securities
     available for sale..............      16,533      25,662
    Principal paydowns of
     mortgage-backed securities held
     to maturity.....................      --           7,310
    Proceeds from sale of securities
     available for sale..............         135     140,318
    Purchase of securities available
     for sale........................     (36,334)   (185,912)
    Net increase in loans
     receivable......................    (108,414)    (25,293)
    Purchase of premises and
     equipment.......................      (3,256)     (2,427)
    Other, net.......................      --             272
                                       ----------  ----------
             Net cash used in
               investing
               activities............    (130,336)     (2,070)
                                       ----------  ----------
Cash flows from financing activities:
    Net increase (decrease) in
     noninterest-bearing deposits....      33,412     (46,499)
    Net increase in time deposits....      10,663      41,252
    Net increase (decrease) in other
     interest-bearing deposits.......      77,846      (9,101)
    Net (decrease) increase in
     securities sold under repurchase
     agreements......................      (1,662)     22,808
    Net decrease in other short-term
     borrowings......................      (4,271)    (32,479)
    Net proceeds from exercise of
     stock options...................         418         282
    Other, net.......................      --             638
                                       ----------  ----------
             Net cash provided by
               (used in) financing
               activities............     116,406     (23,099)
                                       ----------  ----------
Net decrease in cash and cash
  equivalents........................     (12,763)    (15,540)
Cash and cash equivalents at
  beginning of period................     169,227     187,493
                                       ----------  ----------
Cash and cash equivalents at end of
  period.............................  $  156,464  $  171,953
                                       ==========  ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the "Company") and its direct and indirect wholly-owned subsidiaries, Southwest Holding Delaware Inc. (the "Delaware Company"), Southwest Bank of Texas, National Association (the "Bank"), and Mitchell Mortgage Company, LLC ("Mitchell"). These financial statements give retroactive effect to the merger of Fort Bend Holding Corp., ("Fort Bend") on April 1, 1999 in a transaction accounted for as a pooling of interests. All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 2000 and December 31, 1999, consolidated income for the three months ended March 31, 2000 and 1999, consolidated cash flows for the three months ended March 31, 2000 and 1999 and the consolidated changes in shareholders' equity for the three months ended March 31, 2000. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

2.  COMPREHENSIVE INCOME

     Comprehensive income consists of the following:

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       --------------------
                                         2000       1999
                                       ---------  ---------
Net income...........................  $   8,764  $   6,715
Net change in unrealized depreciation
  on securities available for sale,
  net of tax.........................     (5,294)    (2,025)
                                       ---------  ---------
Total comprehensive income...........  $   3,470  $   4,690
                                       =========  =========

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

3.  EARNINGS PER COMMON SHARE:

     Earnings per common share is computed as follows:

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                       -----------------------
                                           2000        1999
                                       ------------  ---------
                                        (IN THOUSANDS, EXCEPT
                                          PER SHARE AMOUNTS)
Net income...........................  $      8,764  $   6,715
Minority interest in net loss of
  Mitchell, net of tax...............       --             (35)
                                       ------------  ---------
Net income, adjusted.................  $      8,764  $   6,680
                                       ============  =========
Divided by average common shares and
  common share equivalents:
     Average common shares...........        28,079     27,464
     Average common shares issuable
       under the stock option plan...         1,027        980
     Average common shares issuable
       with the conversion of the
       minority interest of
       Mitchell......................       --             307
                                       ------------  ---------
Total average common shares and
  common share equivalents...........        29,106     28,751
                                       ============  =========
Basic earnings per common share......  $       0.31  $    0.25
                                       ============  =========
Diluted earnings per common share....  $       0.30  $    0.24
                                       ============  =========

4.  SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:

     During the three months ended March 31, 2000, the Company reduced its federal income tax liability by approximately $539,000 and recorded a corresponding increase to additional paid-in capital representing the tax benefit related to the exercise of certain stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On April 1, 1999, Southwest Bancorporation of Texas, Inc. (the "Company") and Fort Bend Holding Corp. ("Fort Bend") completed their previously announced merger, which was accounted for as a pooling of interests. The merger agreement provided for the exchange of 1.45 shares of the Company's Common Stock for each share of Fort Bend Common Stock, resulting in the issuance of approximately 4.6 million shares of Company Common Stock on a fully diluted basis. In connection with this merger, the Company incurred approximately $4.5 million in pretax merger-related expenses and other charges in the second quarter of 1999. The historical financial data has been restated to include the accounts and operations of Fort Bend for the three months ended March 31, 1999.

     Total assets at March 31, 2000 and December 31, 1999 were $2.98 billion and $2.85 billion, respectively. Gross loans were $2.03 billion at March 31, 2000, an increase of $120.4 million or 6% from $1.91 billion at December 31, 1999. This growth was a result of a strong local economy, and the Company's style of relationship banking. Shareholders' equity was $199.4 million and $195.0 million at March 31, 2000 and December 31, 1999, respectively.

     For the three months ended March 31, 2000, net income was $8.8 million, ($0.30 per diluted share) compared to $6.7 million ($0.24 per diluted share) for the same period in 1999, an increase of 31%. Return on average assets and return on average common shareholders' equity for the three months ended March 31, 2000 was 1.22% and 18.21%, respectively.

RESULTS OF OPERATIONS

  INTEREST INCOME

     Interest income for the three months ended March 31, 2000 was $54.0 million, an increase of $11.0 million, or 26%, from the three months ended March 31, 1999. This increase is due to a $364.7 million increase in average earning assets to $2.65 billion for the three months ended March 31, 2000, a 16% increase from the same period last year.

     Interest income on loans increased $11.4 million to $42.9 million for the three months ended March 31, 2000. This was due to a $426.8 million increase in average loans outstanding during the same period. The average yield on loans was 8.86% for the three months ended March 31, 2000, an increase of 48 basis points when compared to the same period in 1999. Interest income on securities decreased to $10.7 million, a $133,000 decrease from the three month period ended March 31, 1999. This decrease was attributable to a $27.4 million decrease in average securities outstanding, down 4% when compared to the three months ended March 31, 1999.

  INTEREST EXPENSE

     Interest expense on deposits and other borrowings was $23.7 million for the three months ended March 31, 2000, compared to $18.3 million for the same period in 1999. The increase in interest expense was attributable to a $276.7 million increase in average interest-bearing liabilities for the three-month comparable periods. The average yield on interest bearing liabilities was 4.65% for the three months ended March 31, 2000, an increase of 46 basis points when compared to the same period in 1999.

  NET INTEREST INCOME

     Net interest income was $30.3 million for the three months ended March 31, 2000, compared with $24.7 million for the same period in 1999, an increase of 23%. The increase in net interest income during the three-months ended March 31, 2000 was largely due to growth in average loan balances.

     The net interest margin was 4.60% for the three months ended March 31, 2000, compared with 4.39% in the first quarter of 1999. This increase resulted from an increase in the yield on earning assets of 56 basis points from 7.65% for the three months ended March 31, 1999 to 8.21% for the three months ended March 31, 2000. This increase in the yield on earning assets was partially offset by an increase in the cost of funds of 46 basis points, from 4.19% for the three months ended March 31, 1999, to 4.65% for the three months ended March 31, 2000.

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

                                                 THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                   MARCH 31, 2000                       MARCH 31, 1999
                                          ---------------------------------    ---------------------------------
                                            AVERAGE      INTEREST   AVERAGE      AVERAGE      INTEREST   AVERAGE
                                          OUTSTANDING    EARNED/    YIELD/     OUTSTANDING    EARNED/    YIELD/
                                            BALANCE       PAID       RATE        BALANCE       PAID       RATE
                                          -----------    -------    -------    -----------    -------    -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
     Loans..............................  $ 1,949,690    $42,940      8.86%    $ 1,522,893    $31,477      8.38%
     Securities.........................      668,819     10,702      6.44         696,202     10,835      6.31
     Federal funds sold and other.......       29,862        405      5.45          64,561        754      4.74
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-earning
             assets.....................    2,648,371     54,047      8.21%      2,283,656     43,066      7.65%
                                                         -------    -------                   -------    -------
Less allowance for loan losses..........      (20,378)                             (15,773)
                                          -----------                          -----------
Total earning assets, net of
  allowance.............................    2,627,993                            2,267,883
Nonearning assets.......................      256,624                              221,300
                                          -----------                          -----------
          Total assets..................  $ 2,884,617                          $ 2,489,183
                                          ===========                          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Money market and savings
       deposits.........................  $ 1,020,521     10,117      3.99%    $   862,020      7,772      3.66%
     Certificates of deposits...........      596,073      7,968      5.38         604,474      7,132      4.79
     Repurchase agreements and borrowed
       funds............................      437,623      5,640      5.18         311,050      3,443      4.49
                                          -----------    -------    -------    -----------    -------    -------
          Total interest-bearing
             liabilities................    2,054,217     23,725      4.65%      1,777,544     18,347      4.19%
                                                         -------    -------                   -------    -------
Noninterest-bearing liabilities:
     Noninterest-bearing demand
       deposits.........................      613,525                              508,172
     Other liabilities..................       23,357                               24,932
                                          -----------                          -----------
          Total liabilities.............    2,691,099                            2,310,647
Shareholders' equity....................      193,518                              178,535
                                          -----------                          -----------
          Total liabilities and
             shareholders' equity.......  $ 2,884,617                          $ 2,489,183
                                          ===========                          ===========
Net interest income.....................                 $30,322                              $24,719
                                                         =======                              =======
Net interest spread.....................                              3.56%                                3.48%
                                                                    =======                              =======
Net interest margin.....................                              4.60%                                4.39%
                                                                    =======                              =======

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances, the volatility of interest rates and the change in number of days due to leap year. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated.

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                          ------------------------------------------
                                                        2000 VS. 1999
                                          ------------------------------------------
                                                     INCREASE (DECREASE)
                                                            DUE TO
                                          ------------------------------------------
                                           VOLUME      RATE       DAYS       TOTAL
                                          ---------  ---------  ---------  ---------
                                                    (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans...................................  $   8,808  $   2,305  $     350  $  11,463
Securities..............................       (459)       206        120       (133)
Federal funds sold and other............       (410)        53          8       (349)
                                          ---------  ---------  ---------  ---------
     Total increase in interest
       income...........................      7,939      2,564        478     10,981
                                          ---------  ---------  ---------  ---------
INTEREST-BEARING LIABILITIES:
Money market and savings deposits.......      1,419        840         86      2,345
Certificates of deposits................       (119)       876         79        836
Repurchase agreements and borrowed
  funds.................................      1,405        754         38      2,197
                                          ---------  ---------  ---------  ---------
     Total increase in interest
       expense..........................      2,705      2,470        203      5,378
                                          ---------  ---------  ---------  ---------
Increase in net interest income.........  $   5,234  $      94  $     275  $   5,603
                                          =========  =========  =========  =========

  PROVISION FOR LOAN LOSSES

     The provision for loan losses was $1.5 million for the three months ended March 31, 2000, unchanged from the three months ended March 31, 1999. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company's loan loss allowance as its loan portfolio grows and diversifies. (See -- Financial Condition -- Loan Review and Allowance for Loan Losses.)

  NONINTEREST INCOME

     Noninterest income for the three months ended March 31, 2000 was $7.6 million, an increase of $926,000 or 14% for the same period in 1999. The following table presents for the periods indicated the composition of noninterest income.

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       --------------------
                                         2000       1999
                                       ---------  ---------
                                           (DOLLARS IN
                                            THOUSANDS)
Service charges on deposit
  accounts...........................  $   3,270  $   2,638
Investment services..................      1,194      1,040
Factoring fee income.................        872        576
Loan fee income......................      1,055        863
Bank-owned life insurance income.....        456        283
Letters of credit fee income.........        221        192
Gain on sale of securities, net......          1         93
Other noninterest income.............        572      1,030
                                       ---------  ---------
     Total noninterest income........  $   7,641  $   6,715
                                       =========  =========

     The largest component of noninterest income, service charges on deposit accounts, was up $632,000, or 24% from the prior period. This resulted from an increase in the number of deposit accounts, which grew from 66,334 at March 31, 1999 to 83,146 at March 31, 2000. Factoring fee income was up $296,000 or 51%; investment services fee income up $154,000 or 15%, and loan fee income up $192,000 or 22%. Other non-interest income was decreased by a reduction in fee income from arbitrage activities, which contributed $255,000 in fees in the first quarter of 1999 versus zero for the first quarter of 2000. Additionally, other non-interest income declined primarily from a decrease in the gain on sale of loans decreased $224,000.

  NONINTEREST EXPENSES

     For the three months ended March 31, 2000, noninterest expenses totaled $23.1 million, an increase of $3.6 million, or 18%, from $19.5 million during 1999. The increase in noninterest expenses was primarily due to salaries and employee benefits. The efficiency ratio improved to 60.81% for the three months ended March 31, 2000 from 62.19% for the comparable period in 1999.

     Salaries and employee benefits for the three months ended March 31, 2000 was $13.7 million, an increase of $1.8 million, or 15%, from the three months ended March 31, 1999. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth. Total full-time employees were 962 and 849 at March 31, 2000 and March 31, 1999, respectively.

     Occupancy expense increased $459,000, or 16%, to $3.4 million for the three months ended March 31, 2000. Major categories within occupancy expense are building lease expense and maintenance contract expense. Building lease expense increased to $1.0 million for the three months ended March 31, 2000 from $822,000 for the same period in 1999. This increase resulted from increasing the rentable square feet at the corporate office to accommodate the Company's growth. Maintenance contract expense for the three months ended March 31, 2000 was $432,000, a 56% or $155,000 increase from $277,000 for the same period last year. This increase was primarily due to new maintenance contracts purchased during 1999. The Company purchases maintenance contracts for major operating systems throughout the organization.

  INCOME TAXES

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers' salaries, less interest income from federal securities. For the three months ended March 31, 2000, the provision for income taxes was $4.6 million, an increase of $878,000, or 23%, from the $3.7 million provided for in the same period in 1999.

FINANCIAL CONDITION

LOANS HELD FOR INVESTMENT

     Loans were $1.94 billion at March 31, 2000, an increase of $108 million or 6% from $1.84 billion at December 31, 1999.

     The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2000 and December 31, 1999:

                                              MARCH 31, 2000         DECEMBER 31, 1999
                                          ----------------------   ----------------------
                                             AMOUNT      PERCENT      AMOUNT      PERCENT
                                          ------------   -------   ------------   -------
                                                      (DOLLARS IN THOUSANDS)
Commercial and industrial...............  $    750,472     38.59%  $    721,229     39.27%
Real estate:
     Construction and land
     development........................       568,081     29.21        494,755     26.94
     1-4 family residential.............       264,398     13.60        268,349     14.61
     Commercial owner occupied..........       184,216      9.47        185,679     10.11
     Farmland...........................        12,361      0.64         13,056      0.71
     Other..............................        28,850      1.48         20,447      1.10
Consumer................................       136,277      7.01        133,295      7.26
                                          ------------   -------   ------------   -------
Gross loans held for investment.........  $  1,944,655    100.00%  $  1,836,810    100.00%
                                          ============   =======   ============   =======

     The primary lending focus of the Company is on small- and medium-sized commercial, construction and land development, residential mortgage and consumer loans. The Company offers a variety of commercial lending products including term loans, lines of credit and equipment financing. A broad range of short- to medium-term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

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

     The Bank originates and purchases residential and commercial mortgage loans to sell to investors with servicing rights retained. The Bank also provides residential and commercial construction financing to builders and developers and acts as a broker in the origination of multi-family and commercial real estate loans.

     Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans
(collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan.

     The contractual maturity ranges of the commercial and industrial and real estate construction loan portfolio and the amount of such loans with fixed interest rates and floating rates in each maturity range as of March 31, 2000 are summarized in the following table:

                                                            MARCH 31, 2000
                                          ---------------------------------------------------
                                                         AFTER ONE      AFTER
                                           ONE YEAR       THROUGH       FIVE
                                           OR LESS      FIVE YEARS      YEARS       TOTAL
                                          ----------    -----------   ---------  ------------
                                                        (DOLLARS IN THOUSANDS)
Commercial and industrial...............  $  491,019     $ 232,529    $  26,924  $    750,472
Real estate construction and land
  development...........................     318,815       211,421       37,845       568,081
                                          ----------    -----------   ---------  ------------
     Total..............................  $  809,834     $ 443,950    $  64,769  $  1,318,553
                                          ==========    ===========   =========  ============
Loans with a fixed interest rate........  $  277,282     $ 118,983    $  20,987  $    417,252
Loans with a floating interest rate.....     532,552       324,967       43,782       901,301
                                          ----------    -----------   ---------  ------------
     Total..............................  $  809,834     $ 443,950    $  64,769  $  1,318,553
                                          ==========    ===========   =========  ============

  LOANS HELD FOR SALE

     Loans held for sale of $89.6 million at March 31, 2000 increased from $77.0 million at December 31, 1999. These loans are typically sold to investors within one month of origination. Approximately $42 million of these loans were previously recorded as loans held for investment and reclassified after the merger of Fort Bend. It is expected that these loans will ultimately be sold after restrictions have expired relating to pooling of interests merger.

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

     Historically, the Houston metropolitan area has been affected by the state of the energy business, but since the mid 1980's the economic impact has been reduced by a combination of increased industry diversification and less reliance on debt to finance expansion. When energy prices fluctuate, it is the Company's practice to review and adjust underwriting standards with respect to companies affected by oil and gas price volatility, and to continuously monitor existing credit exposure to companies which are impacted by this price volatility.

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

     Management believes that the allowance for loan losses at March 31, 2000 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at March 31, 2000.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                         THREE MONTHS
                                             ENDED          YEAR ENDED
                                           MARCH 31,       DECEMBER 31,
                                             2000              1999
                                        ---------------    -------------
                                             (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning
balance..............................       $19,716           $14,980
Provision charged against
operations...........................         1,500             6,060
Charge-offs..........................          (256)           (1,536)
Recoveries...........................            58               212
                                        ---------------    -------------
Allowance for loan losses, ending
balance..............................       $21,018           $19,716
                                        ===============    =============
Allowance to period-end loans........          1.08%             1.07%
Net charge-offs to average loans.....          0.04%             0.08%
Allowance to period-end nonperforming
  loans..............................        688.89%           650.91%

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

                                            MARCH 31, 2000           DECEMBER 31, 1999
                                        ----------------------     ----------------------
                                                   PERCENT OF                 PERCENT OF
                                                    LOANS TO                   LOANS TO
                                        AMOUNT     TOTAL LOANS     AMOUNT     TOTAL LOANS
                                        -------    -----------     -------    -----------
                                                     (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
  applicable to:
Commercial and industrial............   $ 8,525        38.59%      $ 8,503        39.27%
Real estate:
     Construction and land
       development...................     2,687        29.21         2,942        26.94
     1-4 family residential..........     1,210        13.60         1,409        14.61
     Commercial owner occupied.......       821         9.47           947        10.11
     Farmland........................        46         0.64            60         0.71
     Other...........................       176         1.48            94         1.10
Consumer.............................     1,472         7.01         1,633         7.26
Unallocated..........................     6,081       n/a            4,128       n/a
                                        -------    -----------     -------    -----------
Total allowance for loan losses......   $21,018       100.00%      $19,716       100.00%
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

     Nonperforming assets were $3.9 million at March 31, 2000 compared with $4.4 million at December 31, 1999. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.19% and 0.24% at March 31, 2000 and December 31, 1999, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                        MARCH 31,     DECEMBER 31,
                                           2000           1999
                                        ----------    ------------
                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans.....................     $1,811         $2,388
Accruing loans 90 or more days past
due..................................      1,240            641
Other real estate and foreclosed
property.............................        802          1,337
                                        ----------    ------------
     Total non-performing assets.....     $3,853         $4,366
                                        ==========    ============
Nonperforming assets to total loans
  and other real estate..............       0.19%          0.24%

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

     A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Company's impaired loans were approximately $15.0 million and $13.7 million at March 31, 2000 and December 31, 1999, respectively. The largest component of impaired loans at March 31, 2000 and December 31, 1999 is a commercial energy related loan of approximately $10.6 million and $10.8 million, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2000 and the year ended December 31, 1999 was $14.2 million and $13.9 million, respectively. The total required allowance for loan losses related to these loans was $0 for each reported period. Interest income on impaired loans of $385,000 and $1.5 million was recognized for cash payments received during the three months ended March 31, 2000 and the year ended December 31, 1999, respectively.

     The Bank is not committed to lend additional funds to debtors whose loans have been modified.

  SECURITIES

     At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale at March 31, 2000. This allows the Company to manage its investment portfolio more effectively and to enhance the average yield on the portfolio.

     The amortized cost and approximate fair value of securities classified as available for sale is as follows:

                                                        MARCH 31, 2000
                                        -----------------------------------------------
                                                        GROSS UNREALIZED
                                        AMORTIZED      -------------------      FAIR
                                          COST         GAIN         LOSS       VALUE
                                        ---------      -----      --------   ----------
                                                    (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE:
U.S. Government securities...........   $  77,523      $   1      $ (1,961)  $   75,563
Mortgage-backed securities...........     543,877        424       (23,940)     520,361
Federal Reserve Bank stock...........       2,807       --           --           2,807
Federal Home Loan Bank stock.........      15,605       --           --          15,605
Other securities.....................      49,592         79            (7)      49,664
                                        ---------      -----      --------   ----------
     TOTAL SECURITIES AVAILABLE FOR
       SALE..........................   $ 689,404      $ 504      $(25,908)  $  664,000
                                        =========      =====      ========   ==========


                                                       DECEMBER 31, 1999
                                        -----------------------------------------------
                                                        GROSS UNREALIZED
                                        AMORTIZED      -------------------      FAIR
                                          COST         GAIN         LOSS       VALUE
                                        ---------      -----      --------   ----------
                                                    (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE:
U.S. Government securities...........   $  78,527      $  35      $ (1,567)  $   76,995
Mortgage-backed securities...........     560,471        356       (16,852)     543,975
Federal Reserve Bank stock...........       2,408       --           --           2,408
Federal Home Loan Bank stock.........      14,886       --           --          14,886
Other securities.....................      14,253         22         --          14,275
                                        ---------      -----      --------   ----------
     TOTAL SECURITIES AVAILABLE FOR
       SALE..........................   $ 670,545      $ 413      $(18,419)  $  652,539
                                        =========      =====      ========   ==========

     Securities totaled $664.0 million at March 31, 2000, an increase of $11.5 million from $652.5 million at December 31, 1999. The yield on the securities portfolio for the three months ended March 31, 2000 was 6.44% while the yield was 6.31% for the three months ended March 31, 1999.

     The Company has no mortgage-backed securities that have been issued by non-agency entities. Included in the Company's mortgage-backed securities at March 31, 2000 were $262.8 million in agency issued collateral mortgage obligations.

     At March 31, 2000, $487.6 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At March 31, 2000, approximately $30.8 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly were less susceptible to declines in value should interest rates increase.

     The following table summarizes the contractual maturity of investments (including securities and interest-bearing deposits) and their weighted average yields at March 31, 2000. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a separate component of other comprehensive income.

                                                                       MARCH 31, 2000
                                ---------------------------------------------------------------------------------------------------
                                                         AFTER ONE           AFTER FIVE
                                                         YEAR BUT             YEARS BUT
                                     WITHIN               WITHIN               WITHIN
                                    ONE YEAR            FIVE YEARS            TEN YEARS         AFTER TEN YEARS
                                -----------------    -----------------    -----------------    ------------------
                                AMORTIZED            AMORTIZED            AMORTIZED            AMORTIZED
                                  COST      YIELD      COST      YIELD      COST      YIELD       COST      YIELD     TOTAL   YIELD
                                ---------   -----    ---------   -----    ---------   -----    ----------   -----   --------- -----
                                                                   (DOLLARS IN THOUSANDS)
U.S. Government
  securities..................  $  3,000    5.82%    $ 59,523    5.79%    $ 15,000    6.45%    $   --       0.00%   $  77,523 5.92 %
Mortgage-backed
  securities..................     3,749    6.12       17,359    6.66       35,195    6.37        487,574   6.44      543,877 6.44
Federal Reserve Bank
  stock.......................     2,807    6.00        --        --         --        --          --        --         2,807 6.00
Federal Home Loan Bank stock..    15,605    5.75        --        --         --        --          --        --        15,605 5.75
Other securities..............    35,758    5.94        2,590    7.07          619    6.95         10,625   7.52       49,592 6.35
Interest-bearing deposits.....     3,905    4.69        --        --         --        --          --        --         3,905 4.69
                                ---------   -----    ---------   -----    ---------   -----    ----------   -----   --------- -----
    Total investments.........  $ 64,824    5.83%    $ 79,472    6.02%    $ 50,814    6.40%    $  498,199   6.47%   $ 693,309 6.35 %
                                =========   =====    =========   =====    =========   =====    ==========   =====   ========= =====


  PREPAID EXPENSES AND OTHER ASSETS

     Total prepaid expenses and other assets were $91.1 million at March 31, 2000, an increase of $4.3 million from $86.8 million at December 31, 1999. Significant components within prepaid expenses and other assets at March 31, 2000 include the cash value of bank owned life insurance of $26.9 million and accounts receivable purchased of $18.7 million.

  DEPOSITS

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market and time accounts. The Company relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. As of March 31, 2000, the Company had less than two percent of its deposits classified as brokered funds and does not anticipate any significant increase. Deposits provide the primary source of funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average non-interest bearing demand deposits to average total deposits for the periods ended March 31, 2000 and December 31, 1999, was 27.51% and 26.88%, respectively.

     The average daily balances and weighted average rates paid on deposits for the three months ended March 31, 2000 and the year ended December 31, 1999, are presented below:

                                           MARCH 31, 2000          DECEMBER 31, 1999
                                       -----------------------  -----------------------
                                          AMOUNT       RATE        AMOUNT       RATE
                                       ------------  ---------  ------------  ---------
                                                    (DOLLARS IN THOUSANDS)
NOW accounts.........................  $     18,030       0.38% $     28,807       2.31%
Regular savings......................        37,374       2.49        36,201       2.44
Premium Yield........................       603,715       4.83       472,501       4.24
Money market savings.................       361,402       2.91       332,525       2.92
CD's less than $100,000..............       211,281       5.14       221,161       4.92
CD's $100,000 and over...............       330,518       5.50       345,060       4.97
IRA's, QRP's and other...............        54,274       5.51        43,201       5.43
                                       ------------  ---------  ------------  ---------
     Total interest-bearing
       deposits......................     1,616,594       4.50%    1,479,456       4.17%
                                                     =========                =========
Non interest-bearing deposits........       613,525                  543,961
                                       ------------             ------------
     Total deposits..................  $  2,230,119             $  2,023,417
                                       ============             ============

     The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

                                          MARCH 31, 2000      DECEMBER 31, 1999
                                        ------------------    -----------------
                                                (DOLLARS IN THOUSANDS)
3 months or less.....................        $166,078             $ 177,432
Between 3 months and 6 months........          86,254                68,476
Between 6 months and 1 year..........          67,650                67,388
Over 1 year..........................          26,860                23,678
                                        ------------------    -----------------
     Total time deposits $100,000 and
       over..........................        $346,842             $ 336,974
                                        ==================    =================

  BORROWINGS

     Securities sold under repurchase agreements and other borrowings, consisting of federal funds purchased and other bank borrowings, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                        MARCH 31,     DECEMBER 31,
                                          2000           1999
                                        --------      ------------
                                          (DOLLARS IN THOUSANDS)
Securities sold under repurchase
  agreements:
     Average.........................   $193,413        $184,815
     Period-end......................    215,176         216,838
     Maximum month-end balance during
       period........................    215,176         216,838
Interest rate:
     Average.........................       4.36%           4.06%
     Period-end......................       4.59%           4.03%
Other borrowings:
     Average.........................   $217,992        $189,929
     Period-end......................    244,075         248,346
     Maximum month-end balance during
       period........................    371,841         265,440
Interest rate:
     Average.........................       5.84%           5.33%
     Period-end......................       5.40%           5.23%

     Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the three months ended March 31, 2000, the Company's liquidity needs have primarily been met by growth in core deposits and increases in short-term borrowings, primarily from the Federal Home Loan Bank. The cash and federal funds sold position, supplemented by amortizing securities and loan portfolios, have generally created an adequate liquidity position.

     The Company's risk-based capital ratios including Leverage Capital, Tier 1 Risk-Based Capital and the Total Risk-Based Capital Ratio were 7.63, 9.36 and 10.26, respectively, at March 31, 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURERS ABOUT MARKET RISK

     There have been no material changes since December 31, 1999. See the Company's Annual Report on Form 10-K, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Interest Rate Sensitivity and Liquidity."

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 3.1 Amendment dated May 1, 2000 to Articles of Incorporation of the Company.

        *Exhibit 4.1 Loan Agreement (and form of $10,000,000 Promissory Note) dated March 30, 2000, between the Company and Bank of Oklahoma, N.A.

         Exhibit 10.1 1989 Stock Option Plan (Amended and Restated as of May 29,
         1998)

         Exhibit 10.2 1993 Stock Option Plan (Amended and Restated as of May 29,
         1998)

         Exhibit 15.1 Awareness Letter of PricewaterhouseCoopers LLP

         Exhibit 27. Financial Data Schedule

------------

*This Exhibit is not filed herewith because it meets the exclusion set forth in 601(b)(4)(iii) of Regulation S-K and the Company hereby agrees to furnish a copy thereof to the Commission upon request.

     b)  Reports on Form 8-K

          The following report on Form 8-K was filed by the Company during the three months ended March 31, 2000: Current Report on Form 8-K (Item 7) dated and filed on March 7, 2000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   SIGNATURE                                      TITLE                                 DATE
                   ---------                                      -----                                 ----
                PAUL B. MURPHY, JR.                  Director, President and Chief                   May 5, 2000
    -------------------------------------------      Executive Officer
                PAUL B. MURPHY, JR.                  (Principal Executive Officer)

                 DAVID C. FARRIES                    Executive Vice President,                       May 5, 2000
    --------------------------------------------     Treasurer and Secretary
                 DAVID C. FARRIES                    (Principal Financial Officer)

                 R. JOHN McWHORTER                   Senior Vice President and Controller            May 5, 2000
    --------------------------------------------     (Principal Accounting Officer)
                 R. JOHN MCWHORTER