Form 10-Q
period 2000-06-30
SOUTHWEST BANCORP OF TEXAS INC
filed 2000-08-14
CIK 1027258

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

                       FOR THE QUARTER ENDED JUNE 30, 2000

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

                            ------------------------

     There were 28,485,304 shares of the Registrant's Common Stock outstanding as of the close of business on August 11, 2000.


================================================================================

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
     Report of Independent Accountants.....................................   2
     Condensed Consolidated Balance  Sheet as of
      June 30, 2000 and December 31, 1999 (unaudited)......................   3
     Condensed Consolidated Statement of Income for the
      Three Months Ended June 30, 2000 and 1999, and for
      the Six Months Ended June 30, 2000 and 1999 (unaudited)..............   4
     Condensed Consolidated Statement of Changes in Shareholders'
      Equity for the Six Months Ended June 30, 2000 (unaudited)............   5
     Condensed Consolidated Statement of Cash Flows for the Six
      Months Ended June 30, 2000 and 1999 (unaudited)......................   6
     Notes to Condensed Consolidated Financial Statements..................   7
Item 2.  Management's Discussion and of Financial Condition and
          Results of Operations............................................   9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  24

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  25
Item 2.  Changes in Securities and Use of Proceeds.........................  25
Item 3.  Default upon Senior Securities....................................  25
Item 4.  Submission of Matters to a Vote of Security Holders...............  25
Item 5.  Other Information.................................................  25
Item 6.  Exhibits and Reports on Form 8-K..................................  25
Signatures.................................................................  26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Southwest Bancorporation of Texas, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiaries (the "Company") as of June 30, 2000, the related condensed consolidated statement of income for the three- and six-month periods ended June 30, 2000 and 1999, the condensed consolidated statement of changes in shareholders' equity for the six-month period ended June 30, 2000 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, of changes in shareholders' equity, and of cash flows for the year then ended (not presented herein); and, in our report dated February 11, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects in relation to the consolidated financial statements from which it has been derived.

                                          PricewaterhouseCoopers LLP

Houston, Texas
July 17, 2000

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                     ASSETS

                                                            JUNE 30,     DECEMBER 31,
                                                              2000           1999
                                                          -----------    -----------
Cash and due from banks ...............................   $   170,459    $   148,710
Federal funds sold and other cash equivalents .........        80,819         20,517
                                                          -----------    -----------
          Total cash and cash equivalents .............       251,278        169,227
Securities -- available for sale ......................       678,864        652,539
Loans held for sale ...................................        86,265         77,047
Loans held for investment, net ........................     2,082,762      1,817,094
Premises and equipment, net ...........................        34,554         31,912
Accrued interest receivable ...........................        20,676         17,546
Prepaid expenses and other assets .....................       100,917         86,831
                                                          -----------    -----------
          Total assets ................................   $ 3,255,316    $ 2,852,196
                                                          ===========    ===========
LIABILITIES AND SHAREHOLDERS" EQUITY
Deposits:
    Demand -- noninterest-bearing .....................   $   700,874    $   605,997
     Demand -- interest-bearing .......................        26,564         30,483
     Money market accounts ............................       968,459        906,762
     Savings ..........................................        38,390         35,904
     Time, $100 and over ..............................       492,285        336,974
     Other time .......................................       271,940        256,634
                                                          -----------    -----------
          Total deposits ..............................     2,498,512      2,172,754
Securities sold under repurchase agreements ...........       234,674        216,838
Other borrowings ......................................       285,841        248,346
Accrued interest payable ..............................         2,883          3,034
Other liabilities .....................................        18,492         16,227
                                                          -----------    -----------
          Total liabilities ...........................     3,040,402      2,657,199
                                                          -----------    -----------
Commitments and contingencies

Shareholders' equity:
     Common stock -- $1 par value, 75,000,000
      shares authorized and 28,419,181 issued
      and outstanding at June 30, 2000 and
      50,000,000 shares authorized and
      28,018,783 issued and outstanding at
      December 31, 1999 ...............................        28,419         28,019
     Additional paid-in capital .......................        67,409         63,182
     Retained earnings ................................       134,139        115,417
     Accumulated other comprehensive loss .............       (15,053)       (11,621)
                                                          -----------    -----------
          Total shareholders' equity ..................       214,914        194,997
                                                          -----------    -----------
          Total liabilities and shareholders' equity ..   $ 3,255,316    $ 2,852,196
                                                          ===========    ===========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                         -----------------------       -----------------------
                                           2000           1999           2000           1999
                                         --------       --------       --------       --------
Interest income:
     Loans...........................    $ 47,940       $ 33,078       $ 90,880       $ 64,554
     Securities......................      10,740         11,549         21,442         22,385
     Federal funds sold and other....         460            397            866          1,151
                                         --------       --------       --------       --------
          Total interest income......      59,140         45,024        113,188         88,090
Interest expense on deposits and
  other borrowings...................      26,631         19,340         50,356         37,687
                                         --------       --------       --------       --------
          Net interest income........      32,509         25,684         62,832         50,403
Provision for loan losses............       1,750          1,515          3,250          3,060
                                         --------       --------       --------       --------
          Net interest income after
             provision for loan
             losses..................      30,759         24,169         59,582         47,343
                                         --------       --------       --------       --------
Other income:
     Service charges.................       3,170          2,490          6,441          5,128
     Investment services.............       1,349          1,036          2,543          2,075
     Other fee income................       2,136          1,746          4,153          3,937
     Other operating income..........       1,226          1,321          2,384          2,084
     Loss on sale of securities,
       net...........................          (3)          (242)            (2)          (149)
                                         --------       --------       --------       --------
          Total other income.........       7,878          6,351         15,519         13,075
                                         --------       --------       --------       --------
Other expenses:
     Salaries and employee
       benefits......................      14,037         11,690         27,717         23,608
     Occupancy expense...............       3,449          3,037          6,843          5,971
     Merger-related expenses.........         --           4,474            --           4,474
     Other operating expenses........       6,029          4,611         12,040          9,259
                                         --------       --------       --------       --------
          Total other expenses.......      23,515         23,812         46,600         43,312
                                         --------       --------       --------       --------
          Income before income taxes
             and minority interest...      15,122          6,708         28,501         17,106
Provision for income taxes...........       5,164          2,813          9,779          6,549
                                         --------       --------       --------       --------
          Income before minority
             interest................       9,958          3,895         18,722         10,557
Minority interest....................         --              34            --             (19)
                                         --------       --------       --------       --------
          Net income available for
             common shareholders.....    $  9,958       $  3,861       $ 18,722       $ 10,576
                                         ========       ========       ========       ========
Earnings per common share:
          Basic......................    $   0.35       $   0.14       $   0.66       $   0.38
                                         ========       ========       ========       ========
          Diluted....................    $   0.34       $   0.13       $   0.64       $   0.37
                                         ========       ========       ========       ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

             SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS" EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                       ACCUMULATED
                                           COMMON STOCK       ADDITIONAL                  OTHER            TOTAL
                                       --------------------    PAID-IN     RETAINED   COMPREHENSIVE    SHAREHOLDERS'
                                         SHARES     DOLLARS    CAPITAL     EARNINGS        LOSS           EQUITY
                                       ----------   -------   ----------   --------   --------------   -------------
BALANCE, DECEMBER 31, 1999...........  28,018,783   $28,019    $63,182     $115,417      $(11,621)       $194,997
  Exercise of stock options..........     400,398       400      4,244                                      4,644
  Deferred compensation
     amortization....................                              (17)                                       (17)
  Comprehensive income:
     Net income for the six months
       ended June 30, 2000...........                                        18,722                        18,722
     Net change in unrealized
       depreciation on securities
       available for sale, net of
       deferred taxes of $1,123......                                                      (3,432)         (3,432)
                                                                                                         --------
  Total comprehensive income.........                                                                      15,290
                                       ----------   -------    -------     --------      --------        --------
BALANCE, JUNE 30, 2000...............  28,419,181   $28,419    $67,409     $134,139      $(15,053)       $214,914
                                       ==========   =======    =======     ========      ========        ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 SIX MONTHS
                                                               ENDED JUNE 30,
                                                         -------------------------
                                                            2000            1999
                                                         ---------       ---------
Cash flows from operating activities:
     Net income ......................................   $  18,722       $  10,576
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Provision for loan losses ...................       3,250           3,060
         Depreciation ................................       3,451           3,662
         Realized loss on securities available
           for sale, net .............................           2             149
         Amortization ................................         766           1,781
         Minority interest in net (loss) of
           consolidated subsidiary ...................        --               (19)
         Gain on sale of loans, net ..................         (88)           --
         Dividends on Federal Home Loan Bank stock ...        (482)           (219)
         Origination of loans held for sale and
           mortgage servicing rights .................     (32,649)        (55,336)
         Proceeds from sales of loans ................      22,846          46,547
         Increase in accrued interest receivable,
           prepaid expenses and other assets .........     (15,302)        (23,491)
         Increase in accrued interest payable and
           other liabilities .........................       4,749           3,474
         Other, net ..................................         (43)            (83)
                                                         ---------       ---------
               Net cash provided by (used in)
                 operating activities ................       5,222          (9,899)
                                                         ---------       ---------
Cash flows from investing activities:
     Proceeds from maturity of securities
       available for sale ............................       3,000          40,000
     Proceeds from maturity of securities
       held to maturity ..............................        --             2,212
     Principal paydowns of mortgage-backed
       securities available for sale .................      36,701          54,423
     Principal paydowns of mortgage-backed
       securities held to maturity ...................        --             7,315
     Proceeds from sale of securities available
       for sale ......................................         136         234,978
     Purchase of securities available for sale .......     (70,174)       (350,318)
     Purchase of Federal Reserve Bank stock ..........        (801)           --
     Net increase in loans receivable ................    (269,024)        (95,074)
     Purchase of premises and equipment ..............      (6,144)         (5,272)
     Other, net ......................................          41             380
                                                         ---------       ---------
               Net cash used in investing
                 activities ..........................    (306,265)       (111,356)
                                                         ---------       ---------
Cash flows from financing activities:
     Net increase (decrease) in
       noninterest-bearing demand deposits ...........      94,877          (7,492)
     Net increase in time deposits ...................     170,617          42,994
     Net increase (decrease) in other
       interest-bearing deposits .....................      60,264         (84,504)
     Net increase in securities sold under
       repurchase agreements .........................      17,836          26,420
     Net increase in other short-term
      borrowings .....................................      37,495         120,198
     Payments on long term borrowings ................          (3)            (76)
     Net proceeds from exercise of stock
       options .......................................       2,008             855
     Payment of dividends on common stock ............        --              (277)
     Payment of dividends to minority
       stockholders ..................................        --              (128)
                                                         ---------       ---------
               Net cash provided by
                 financing activities ................     383,094          97,990
                                                         ---------       ---------
Net increase (decrease) in cash and cash equivalents .      82,051         (23,265)
Cash and cash equivalents at beginning of period .....     169,227         187,493
                                                         ---------       ---------
Cash and cash equivalents at end of period ...........   $ 251,278       $ 164,228
                                                         =========       =========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the "Company") and its direct and indirect wholly-owned subsidiaries Southwest Holding Delaware, Inc. (the "Delaware Company"), Southwest Bank of Texas National Association (the "Bank"), and Mitchell Mortgage Company, LLC ("Mitchell"). These financial statements give retroactive effect to the merger of Fort Bend Holding Corp., ("Fort Bend") on April 1, 1999 in a transaction accounted for as a pooling of interests. All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 2000 and December 31, 1999, consolidated income for the three-month and six-month periods ended June 30, 2000 and 1999, consolidated cash flows for the six months ended June 30, 2000 and 1999 and the consolidated changes in shareholders' equity for the six months ended June 30, 2000. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999.

     PricewaterhouseCoopers LLP is not subject to the liability provisions of
Section 11 of the Securities Act of 1933 for their report on the unaudited financial information as of June 30, 2000 and for the three months and six months then ended, because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

2.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) consists of the following:

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                      ------------------    ------------------
                                       2000       1999       2000       1999
                                      -------    -------    -------    -------
Net income........................... $ 9,958    $ 3,861    $18,722    $10,576
Net change in unrealized
  appreciation/(depreciation) on
    securities available for sale,
    net of tax.......................   1,859     (7,073)    (3,432)    (9,098)
                                      -------    -------    -------    -------
          Total comprehensive
            income (loss)............ $11,817    $(3,212)   $15,290    $ 1,478
                                      =======    =======    =======    =======

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

3.  EARNINGS PER COMMON SHARE

     Earnings per common share is computed as follows:

                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                              JUNE 30,                   JUNE 30,
                                        --------------------       --------------------
                                         2000         1999          2000         1999
                                        -------      -------       -------      -------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income...........................   $ 9,958      $ 3,861       $18,722      $10,576
Minority interest in net income
  (loss) of Mitchell, net of tax.....       --            22           --           (13)
                                        -------      -------       -------      -------
Net income, adjusted.................   $ 9,958      $ 3,883       $18,722      $10,563
                                        =======      =======       =======      =======
Divided by average common shares and
  common share equivalents:
     Average common shares...........    28,326       27,574        28,202       27,519
     Average common shares issuable
       under the stock option plan...     1,007        1,078         1,017        1,032
     Average common shares issuable
       with the conversion of the
       minority interest of
       Mitchell......................       --           277           --           290
                                        -------      -------       -------      -------
Total average common shares and
  common share equivalents...........    29,333       28,929        29,219       28,841
                                        =======      =======       =======      =======
Basic earnings per common share......   $  0.35      $  0.14       $  0.66      $  0.38
                                        =======      =======       =======      =======
Diluted earnings per common share....   $  0.34      $  0.13       $  0.64      $  0.37
                                        =======      =======       =======      =======

4.  SUPPLEMENTAL NONCASH FINANCING ACTIVITIES

     During the six months ended June 30, 2000 and June 30, 1999, the Company reduced its federal current income tax liability by approximately $2.6 million and $591,000, respectively, and recorded a corresponding increase to additional paid-in capital representing the tax benefit related to the exercise of certain stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Southwest Bancorporation of Texas, Inc. (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," 'anticipate," 'intend,' "plan," 'believe," 'seek," 'estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: (a) the effects of future economic conditions on the Company and its customers;
(b) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (c) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (d) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and (e) the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

OVERVIEW

     On April 1, 1999, the Company and Fort Bend Holding Corp. ("Fort Bend") completed their previously announced merger, which was accounted for as a pooling of interests. The merger agreement provided for the exchange of 1.45 shares of the Company's Common Stock for each share of Fort Bend Common Stock, resulting in the issuance of approximately 4.6 million shares of Company Common Stock on a fully diluted basis. In connection with this merger, the Company incurred approximately $4.5 million in pretax merger-related expenses and other charges in the second quarter of 1999. The historical financial data has been restated to include the accounts and operations of Fort Bend for all periods presented.

     Total assets at June 30, 2000 and December 31, 1999 were $3.26 billion and $2.85 billion, respectively. Gross loans were $2.19 billion at June 30, 2000, an increase of $277.4 million or 14% from $1.91 billion at December 31, 1999. This growth was a result of a strong local economy, and the Company's style of relationship banking. Shareholders' equity was $214.9 million and $195.0 million at June 30, 2000 and December 31, 1999, respectively.

     For the six months ended June 30, 2000, net income was $18.7 million ($0.64 per diluted share) compared to $10.6 million ($0.37 per diluted share) for the same period in 1999, an increase of 77%. For the three months ended June 30, 2000, net income was $10.0 million ($0.34 per diluted share) compared to $3.9 million ($0.13 per diluted share) for the same period in 1999, an increase of 158%. Return on average assets and return on average common shareholders' equity for the three months ended June 30, 2000 was 1.32%, and 19.56%, respectively.

RESULTS OF OPERATIONS

  INTEREST INCOME

     Interest income for the three months ended June 30, 2000 was $59.1 million, an increase of $14.1 million, or 31% from the three months ended June 30, 1999. This increase in interest income is due to a $397.0 million increase in average earning assets to $2.77 billion for the three months ended June 30, 2000, a 17% increase from the same period last year. For the six months ended June 30, 2000, interest income was $113.2 million, a $25.1 million, or 28% increase from the same period a year ago. This increase in interest income is due to a $367.8 million increase in average earning assets to $2.70 billion for the six months ended June 30, 2000, a 16% increase from the same period last year.

     Interest income on loans increased $14.9 million to $47.9 million for the three months ended June 30, 2000. This was due to a $506.5 million increase in average loans outstanding during the same period. The average yield on loans was 9.20% for the three months ended June 30, 2000, an increase of 86 basis points when compared to the same period in 1999. Interest income on securities decreased to $10.7 million, a $809,000 decrease from the three month period ended June 30, 1999. This decrease was attributable to a $106.4 million decrease in average securities outstanding, down 14% when compared to the three months ended June 30, 1999. Partially offsetting the decrease in average balances was a 54 basis point increase in the average yield on securities to 6.73% for the three months ended June 30, 2000 when compared to the same period in 1999.

     For the six months ended June 30, 2000, interest income on loans increased 41% to $90.9 million, up from $64.6 million for the same period last year. This was due to a $467.7 million increase in average loans outstanding during the same period. The average yield on loans was 9.03% for the six months ended
June 30, 2000, an increase of 66 basis points when compared to the same period in 1999. Interest income on securities decreased to $21.4 million, a decrease of $943,000 or 4% from the six month period ended June 30, 1999. This decrease was attributable to a $81.2 million decrease in average securities outstanding, down 11% when compared to the six months ended June 30, 1999. This decrease was partially offset by an increase in the average yield on securities to 6.71% for the six months ended June 30, 2000 compared to 6.24% for the same period in 1999.

  INTEREST EXPENSE

     Interest expense on deposits and other borrowings was $26.6 million for the three months ended June 30, 2000, compared to $19.3 million for the same period in 1999. For the six months ended June 30, 2000, interest expense on deposits and other borrowings was $50.4 million compared to $37.7 million for the same period a year ago. The increase in interest expense was attributable to a $328.3 million and $302.3 million respective increase in average interest-bearing liabilities for the three- and six-month comparable periods. The average yield on interest bearing liabilities was 4.93% for the three months ended June 30, 2000, an increase of 72 basis points when compared to the same period in 1999. For the six months ended June 30, 2000, the average yield on interest bearing liabilities was 4.79%, an increase of 59 basis points when compared to the same period in 1999.

  NET INTEREST INCOME

     Net interest income was $32.5 million for the three months ended June 30, 2000, compared with $25.7 million for the same period in 1999, an increase of 27%. For the six months ended June 30, 2000, net interest income increased 25% from the same period in 1999 to $62.8 million. The increase in net interest income during the three- and six-months ended June 30, 2000 was largely due to growth in average interest-earning assets, primarily loans.

     The net interest margin was 4.68% for the three months ended June 30, 2000, compared with 4.34% in the second quarter of 1999. This increase resulted from an increase in the yield on earning assets of 98 basis points from 7.61% for the three months ended June 30, 1999 to 8.59% for the three months ended June 30, 2000. This increase in the yield on earning assets was partially offset by an increase in the cost of funds of 72 basis points, from 4.21% for the three months ended June 30, 1999, to 4.93% for the three months ended

June 30, 2000. The net interest margin was 4.64% for the six months ended
June 30, 2000, up from 4.37% for the first six months of 1999. This increase resulted from an increase in the yield on earning assets of 81 basis points from 7.63% for the six months ended June 30, 1999 to 8.44% for the six months ended June 30, 2000. This increase in the yield on earning assets was partially offset by an increase in the cost of funds of 59 basis points, from 4.20% for the six months ended June 30, 1999, to 4.79% for the six months ended June 30, 2000.

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

                                                  THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                    JUNE 30, 2000                      JUNE 30, 1999
                                           --------------------------------   --------------------------------
                                             AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                           OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                             BALANCE       PAID      RATE       BALANCE       PAID      RATE
                                           -----------   --------   -------   -----------   --------   -------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
     Loans..............................   $2,096,539    $47,940     9.20%    $1,590,012    $33,078     8.34%
     Securities.........................      641,801     10,740     6.73        748,156     11,549     6.19
     Federal funds sold and other.......       31,328        460     5.91         34,533        397     4.61
                                           ----------    -------     ----     ----------    -------     ----
          Total interest-earning
             assets.....................    2,769,668     59,140     8.59%     2,372,701     45,024     7.61%
                                                         -------     ----                   -------     ----
Less allowance for loan losses..........      (21,799)                           (16,892)
                                           ----------                         ----------
Total earning assets, net of
  allowance.............................    2,747,869                          2,355,809
Nonearning assets.......................      281,553                            222,755
                                           ----------                         ----------
          Total assets..................   $3,029,422                         $2,578,564
                                           ==========                         ==========
LIABILITIES AND SHAREHOLDERS" EQUITY
Interest-bearing liabilities:
     Money market and savings
       deposits.........................   $1,066,729     11,272     4.25%    $  831,157      7,266     3.51%
     Certificates of deposits...........      658,255      9,323     5.70        608,015      7,392     4.88
     Repurchase agreements and borrowed
       funds............................      445,226      6,036     5.45        402,751      4,682     4.66
                                           ----------    -------     ----     ----------    -------     ----
          Total interest-bearing
             liabilities................    2,170,210     26,631     4.93%     1,841,923     19,340     4.21%
                                                         -------     ----                   -------     ----
Noninterest-bearing liabilities:
     Noninterest-bearing demand
       deposits.........................      626,115                            528,153
     Other liabilities..................       28,231                             25,288
                                           ----------                         ----------
          Total liabilities.............    2,824,556                          2,395,364
Shareholders' equity....................      204,866                            183,200
                                           ----------                         ----------
          Total liabilities and
             shareholder's equity.......   $3,029,422                         $2,578,564
                                           ==========                         ==========
Net interest income.....................                  32,509                            $25,684
                                                         =======                            =======
Net interest spread.....................                             3.66%                              3.40%
                                                                     ====                               ====
Net interest margin.....................                             4.68%                              4.34%
                                                                     ====                               ====

                                                   SIX MONTHS ENDED                   SIX MONTHS ENDED
                                                    JUNE 30, 2000                      JUNE 30, 1999
                                           --------------------------------   --------------------------------
                                             AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                           OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                             BALANCE       PAID      RATE       BALANCE       PAID      RATE
                                           -----------   --------   -------   -----------   --------   -------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
     Loans..............................   $2,023,115    $90,880     9.03%    $1,555,442    $64,554     8.37%
     Securities.........................      642,647     21,442     6.71        723,897     22,385     6.24
     Federal funds sold and other.......       30,595        866     5.69         49,216      1,151     4.72
                                           ----------    -------     ----     ----------    -------     ----
          Total interest-earning
             assets.....................    2,696,357    113,188     8.44%     2,328,555     88,090     7.63%
                                                         -------     ----                   -------     ----
Less allowance for loan losses..........      (21,088)                           (16,333)
                                           ----------                         ----------
Total earning assets, net of
  allowance.............................    2,675,269                          2,312,222
Nonearning assets.......................      282,392                            209,139
                                           ----------                         ----------
          Total assets..................   $2,957,661                         $2,521,361
                                           ==========                         ==========
LIABILITIES AND SHAREHOLDERS" EQUITY
Interest-bearing liabilities:
     Money market and savings
       deposits.........................   $1,043,625     21,389     4.12%    $  846,503     14,825     3.53%
     Certificates of deposits...........      627,164     17,291     5.54        606,254     14,738     4.90
     Repurchase agreements and borrowed
       funds............................      441,425     11,676     5.32        357,154      8,124     4.59
                                           ----------    -------     ----     ----------    -------     ----
          Total interest-bearing
             liabilities................    2,112,214     50,356     4.79%     1,809,911     37,687     4.20%
                                                         -------     ----                   -------     ----
Noninterest-bearing liabilities:
     Noninterest-bearing demand
       deposits.........................      619,820                            522,005
     Other liabilities..................       25,794                             25,442
                                           ----------                         ----------
          Total liabilities.............    2,757,828                          2,357,358
Shareholders' equity....................      199,833                            164,003
                                           ----------                         ----------
          Total liabilities and
             shareholders' equity.......   $2,957,661                         $2,521,361
                                           ==========                         ==========
Net interest income.....................                 $62,832                            $50,403
                                                         =======                            =======
Net interest spread.....................                             3.65%                              3.43%
                                                                     ====                               ====
Net interest margin.....................                             4.64%                              4.37%
                                                                     ====                               ====

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances, the volatility of interest rates, and the change in number of days due to leap year. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated.

                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                    JUNE 30,                           JUNE 30,
                                           --------------------------      ---------------------------------
                                                 2000 VS. 1999                       2000 VS. 1999
                                           --------------------------      ---------------------------------
                                           INCREASE (DECREASE) DUE TO         INCREASE (DECREASE) DUE TO
                                           --------------------------      ---------------------------------
                                           VOLUME     RATE     TOTAL       VOLUME     RATE    DAYS    TOTAL
                                           -------   ------   -------      -------   ------   ----   -------
                                                                (DOLLARS IN THOUSANDS)

INTEREST-EARNING ASSETS:
Loans...................................   $10,418   $4,444   $14,862      $19,286   $6,683   $357   $26,326
Securities..............................    (1,669)     860      (809)      (2,581)   1,514    124      (943)
Federal funds sold and other............       (38)     101        63         (439)     148      6      (285)
                                           -------   ------   -------      -------   ------   ----   -------
     Total increase in interest
       income...........................     8,711    5,405    14,116       16,266    8,345    487    25,098
                                           -------   ------   -------      -------   ------   ----   -------
INTEREST-BEARING LIABILITIES:
Money market and savings deposits.......     2,037    1,969     4,006        3,421    3,061     82     6,564
Certificates of deposits................       589    1,342     1,931          470    2,002     81     2,553
Repurchase agreements and borrowed
  funds.................................       480      874     1,354        1,900    1,607     45     3,552
                                           -------   ------   -------      -------   ------   ----   -------
     Total increase in interest
       expense..........................     3,106    4,185     7,291        5,791    6,670    208    12,669
                                           -------   ------   -------      -------   ------   ----   -------
Increase in net interest income.........   $ 5,605   $1,220   $ 6,825      $10,475   $1,675   $279   $12,429
                                           =======   ======   =======      =======   ======   ====   =======

  PROVISION FOR LOAN LOSSES

     The provision for loan losses was $1.8 million for the three months ended June 30, 2000 as compared to $1.5 million for the three months ended June 30, 1999. The provision for loan losses was $3.3 million for the six months ended June 30, 2000 as compared to $3.1 million for the six months ended June 30, 1999. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company's loan loss allowance as its loan portfolio grows and diversifies. (See -- Financial Condition -- Loan Review and Allowance for Loan Losses.)

  NONINTEREST INCOME

     Noninterest income for the three months ended June 30, 2000 was $7.9 million, an increase of $1.5 million or 24% over the same period in 1999. Noninterest income for the six months ended June 30, 2000 was $15.5 million, an increase of 19%, from $13.1 million during the comparable period in 1999. The following table presents for the periods indicated the composition of noninterest income.

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                         -------------------         ---------------------
                                          2000         1999           2000          1999
                                         ------       ------         -------       -------
                                                      (DOLLARS IN THOUSANDS)
Service charges on deposit
  accounts...........................    $3,170       $2,490         $ 6,441       $ 5,128
Investment services..................     1,349        1,036           2,543         2,075
Factoring fee income.................       954          766           1,826         1,342
Loan fee income......................       933          924           1,856         1,787
Bank-owned life insurance income.....       393          343             849           626
Letters of credit fee income.........       249          163             471           355
Loss on sale of securities, net......        (3)        (242)             (2)         (149)
Other income.........................       833          871           1,535         1,911
                                         ------       ------         -------       -------
     Total noninterest income........    $7,878       $6,351         $15,519       $13,075
                                         ======       ======         =======       =======

     Service charges were $3.2 million for the three months ended June 30, 2000, compared to $2.5 million for the three months ended June 30, 1999, an increase of $680,000 or 27%. Service charges were $6.4 million for the six months ended June 30, 2000 compared to $5.1 million for the same period in 1999, an increase of $1.3 million, or 26%. The deposit accounts serviced increased to 87,788 at June 30, 2000 from 72,654 at June 30, 1999.

     For the three months ended June 30, 2000, investment services income grew to $1.3 million, an increase of 30% over the 1999 level. For the six months ended June 30, 2000, investment services income grew to $2.5 million or 23% from the $2.1 million level during the 1999 period. This increase is attributable to the expanding international and foreign exchange departments, as well as the continued strategic focus by the Company to increase its competitive position in providing investment services.

     For the three months ended June 30, 2000, factoring fee income was up $188,000, or 25%, and loan fee income was up $124,000, or 13%. Other non-interest income was decreased by a reduction in fee income from arbitrage activities, which contributed $131,000 in fees in the second quarter of 1999 versus zero for the second quarter of 2000.

     For the six months ended June 30, 2000, factoring fee income was up $484,000, or 36%. Other non-interest income was decreased by a reduction in fee income from arbitrage activities, which contributed $386,000 in fees in the six months ended June 30, 1999 versus zero for the same period in the current year. Additionally, other non-interest income declined primarily from a decrease in the gain on sale of loans of $244,000 from $332,000 for the six months ended June 30, 1999 to $88,000 for the six months ended June 30, 2000.

  NONINTEREST EXPENSES

     For the three months ended June 30, 2000, noninterest expenses totaled $23.5 million, a decrease of $297,000, or 1%, from $23.8 million during 1999. For the six months ended June 30, 2000, noninterest expenses totaled $46.6 million, an increase of $3.3 million, or 8%, from the same period in 1999. Included in noninterest expense for the three and six months ended June 30, 1999 is $4.5 million in merger-related expenses and other charges (including investment banking fees, other professional fees, and severance expense) in connection with the merger with Fort Bend.

     Salaries and employee benefits for the three months ended June 30, 2000 was $14.0 million, an increase of $2.3 million or 20% from the three months ended June 30, 1999. Salaries and employee benefits for the six months ended June 30, 2000 was $27.7 million, an increase of $4.1 million or 17% from the same period in 1999. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth. Total full-time employees at June 30, 2000 and 1999 were 1,010 and 889, respectively.

     Occupancy expense increased $412,000, or 14% to $3.4 million for the three months ended June 30, 2000. For the six months ended June 30, 2000, occupancy expense increased $872,000, or 15% from the same period a year ago to $6.8 million. Major categories within occupancy expense are building lease expense and maintenance contract expense. Building lease expense increased to $973,000 for the three months ended June 30, 2000 from $837,000 for the same period in 1999. For the six months ended June 30, 2000, building lease expense was $2.0 million, an increase of 20%, or $340,000 from $1.7 million for the first six months of 1999. This increase resulted from increasing the rentable square feet at the corporate office to accommodate the Company's growth. Maintenance contract expense for the three months ended June 30, 2000 was $532,000, a 46% or $168,000 increase from $364,000 for the same period last year. For the six months ended June 30, 2000, maintenance contract expense increased $323,000, or 50%, for the same period a year ago to $964,000. This increase was primarily due to new maintenance contracts purchased during the past year. The Company purchases maintenance contracts for major operating systems throughout the organization.

  INCOME TAXES

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officer salaries, less interest income from federal securities. For the three months ended June 30, 2000, the provision for income taxes was $5.2 million, an increase of $2.4 million or 84% from the $2.8 million provided for the same period in 1999. For the six months ended June 30, 2000, income tax expense was $9.8 million, an increase of $3.2 million or 49% from the $6.5 million provided for the same period in 1999.

FINANCIAL CONDITION

LOANS HELD FOR INVESTMENT

     Loans were $2.11 billion at June 30, 2000, an increase of $268 million or 15% from $1.84 billion at December 31, 1999.

     The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2000 and December 31, 1999:

                                                JUNE 30, 2000            DECEMBER 31, 1999
                                            ---------------------      ---------------------
                                              AMOUNT      PERCENT        AMOUNT      PERCENT
                                            ----------    -------      ----------    -------
                                                         (DOLLARS IN THOUSANDS)
Commercial and industrial real estate...    $  829,074     39.38%      $  721,229     39.27%
Real estate:
     Construction and land
       development......................       619,897     29.45          494,755     26.94
     1-4 family.........................       285,564     13.56          268,349     14.61
     Commercial owner occupied..........       196,574      9.34          185,679     10.11
     Farmland...........................         7,067      0.34           13,056      0.71
     Other..............................        28,348      1.35           20,447      1.10
Consumer................................       138,486      6.58          133,295      7.26
                                            ----------    ------       ----------    ------
Gross loans held for investment.........    $2,105,010     100.0%      $1,836,810     100.0%
                                            ==========    ======       ==========    ======

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

     The contractual maturity ranges of the commercial and industrial and real estate construction loan portfolio and the amount of such loans with fixed interest rates and floating rates in each maturity range as of June 30, 2000 are summarized in the following table:

                                                               JUNE 30, 2000
                                            ----------------------------------------------------
                                                         AFTER ONE
                                            ONE YEAR      THROUGH      AFTER FIVE
                                            OR LESS     FIVE YEARS        YEARS         TOTAL
                                            --------    -----------    -----------    ----------
                                                           (DOLLARS IN THOUSANDS)
Commercial and industrial...............    $550,058     $257,065        $21,951      $  829,074
Real estate construction and land
  development...........................     360,400      216,619         42,878         619,897
                                            --------     --------        -------      ----------
     Total..............................    $910,458     $473,684        $64,829      $1,448,971
                                            ========     ========        =======      ==========
Loans with a fixed interest rate........    $346,261     $177,644        $25,113      $  590,105
Loans with a floating interest rate.....     564,197      296,040         39,716         858,867
                                            --------     --------        -------      ----------
     Total..............................    $910,458     $473,684        $64,829      $1,448,971
                                            ========     ========        =======      ==========

LOANS HELD FOR SALE

     Loans held for sale of $86.3 million at June 30, 2000 increased from $77.0 million at December 31, 1999. These loans are typically sold to investors within one month of origination. Approximately $42 million of these loans were previously recorded as loans held for investment and reclassified after the merger of Fort Bend.

  LOAN REVIEW AND ALLOWANCE FOR LOAN LOSSES

     The Company's loan review procedures include a Credit Quality Assurance Process that begins with approval of lending policies and underwriting guidelines by the Board of Directors, an independent loan review department staffed with OCC experienced personnel, low individual lending limits for officers, Senior Loan Committee approval for large credit relationships and quality loan documentation procedures. The Company also maintains a well developed monitoring process for credit extensions in excess of $100,000. The Company performs monthly and quarterly concentration analyses based on various factors such as industries, collateral types, business lines, large credit sizes, international investments and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credits due to general economic conditions.

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

     Management believes that the allowance for loan losses at June 30, 2000 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at June 30, 2000.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                           SIX MONTHS        YEAR ENDED
                                              ENDED         DECEMBER 31,
                                          JUNE 30, 2000         1999
                                         ---------------    -------------
                                              (DOLLARS IN THOUSANDS)
Allowance for loan losses beginning
  of period..........................        $19,716           $14,980
Provision for loan losses............          3,250             6,060
Charge-offs..........................           (889)           (1,536)
Recoveries...........................            171               212
                                             -------           -------
Allowance for loan losses end of
  period.............................        $22,248           $19,716
                                             =======           =======
Allowance to period-end loans........           1.06%             1.07%
Net charge-offs to average loans.....           0.07%             0.08%
Allowance to period-end nonperforming
  loans..............................         844.97%           650.91%

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

                                             JUNE 30, 2000             DECEMBER 31, 1999
                                         ----------------------      ----------------------
                                                    PERCENT OF                  PERCENT OF
                                                     LOANS TO                    LOANS TO
                                         AMOUNT     TOTAL LOANS      AMOUNT     TOTAL LOANS
                                         -------    -----------      -------    -----------
                                                       (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
  applicable to:
     Commercial and industrial.......    $ 9,638       39.38%        $10,125       39.27%
Real estate:
     Construction and land
       development...................      5,436       29.45           4,054       26.94
     1-4 family residential..........      2,441       13.56           2,012       14.61
     Commercial owner occupied.......      1,676        9.34           1,364       10.11
     Farmland........................         45        0.34              89        0.71
     Other...........................      1,052        1.35             140        1.10
Consumer.............................      1,960        6.58           1,932        7.26
                                         -------       -----         -------       -----
          Total allowance for loan
            losses...................    $22,248       100.0%        $19,716       100.0%
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

     Nonperforming assets were $3.2 million at June 30, 2000 compared with $4.4 million at December 31, 1999. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.15% and 0.24% at June 30, 2000 and December 31, 1999, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                      JUNE 30,    DECEMBER 31,
                                                       2000           1999
                                                     ---------    ------------
                                                      (DOLLARS IN THOUSANDS)
Nonaccrual loans ...................................   $1,391        $2,388
Accruing loans 90 or more days past due ............    1,242           641
Other real estate and foreclosed property ..........      539         1,337
                                                       ------        ------
     Total nonperforming assets ....................   $3,172        $4,366
                                                       ======        ======
Nonperforming assets to total loans and
  other real estate ................................     0.15%         0.24%

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

     A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Company's impaired loans were approximately $3.8 million and $13.7 million at June 30, 2000 and December 31, 1999, respectively. The largest component of impaired loans had been a commercial energy related loan of approximately $10.8 million. This loan was not considered impaired at June 30, 2000 as a result of payments in accordance with terms for a period not less than twelve months. The average recorded investment in impaired loans during the six months ended June 30, 2000 and the year ended December 31, 1999 was $8.6 million and $13.9 million, respectively. The total required allowance for loan losses related to these loans was $0 for each reported period. Interest income on impaired loans of $198,000 and $415,000 was recognized for cash payments received during the six months ended June 30, 2000 and June 30, 1999, respectively.

     The Bank is not committed to lend additional funds to debtors whose loans have been modified.

  SECURITIES

     At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale at June 30, 2000. This allows the Company to manage its investment portfolio more effectively and to enhance the average yield on the portfolio.

     The amortized cost and approximate fair value of securities classified as held to maturity and available for sale is as follows:

                                                            JUNE 30, 2000
                                         ----------------------------------------------------
                                                           GROSS UNREALIZED
                                         AMORTIZED       ---------------------         FAIR
                                           COST           GAIN          LOSS          VALUE
                                         ---------       ------       --------       --------
                                                        (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
     U.S. Government securities......    $102,379        $   14       $ (2,022)      $100,371
     Mortgage-backed securities......     537,139           206        (20,770)       516,575
     Federal Reserve Bank stock......       2,807           --            --            2,807
     Federal Home Loan Bank stock....      16,168           --            --           16,168
     Other securities................      42,932            21            (10)        42,943
                                         --------        ------       --------       --------
          TOTAL SECURITIES AVAILABLE
             FOR SALE................    $701,425        $  241       $(22,802)      $678,864
                                         ========        ======       ========       ========

                                                          DECEMBER 31, 1999
                                         ----------------------------------------------------
                                                           GROSS UNREALIZED
                                         AMORTIZED       ---------------------         FAIR
                                           COST           GAIN          LOSS          VALUE
                                         ---------       ------       --------       --------
                                                        (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
     U.S. Government securities......    $ 78,527        $   35       $ (1,567)      $ 76,995
     Mortgage-backed securities......     560,471           356        (16,852)       543,975
     Federal Reserve Bank stock......       2,408           --            --            2,408
     Federal Home Loan Bank stock....      14,886           --            --           14,886
     Other securities................      14,253            22            --          14,275
                                         --------        ------       --------       --------
          TOTAL SECURITIES AVAILABLE
             FOR SALE................    $670,545        $  413       $(18,419)      $652,539
                                         ========        ======       ========       ========

     Securities totaled $678.9 million at June 30, 2000, an increase of $26.3 million from $652.5 million at December 31, 1999. The yield on the securities portfolio for the six months ended June 30, 2000 was 6.71% while the yield was 6.24% for the six months ended June 30, 1999.

     The Company has no mortgage-backed securities that have been issued by non-agency entities. Included in the Company's mortgage-backed securities at June 30, 2000 were $252.5 million in agency issued collateral mortgage obligations.

     At June 30, 2000, $479.3 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At June 30, 2000, approximately $28.3 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly were less susceptible to declines in value should interest rates increase.

     The following table summarizes the contractual maturity of investments (including securities, federal funds sold and interest-bearing deposits) and their weighted average yields at June 30, 2000. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of other comprehensive income.

                                                                     JUNE 30, 2000
                                -----------------------------------------------------------------------------------------
                                                     AFTER ONE         AFTER FIVE
                                                     YEAR BUT          YEARS BUT
                                      WITHIN          WITHIN             WITHIN            AFTER
                                     ONE YEAR       FIVE YEARS         TEN YEARS         TEN YEARS
                                ---------------  ----------------  ----------------  -----------------
                                AMORTIZED        AMORTIZED         AMORTIZED         AMORTIZED
                                  COST    YIELD    COST     YIELD    COST     YIELD    COST      YIELD    TOTAL     YIELD
                                --------- -----  ---------  -----  --------   -----  --------    -----   --------   -----
                                                                (DOLLARS IN THOUSANDS)
U.S. Government securities....  $  1,000   6.15%  $ 86,379   6.27% $  15,000   6.45% $     --      --%   $102,379   6.30%
Mortgage-backed securities....     2,242   5.22     16,106   6.77     39,529   6.46   479,262    6.56     537,139   6.55
Federal Reserve Bank stock....     2,807   6.00         --     --         --     --        --      --       2,807   6.00
Federal Home Loan Bank stock..    16,168   6.26         --     --         --     --        --      --      16,168   6.26
Other securities..............    29,119   6.38      2,587   7.07        606   6.99    10,620    7.52      42,932   6.71
Federal funds sold............    76,200   6.34         --     --         --     --        --      --      76,200   6.34
Interest-bearing deposits.....     4,619   7.80         --     --         --     --        --      --       4,619   7.80
                                --------   ----   --------   ----  ---------   ----  --------    ----    --------   ----
    Total investments.........  $132,155   6.36%  $105,072   6.37% $  55,135   6.46% $489,882    6.58%   $782,244   6.50%
                                ========   ====   ========   ====  =========   ====  ========    ====    ========   ====

  PREPAID EXPENSES AND OTHER ASSETS

     Total prepaid expenses and other assets were $100.9 million at June 30, 2000, an increase of $14.1 million from $86.8 million at December 31, 1999. Significant components within prepaid expenses and other assets include the cash value of bank owned life insurance of $27.3 million and accounts receivable purchased of $23.3 million.

  DEPOSITS

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market and time accounts. The Company relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. As of June 30, 2000, the Company had less than 6% of its deposits classified as brokered funds and does not anticipate any significant increase. Deposits provide the primary source of funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average non-interest bearing demand deposits to average total deposits for the periods ended June 30, 2000 and December 31, 1999, was 27% for both periods.

     The average daily balances and weighted average rates paid on deposits for the six months ended June 30, 2000 and the year ended December 31, 1999, are presented below:

                                             JUNE 30, 2000             DECEMBER 31, 1999
                                         ---------------------       ---------------------
                                           AVERAGE                     AVERAGE
                                         OUTSTANDING                 OUTSTANDING
                                           BALANCE        RATE         BALANCE        RATE
                                         -----------      ----       -----------      ----
                                                      (DOLLARS IN THOUSANDS)
NOW accounts.........................    $   19,452       0.82%      $   28,807       2.31%
Regular savings......................        37,782       2.49           36,201       2.44
Premium Yield........................       622,821       5.02          472,501       4.24
Money market savings.................       363,570       2.93          332,525       2.92
CD's less than $100,000..............       213,278       5.23          221,161       4.92
CD's $100,000 and over...............       359,875       5.73          345,060       4.97
IRA's, QRP's and other...............        54,011       5.54           43,201       5.43
                                         ----------       ----       ----------       ----
     Total interest-bearing
       deposits......................     1,670,789       4.66%       1,479,456       4.17%
                                                          ====                        ====
Noninterest-bearing deposits.........       619,820                     543,961
                                         ----------                  ----------
     Total deposits..................    $2,290,609                  $2,023,417
                                         ==========                  ==========

     The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

                                           JUNE 30, 2000       DECEMBER 31, 1999
                                         ------------------    -----------------
                                                 (DOLLARS IN THOUSANDS)
3 months or less..............................   $245,352             $177,432
Between 3 months and 6 months.................    123,255               68,476
Between 6 months and 1 year...................     93,964               67,388
Over 1 year...................................     29,714               23,678
                                                 --------             --------
     Total time deposits $100,000 and over....   $492,285             $336,974
                                                 ========             ========

  BORROWINGS

     Securities sold under repurchase agreements and other short-term borrowings, consisting of federal funds purchased and other bank borrowings, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                           JUNE 30,          DECEMBER 31,
                                             2000                1999
                                         -------------       ------------
                                              (DOLLARS IN THOUSANDS)
Securities sold under repurchase
  agreements:
     Average.........................      $207,954            $184,815
     Period-end......................       234,674             216,838
     Maximum month-end balance during
       period........................       234,674             216,838
Interest rate:
     Average.........................          4.48%               4.06%
     Period-end......................          4.90%               4.03%
Other short-term borrowings:
     Average.........................      $233,470            $189,929
     Period-end......................       285,841             248,346
     Maximum month-end balance during
       period........................       371,841             265,440
Interest rate:
     Average.........................          6.07%               5.33%
     Period-end......................          7.11%               5.23%

     Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

  LIQUIDITY AND CAPITAL RESOURCES

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the six months ended June 30, 2000, the Company's liquidity needs have primarily been met by growth in deposits.

     The Company's risk-based capital ratios including Leverage Capital, Tier 1 Risk-Based Capital and the Total Risk-Based Capital Ratio were 7.84%, 9.39% and 10.28%, respectively, at June 30, 2000.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on April 26, 2000.

     (b) The following Class I directors were elected for a three year term at the Annual Meeting: John B. Brock III, J. David Heaney, Andres Palandjoglou and Stanley D. Stearns, Jr. Additionally, Lane Ward was elected for a Class III director to fill a new position in that Class created by the Board of Directors in May 1999. The following Class II and III directors also continued in office after the Annual Meeting:
          John W. Johnson, Walter E. Johnson, Wilhelmina R. Morian, Ernest H. Cockrell, Paul B. Murphy, Jr., Adolph A. Pfeffer, Jr., and Michael T. Willis. A total of 23,528,917 votes were cast in favor of and 220,791 abstained from each director, except Mr. Ward. A total of 23,527,975 were cast in favor of and 221,733 abstained from the election of Lane Ward. No votes were cast against any of the Directors.

     (c) At the Annual Meeting the Company amended the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock issuable thereunder from 2,000,000 shares to 3,000,000 shares. A total of 21,799,050 votes were cast in favor of the amendment and 1,883,289 votes against the amendment and there were 67,369 votes abstaining.

     (d) At the Annual Meeting, the Company amended the Articles of Incorporation increasing the number of authorized shares of Common Stock from 50,000,000 to 75,000,000 shares. A total of 23,126,112 votes were cast in favor of the amendment and 561,783 votes against the amendment and there were 61,813 votes abstaining.

     (e) At the Annual Meeting, the Company also ratified the selection of PricewaterhouseCoopers LLP, as the Company's independent auditors for the year ending December 31, 2000. A total of 23,702,754 votes were cast in favor of such proposal with 23,004 votes being cast against the proposal and 23,950 votes abstaining from voting on the proposal.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

         *Exhibit 4.1  -- Loan Agreement (and form of $5,000,000 Promissory
          Note) dated June 30, 2000, between the Company and Bank of Oklahoma, N.A.

          Exhibit 10.1 -- Change in Control Agreement, dated as of January 1,
                          2000, between the Company and Paul B. Murphy, Jr.

          Exhibit 10.2 -- Form of Change in Control Agreement, dated as of
                           January 1, 2000, between the Company and each of Joseph H. Argue III, J. Nolan Bedford, David C. Farries, and Steve D. Stephens.

          Exhibit 15.1 -- Awareness Letter of PricewaterhouseCoopers LLP

          Exhibit 27  -- Financial Data Schedule

     (b)  Reports on Form 8-K

No report on Form 8-K was filed by the Company during the three months ended June 30, 2000.
------------

* This Exhibit is not filed herewith because it meets the exclusion set forth in (ss)601(b)(4)(iii) of Regulation S-K and the Company hereby agrees to furnish a copy thereof to the Commission upon request.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

       SIGNATURE                         TITLE                        DATE
       ---------                         -----                        ----
/s/ PAUL B. MURPHY, JR.       Chief Executive Officer            August 11, 2000
    Paul B. Murphy, JR.       and President
                              (Principal Executive Officer)

/s/ DAVID C. FARRIES          Executive Vice President,          August 11, 2000
    David C. Farries          Treasurer and Secretary
                              (Principal Financial Officer)

/s/ R. JOHN McWHORTER         Senior Vice President and          August 11, 2000
    R. John McWhorter         Controller (Principal
                              Accounting Officer)