Form 10-Q
period 2000-09-30
SOUTHWEST BANCORP OF TEXAS INC
filed 2000-11-13
CIK 1027258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000

[X]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number:   000-22007

Southwest Bancorporation of Texas, Inc.
(Exact Name of Registrant as Specified in its Charter)

Texas	76-0519693
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4400 Post Oak Parkway
Houston, Texas 77027
(Address of Principal Executive Offices, including zip code)

(713) 235-8800
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

There were 28,652,862 shares of the Registrant's Common Stock outstanding as of the close of business on November 13, 2000.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Report of Independent Accountants
2
Condensed Consolidated Balance Sheet as of September 30, 2000 and December 31, 1999 (unaudited)
3
Condensed Consolidated Statement of Income for the Three Months Ended September 30, 2000 and 1999, and for the Nine Months Ended September 30, 2000 and 1999 (unaudited)
4
Condensed Consolidated Statement of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2000 (unaudited)
5
Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 (unaudited)
6
Notes to Condensed Consolidated Financial Statements
7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings	23
Item 2. Changes in Securities and Use of Proceeds	23
Item 3. Default upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits and Reports on Form 8-K	23
Signatures	24

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Southwest Bancorporation of Texas, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiaries (the “Company”) as of September 30, 2000, the related condensed consolidated statement of income for the three- and nine-month periods ended September 30, 2000 and 1999, the condensed consolidated statement of changes in shareholders' equity for the nine-month period ended September 30, 2000 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, of changes in shareholders' equity, and of cash flows for the year then ended (not presented herein); and, in our report dated February 11, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects in relation to the consolidated financial statements from which it has been derived.

PricewaterhouseCoopers LLP

Houston, Texas
October 17, 2000

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)
(unaudited)

ASSETS

	September 30, 2000	December 31, 1999
Cash and due from banks	$139,936	$148,710
Federal funds sold and other cash equivalents	45,375	20,517

Total cash and cash equivalents	185,311	169,227
Securities — available for sale	648,138	652,539
Loans held for sale	95,515	77,047
Loans held for investment, net	2,158,825	1,817,094
Premises and equipment, net	37,721	31,912
Accrued interest receivable	23,029	17,546
Prepaid expenses and other assets	115,913	86,831

Total assets	$3,264,452	$2,852,196

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Demand — noninterest-bearing	$701,133	$605,997
Demand — interest-bearing	20,112	30,483
Money market accounts	1,023,609	906,762
Savings	40,104	35,904
Time, $100 and over	576,385	336,974
Other time	273,761	256,634

Total deposits	2,635,104	2,172,754
Securities sold under repurchase agreements	241,834	216,838
Other borrowings	125,841	248,346
Accrued interest payable	4,347	3,034
Other liabilities	25,782	16,227

Total liabilities	3,032,908	2,657,199

Commitments and contingencies
Shareholders' equity:
Common stock — $1 par value, 75,000,000 shares authorized and 28,635,969 issued and outstanding at September 30, 2000 and 50,000,000 shares authorized and 28,018,783 outstanding at December 31, 1999	28,636	28,019
Additional paid-in capital	70,130	63,182
Retained earnings	144,859	115,417
Accumulated other comprehensive loss	(12,081)	(11,621)

Total shareholders' equity	231,544	194,997

Total liabilities and shareholders' equity	$3,264,452	$2,852,196

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Interest income:
Loans	$52,757	$36,332	$143,638	$100,886
Securities	10,980	10,922	32,422	33,306
Federal funds sold and other	453	259	1,318	1,411

Total interest income	64,190	47,513	177,378	135,603
Interest expense on deposits and other borrowings	30,193	20,180	80,549	57,866

Net interest income	33,997	27,333	96,829	77,737
Provision for loan losses	1,750	1,500	5,000	4,560

Net interest income after provision for loan losses	32,247	25,833	91,829	73,177

Other income:
Service charges	3,231	2,620	9,672	7,748
Investment services	1,214	1,062	3,757	3,137
Other fee income	2,010	2,094	5,879	5,269
Other operating income	1,669	1,177	4,337	4,082
Gain (loss) on sale of securities, net	(3)	10	(5)	(139)

Total other income	8,121	6,963	23,640	20,097

Other expenses:
Salaries and employee benefits	14,866	12,488	42,583	36,197
Occupancy expense	3,687	3,356	10,530	9,327
Merger-related expenses	—	—	—	4,474
Other operating expenses	5,692	4,839	17,731	14,057

Total other expenses	24,245	20,683	70,844	64,055

Income before income taxes and minority interest	16,123	12,113	44,625	29,219
Provision for income taxes	5,404	4,305	15,183	10,854

Income before minority interest	10,719	7,808	29,442	18,365
Minority interest	—	—	—	(19)

Net income available for common shareholders	$10,719	$7,808	$29,442	$18,384

Earnings per common share:
Basic	$0.38	$0.28	$1.04	$0.66

Diluted	$0.36	$0.27	$1.00	$0.64

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except share amounts)
(unaudited)

	Common Stock
	Shares	Dollars	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE, DECEMBER 31, 1999	28,018,783	$28,019	$63,182	$115,417	$(11,621)	$194,997
Exercise of stock options	617,186	617	6,954			7,571
Deferred compensation amortization			(6)			(6)
Comprehensive income:
Net income for the nine months ended September 30, 2000				29,442		29,442
Net change in unrealized depreciation on securities available for sale, net of deferred taxes of $251					(460)	(460)

Total comprehensive income						28,982

BALANCE, SEPTEMBER 30, 2000	28,635,969	$28,636	$70,130	$144,859	$(12,081)	$231,544

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net income	$29,442	$18,384
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	5,000	4,560
Depreciation	5,252	5,217
Realized loss on securities available for sale, net	5	139
Amortization	1,392	2,797
Minority interest in net loss of consolidated subsidiary	—	(19)
Gain on sale of loans, net	(158)	(444)
Dividends on Federal Home Loan Bank stock	(751)	(416)
Origination of loans held for sale and mortgage servicing rights	(69,529)	(115,031)
Proceeds from sales of loans	45,246	62,848
Increase in accrued interest receivable, prepaid expenses and other assets	(29,983)	(23,393)
Increase in accrued interest payable and other liabilities	15,154	1,492
Other, net	—	80

Net cash provided by (used in) operating activities	1,070	(43,786)

Cash flows from investing activities:
Proceeds from maturity of securities available for sale	4,000	48,372
Principal paydowns of mortgage-backed securities available for sale	55,758	93,642
Proceeds from sale of securities available for sale	295,518	237,641
Purchase of securities available for sale	350,929	(351,024)
Net increase in loans receivable	(346,341)	(154,458)
Purchase of premises and equipment	(10,417)	(7,259)
Other, net	(696)	684

Net cash used in investing activities	(353,107)	(132,402)

Cash flows from financing activities:
Net increase in noninterest-bearing demand deposits	95,136	19,485
Net increase in time deposits	256,538	14,361
Net increase in other interest-bearing deposits	110,676	91,685
Net increase (decrease) in securities sold under repurchase agreements	24,996	(22,538)
Net (decrease) increase in other short-term borrowings	(118,737)	38,401
Payments on long term borrowings	(3,768)	(93)
Net proceeds from exercise of stock options	3,280	997
Payment of dividends to minority stockholders	—	(328)

Net cash provided by financing activities	368,121	141,970

Net increase (decrease) in cash and cash equivalents	16,084	(34,218)
Cash and cash equivalents at beginning of period	169,227	187,493

Cash and cash equivalents at end of period	$185,311	$153,275

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the “Company”) and its direct and indirect wholly-owned subsidiaries Southwest Holding Delaware, Inc. (the “ Delaware Company”), Southwest Bank of Texas National Association (the “Bank”), and Mitchell Mortgage Company, LLC (“Mitchell”). These financial statements give retroactive effect to the merger of Fort Bend Holding Corp., (“ Fort Bend”) on April 1, 1999 in a transaction accounted for as a pooling of interests. All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at September 30, 2000 and December 31, 1999, consolidated income for the three-month and nine-month periods ended September 30, 2000 and 1999, consolidated cash flows for the nine months ended September 30, 2000 and 1999 and the consolidated changes in shareholders' equity for the nine months ended September 30, 2000. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999.

PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information as of September 30, 2000 and for the three months and nine months then ended, because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

New Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a)  a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c)  a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all fiscal years beginning after June  15, 2000. The Company does not believe adoption of this pronouncement will materially effect the Company's consolidated financial position, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101). SAB No. 101, as amended, is required to be implemented in the fourth quarter of 2000 and is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

2.   Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net income	$10,719	$7,808	$29,442	$18,384
Net change in unrealized appreciation/ (depreciation) on securities available for sale, net of tax	2,973	(4,260)	(460)	(13,358)

Total comprehensive income	$13,692	$3,548	$28,982	$5,026

3.   Earnings per Common Share

Earnings per common share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(In thousands, except per share amounts)
Net income	$10,719	$7,808	$29,442	$18,384
Minority interest in net loss of Mitchell, net of tax	—	—	—	(19)

Net income, adjusted	$10,719	$7,808	$29,442	$18,365

Divided by average common shares and common share equivalents:
Average common shares	28,524	27,947	28,310	27,664
Average common shares issuable under the stock option plan	1,268	1,063	1,130	1,037
Average common shares issuable with the conversion of the minority interest of Mitchell	—	—	—	197

Total average common shares and common share equivalents	29,792	29,010	29,440	28,898

Basic earnings per common share	$0.38	$0.28	$1.04	$0.66

Diluted earnings per common share	$0.36	$0.27	$1.00	$0.64

4.   Supplemental Noncash Financing Activities

During the nine months ended September 30, 2000 and September 30, 1999, the Company reduced its federal current income tax liability by approximately $4.3 million and $706,000, respectively, and recorded a corresponding increase to additional paid-in capital representing the tax benefit related to the exercise of certain stock options.

5.   Subsequent Event

On October 17, 2000, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Citizens Bankers, Inc. (“Citizens”), whereby Citizens will merge into the Company. Citizens is the parent company of Citizens Bank and Trust of Baytown, Texas, Pasadena State Bank, Baytown State Bank and a majority owner of First National Bank of Bay City. In connection with the Merger Agreement, the Company has entered into a separate agreement to acquire all of the assets and liabilities of a related partnership that owns the office building currently used by Citizens and its lead bank. The transaction, which is subject to approval of the shareholders of Citizens and various regulatory authorities, provides for the issuance of between 4,000,000 and 4,300,000 shares of the Company's common stock for Citizens and its related partnership depending on the average price of the Company's common stock during the period of 15 trading days ending five business days preceding the closing date of the merger. The number of shares issued will be determined based on a measurement price of $130 million provided that the stock price is between $30.2326 and $32.50. An average price equal to or greater than $32.50 will result in the issuance of 4,000,000 shares and an average price equal to or less than $30.2326 will result in the issuance of 4,300,000 shares. An average price between $30.2326 and $32.50 will result the issuance of a number of shares equal to $130 million divided by the average share price.

As of September 30, 2000, Citizens had total assets of $425 million, loans of $131 million, and deposits of $374 million. The transaction is expected to be accounted for as a pooling of interests.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Southwest Bancorporation of Texas, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: (a) the effects of future economic conditions on the Company and its customers; (b)  governmental monetary and fiscal policies, as well as legislative and regulatory changes; (c) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (d) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and (e) the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Overview

Total assets at September 30, 2000 and December 31, 1999 were $3.26 billion and $2.85 billion, respectively. Gross loans were $2.28 billion at September 30, 2000, an increase of $364.4 million or 19% from $1.91 billion at December 31, 1999. This growth was a result of a strong local economy, and the Company's style of relationship banking. Shareholders' equity was $231.5 million and $195.0 million at September 30, 2000 and December 31, 1999, respectively.

For the nine months ended September 30, 2000, net income was $29.4 million ($1.00 per diluted share) compared to $18.4 million ($0.64 per diluted share) for the same period in 1999, an increase of 60%. For the three months ended September 30, 2000, net income was $10.7 million ($0.36 per diluted share) compared to $7.8 million ($0.27 per diluted share) for the same period in 1999, an increase of 37%. Return on average assets and return on average common shareholders' equity for the three months ended September 30, 2000 was 1.33%, and 19.23%, respectively.

Results of Operations

   Interest Income

Interest income for the three months ended September 30, 2000 was $64.2 million, an increase of $16.7 million, or 35% from the three months ended September 30, 1999. This increase in interest income is due to a $527.9 million increase in average earning assets to $2.93 billion for the three months ended September 30, 2000, a 22% increase from the same period last year. For the nine months ended

September 30, 2000, interest income was $177.4 million, a $41.8 million, or 31% increase from the same period a year ago. This increase in interest income is due to a $420.5 million increase in average earning assets to $2.77 billion for the nine months ended September 30, 2000, a 18% increase from the same period last year.

Interest income on loans increased $16.4 million to $52.8 million for the three months ended September 30, 2000. This was due to a $557.7 million increase in average loans outstanding during the same period. The average yield on loans was 9.36% for the three months ended September 30, 2000, an increase of 80 basis points when compared to the same period in 1999. Interest income on securities increased $58,000 from the three month period ended September  30, 1999. This increase was partially due to a $37.4 million decrease in average securities outstanding, down 5% when compared to the three months ended September  30, 1999. Partially offsetting the decrease in average balances was a 41 basis point increase in the average yield on securities to 6.66% for the three months ended September 30, 2000 when compared to the same period in 1999.

For the nine months ended September 30, 2000, interest income on loans increased 42% to $143.6 million, up from $100.9 million for the same period last year. This was due to a $496.8 million increase in average loans outstanding during the same period. The average yield on loans was 9.15% for the nine months ended September 30, 2000, an increase of 72 basis points when compared to the same period in 1999. Interest income on securities decreased to $32.4 million, a decrease of $884,000 or 3% from the nine month period ended September 30, 1999. This decrease was attributable to a $66.5 million decrease in average securities outstanding, down 9% when compared to the nine months ended September 30, 1999. This decrease was partially offset by an increase in the average yield on securities to 6.69% for the nine months ended September 30, 2000 compared to 6.24% for the same period in 1999.

   Interest Expense

Interest expense on deposits and other borrowings was $30.2 million for the three months ended September 30, 2000, compared to $20.2 million for the same period in 1999. For the nine months ended September 30, 2000, interest expense on deposits and other borrowings was $80.5 million compared to $57.9 million for the same period a year ago. The increase in interest expense was attributable to a $424.3 million and $343.4 million respective increase in average interest-bearing liabilities for the three- and nine-month comparable periods. The average yield on interest bearing liabilities was 5.25% for the three months ended September 30, 2000, an increase of 95 basis points when compared to the same period in 1999. For the nine months ended September 30, 2000, the average yield on interest bearing liabilities was 4.96%, an increase of 73 basis points when compared to the same period in 1999.

   Net Interest Income

Net interest income was $34.0 million for the three months ended September 30, 2000, compared with $27.3 million for the same period in 1999, an increase of 25%. For the nine months ended September 30, 2000, net interest income increased 25% from the same period in 1999 to $96.8 million. The increase in net interest income during the three- and nine-months ended September 30, 2000 was largely due to growth in average interest-earning assets, primarily loans.

The net interest margin was 4.59% for the three months ended September 30, 2000, compared with 4.50% in the second quarter of 1999. This increase resulted from an increase in the yield on earning assets of 87 basis points from 7.86% for the three months ended September 30, 1999 to 8.73% for the three months ended September 30, 2000. This increase in the yield on earning assets was partially offset by an increase in the cost of funds of 95 basis points, from 4.30% for the three months ended September 30, 1999, to 5.25% for the three months ended September 30, 2000. The net interest margin was 4.62% for the nine months ended September 30, 2000, up from 4.41% for the first nine months of 1999. This increase resulted from an increase in the yield on earning assets of 83 basis points from 7.71% for the nine months ended September 30, 1999 to 8.54% for the nine months ended September 30, 2000. This increase in the yield on earning assets was partially offset by an increase in the cost of funds of 73 basis points, from 4.23% for the nine months ended September 30, 1999, to 4.96% for the nine months ended September 30, 2000.

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

	Three Months Ended September 30, 2000			Three Months Ended September 30, 1999
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$2,242,027	$52,757	9.36%	$1,684,357	$36,332	8.56%
Securities	656,092	10,980	6.66	693,481	10,922	6.25
Federal funds sold and other	27,507	453	6.55	19,847	259	5.18

Total interest-earning assets	2,925,626	64,190	8.73%	2,397,685	47,513	7.86%

Less allowance for loan losses	(23,106)			(18,112)

Total earning assets, net of allowance	2,902,520			2,379,573
Nonearning assets	296,011			237,359

Total assets	$3,198,531			$2,616,932

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Money market and savings deposits	$1,067,468	11,739	4.37%	$837,307	7,541	3.57%
Certificates of deposits	807,275	12,402	6.11	618,792	7,752	4.97
Repurchase agreements and borrowed funds	412,603	6,052	5.84	406,942	4,887	4.76

Total interest-bearing liabilities	2,287,346	30,193	5.25%	1,863,041	20,180	4.30%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	658,142			547,276
Other liabilities	31,337			21,790

Total liabilities	2,976,825			2,432,107
Shareholders' equity	221,706			184,825

Total liabilities and shareholder's equity	$3,198,531			$2,616,932

Net interest income		$33,997			$27,333

Net interest spread			3.48%			3.56%

Net interest margin			4.59%			4.50%

	Nine Months Ended September 30, 2000			Nine Months Ended September 30, 1999
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$2,096,618	$143,638	9.15%	$1,599,825	$100,886	8.43%
Securities	647,161	32,422	6.69	713,647	33,306	6.24
Federal funds sold and other	29,558	1,318	5.96	39,320	1,411	4.80

Total interest-earning assets	2,773,337	177,378	8.54%	2,352,792	135,603	7.71%

Less allowance for loan losses	(21,766)			(16,933)

Total earning assets, net of allowance	2,751,571			2,335,859
Nonearning assets	287,075			218,199

Total assets	$3,038,646			$2,554,058

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Money market and savings deposits	$1,051,631	33,128	4.21%	$843,241	22,365	3.55%
Certificates of deposits	687,639	29,693	5.77	610,479	22,490	4.93
Repurchase agreements and borrowed funds	431,747	17,728	5.48	373,932	13,011	4.65

Total interest-bearing liabilities	2,171,017	80,549	4.96%	1,827,652	57,866	4.23%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	632,687			530,684
Other liabilities	27,764			24,212

Total liabilities	2,831,468			2,382,548
Shareholders' equity	207,178			171,510

Total liabilities and shareholders' equity	$3,038,646			$2,554,058

Net interest income		$96,829			$77,737

Net interest spread			3.58%			3.48%

Net interest margin			4.62%			4.41%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2000 vs. 1999			2000 vs. 1999
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Days	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$12,029	$4,396	$16,425	$31,482	$10,900	$370	$42,752
Securities	(589)	647	58	(3,114)	2,108	122	(884)
Federal funds sold and other	100	94	194	(351)	253	5	(93)

Total increase in interest income	11,540	5,137	16,677	28,017	13,261	497	41,775

Interest-bearing liabilities:
Money market and savings deposits	2,073	2,125	4,198	5,547	5,134	82	10,763
Certificates of deposits	2,361	2,289	4,650	2,853	4,268	82	7,203
Repurchase agreements and borrowed funds	68	1,097	1,165	2,019	2,650	48	4,717

Total increase in interest expense	4,502	5,511	10,013	10,419	12,052	212	22,683

Increase (decrease) in net interest income	$7,038	$(374)	$6,664	$17,598	$1,209	$285	$19,092

   Provision for Loan Losses

The provision for loan losses was $1.8 million for the three months ended September 30, 2000 as compared to $1.5 million for the three months ended September 30, 1999. The provision for loan losses was $5.0 million for the nine months ended September 30, 2000 as compared to $4.6 million for the nine months ended September 30, 1999. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company's loan loss allowance as its loan portfolio grows and diversifies. (See — Financial Condition — Loan Review and Allowance for Loan Losses.)

   Noninterest Income

Noninterest income for the three months ended September 30, 2000 was $8.1 million, an increase of $1.2 million or 17% over the same period in 1999. Noninterest income for the nine months ended September 30, 2000 was $23.6  million, an increase of 18%, from $20.1 million during the comparable period in 1999. The following table presents for the periods indicated the composition of noninterest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(Dollars in thousands)
Service charges on deposit accounts	$3,231	$2,620	$9,672	$7,748
Investment services	1,214	1,062	3,757	3,137
Factoring fee income	1,058	892	2,885	2,234
Loan fee income	739	966	2,311	2,444
Bank-owned life insurance income	405	365	1,254	991
Letters of credit fee income	213	236	683	591
Gain (loss) on sale of securities, net	(3)	10	(5)	(139)
Other income	1,264	812	3,083	3,091

Total noninterest income	$8,121	$6,963	$23,640	$20,097

Service charges were $3.2 million for the three months ended September 30, 2000, compared to $2.6 million for the three months ended September 30, 1999, an increase of $611,000 or 23%. Service charges were $9.7  million for the nine months ended September 30, 2000 compared to $7.7 million for the same period in 1999, an increase of $1.9 million, or 25%. The deposit accounts serviced increased to 91,572 at September 30, 2000 from 74,653 at September 30, 1999.

For the three months ended September 30, 2000, investment services income grew to $1.2 million, an increase of 14% over the 1999 level. For the nine months ended September 30, 2000, investment services income grew to $3.8 million or 20% from the $3.1 million level during the 1999 period. This increase is attributable to the expanding international and foreign exchange departments, as well as the continued strategic focus by the Company to increase its competitive position in providing investment services.

For the three months ended September 30, 2000, factoring fee income was up $166,000, or 19%. For the nine months ended September 30, 2000, factoring fee income was up $651,000, or 29%.

   Noninterest Expenses

For the three months ended September 30, 2000, noninterest expenses totaled $24.2 million, an increase of $3.6 million, or 17%, from $20.7 million during 1999. For the nine months ended September 30, 2000, noninterest expenses totaled $70.8 million, an increase of $6.8 million, or 11%, from the same period in 1999. Included in noninterest expense for nine months ended September 30, 1999 is $4.5 million in merger-related expenses and other charges (including investment banking fees, other professional fees, and severance expense) in connection with the merger with Fort Bend.

Salaries and employee benefits for the three months ended September 30, 2000 was $14.9 million, an increase of $2.4 million or 19% from the three months ended September 30, 1999. Salaries and employee benefits for the nine months ended September 30, 2000 was $42.6 million, an increase of $6.4 million or 18% from the same period in 1999. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth. Total full-time employees at September 30, 2000 and 1999 were 1,057 and 912, respectively.

Occupancy expense increased $331,000, or 10% to $3.7 million for the three months ended September 30, 2000. For the nine months ended September 30, 2000, occupancy expense increased $1.2 million, or 13% from the same period a year ago to $10.5 million. Major categories within occupancy expense are building lease expense and maintenance contract expense. Building lease expense increased to $1.1 million for the three months ended September 30, 2000 from $888,000 for the same period in 1999. For the nine months ended September 30, 2000, building lease expense was $3.1 million, an increase of 24%, or $600,000 from $2.5 million for the first nine months of 1999. This increase resulted from increasing the rentable square feet at the corporate office to accommodate the Company's growth. Maintenance contract expense for the three months ended September 30, 2000 was $548,000, a 44% or $167,000 increase from $381,000 for the same period last year. For the nine months ended September 30, 2000, maintenance contract expense increased $491,000, or 48%, for the same period a year ago to $1.5 million. This increase was primarily due to new maintenance contracts purchased for technology upgrades throughout the organization. The Company purchases maintenance contracts for major operating systems throughout the organization.

   Income Taxes

Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officer salaries, less interest income from federal securities. For the three months ended September 30, 2000, the provision for income taxes was $5.4 million, an increase of $1.1 million or 26% from the $4.3 million provided for the same period in 1999. For the nine months ended September 30, 2000, income tax expense was $15.2 million, an increase of $4.3 million or 39% from the $10.9 million provided for the same period in 1999.

Financial Condition

Loans Held for Investment

Loans were $2.18 billion at September 30, 2000, an increase of $346 million or 18% from $1.84 billion at December 31, 1999.

The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2000 and December 31, 1999:

	September 30, 2000		December 31, 1999
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial real estate	$853,285	39.09%	$721,229	39.27%
Real estate:
Construction and land development	635,572	29.12	494,755	26.94
1-4 family	303,167	13.89	268,349	14.61
Commercial owner occupied	216,107	9.90	185,679	10.11
Farmland	6,384	0.29	13,056	0.71
Other	31,710	1.45	20,447	1.10
Consumer	136,549	6.26	133,295	7.26

Gross loans held for investment	$2,182,774	100.0%	$1,836,810	100.0%

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

The contractual maturity ranges of the commercial and industrial and real estate construction loan portfolio and the amount of such loans with fixed interest rates and floating rates in each maturity range as of September 30, 2000 are summarized in the following table:

	September 30, 2000
	One Year Or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$568,972	$266,634	$17,679	$853,285
Real estate construction and land development	405,838	194,414	35,320	635,572

Total	$974,810	$461,048	$52,999	$1,488,857

Loans with a fixed interest rate	$346,260	$155,219	$13,949	$515,428
Loans with a floating interest rate	628,550	305,829	39,050	973,429

Total	$974,810	$461,048	$52,999	$1,488,857

Loans Held for Sale

Loans held for sale of $95.5 million at September 30, 2000 increased from $77.0 million at December 31, 1999. These loans are typically sold to investors within one month of origination. Approximately $42 million of these loans were previously recorded as loans held for investment and reclassified after the merger of Fort Bend.

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

Management believes that the allowance for loan losses at September 30, 2000 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at September 30, 2000.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Nine Months Ended September 30, 2000	Year Ended December 31, 1999
	(Dollars in thousands)
Allowance for loan losses beginning of period	$19,716	$14,980
Provision for loan losses	5,000	6,060
Charge-offs	(1,024)	(1,536)
Recoveries	257	212

Allowance for loan losses end of period	$23,949	$19,716

Allowance to period-end loans	1.10%	1.07%
Net charge-offs to average loans	0.05%	0.08%
Allowance to period-end nonperforming loans	537.70%	650.91%

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

	September 30, 2000		December 31, 1999
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$10,575	39.09%	$10,125	39.27%
Real estate:
Construction and land development	5,784	29.12	4,054	26.94
1-4 family residential	2,600	13.89	2,012	14.61
Commercial owner occupied	1,755	9.90	1,364	10.11
Farmland	42	0.29	89	0.71
Other	1,201	1.45	140	1.10
Consumer	1,992	6.26	1,932	7.26

Total allowance for loan losses	$23,949	100.0%	$19,716	100.0%

   Nonperforming Assets and Impaired Loans

The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. In some instances, the bank chooses to revise a loan's payment terms and classify the loan as troubled debt restructuring.

Nonperforming assets were $4.8 million at September 30, 2000 compared with $4.4 million at December 31, 1999. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.22% and 0.24% at September 30, 2000 and December 31, 1999, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2000	December 31, 1999
	(Dollars in thousands)
Nonaccrual loans	$2,770	$2,388
Accruing loans 90 or more days past due	1,684	641
Other real estate and foreclosed property	296	1,337

Total nonperforming assets	$4,750	$4,366

Nonperforming assets to total loans and other real estate	0.22%	0.24%

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

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the original contractual terms of the loan agreement. The Company's impaired loans were approximately

$9.0 million and $13.7 million at September 30, 2000 and December 31, 1999, respectively. At December 31, 1999, the largest component of imparied loans was a commercial energy related loan of approximately $10.8 million. This loan was not considered impaired at September 30, 2000 as a result of payments in accordance with terms for a period of at least twelve months. The largest component of impaired loans at September 30, 2000 is a commercial loan of approximately $5.4 million specializing in products and services for fluids handling. The average recorded investment in impaired loans during the nine months ended September 30, 2000 and the year ended December 31, 1999 was $8.7 million and $13.9 million, respectively. The total required allowance for loan losses related to these loans was $0 for each reported period. Interest income on impaired loans of $737,000 and $1.5 million was recognized for cash payments received during the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively.

   Securities

At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale at September 30, 2000. This allows the Company to manage its investment portfolio more effectively and to enhance the average yield on the portfolio.

The amortized cost and approximate fair value of securities classified as available for sale is as follows:

	September 30, 2000
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government securities	$101,405	$395	$(1,646)	$100,154
Mortgage-backed securities	518,082	310	(17,799)	500,593
Federal Reserve Bank stock	3,324	—	—	3,324
Federal Home Loan Bank stock	16,437	—	—	16,437
Other securities	27,607	31	(8)	27,630

Total securities available for sale	$666,855	$736	$(19,453)	$648,138

	December 31, 1999
		Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
	(Dollars in thousands)
Available for Sale
U.S. Government securities	$78,527	$35	$(1,567)	$76,995
Mortgage-backed securities	560,471	356	(16,852)	543,975
Federal Reserve Bank stock	2,408	—	—	2,408
Federal Home Loan Bank stock	14,886	—	—	14,886
Other securities	14,253	22	—	14,275

Total securities available for sale	$670,545	$413	$(18,419)	$652,539

Securities totaled $648.1 million at September 30, 2000, a decrease of $4.4 million from $652.5 million at December 31, 1999. The yield on the securities portfolio for the nine months ended September 30, 2000 was 6.69% while the yield was 6.24% for the nine months ended September 30, 1999.

The Company has no mortgage-backed securities that have been issued by non-agency entities. Included in the Company's mortgage-backed securities at September 30, 2000 were $243.3 million in agency issued collateral mortgage obligations.

At September 30, 2000, $463.1 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At September 30, 2000, approximately $43.8 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly were less susceptible to declines in value should interest rates increase.

The following table summarizes the contractual maturity of investments (including securities, federal funds sold and interest-bearing deposits) and their weighted average yields at September 30, 2000. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of other comprehensive income.

	September 30, 2000
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years
	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Total	Yield
	(Dollars in thousands)
U.S. Government securities	$945	6.59%	$100,460	6.27%	$—	—%	$—	—%	$101,405	6.28%
Mortgage-backed securities	3,520	5.56	17,149	6.90	34,352	6.44	463,061	6.48	518,082	6.48
Federal Reserve Bank stock	3,324	6.00	—	—	—	—	—	—	3,324	6.00
Federal Home Loan Bank stock	16,437	6.60	—	—	—	—	—	—	16,437	6.60
Other securities	16,208	6.26	175	8.03	606	7.00	10,618	7.53	27,607	6.78
Federal funds sold	42,528	6.61	—	—	—	—	—	—	42,528	6.61
Interest-bearing deposits	2,847	6.61	—	—	—	—	—	—	2,847	6.61

Total investments	$85,809	6.47%	$117,784	6.37%	$34,958	6.45%	$473,679	6.50%	$712,230	6.47%

   Prepaid Expenses and Other Assets

Total prepaid expenses and other assets were $115.9 million at September 30, 2000, an increase of $29.1 million from $86.8 million at December 31, 1999. Significant components within prepaid expenses and other assets include the cash value of bank owned life insurance of $27.7 million and accounts receivable purchased of $25.8 million.

   Deposits

The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market and time accounts. The Company relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits. As of September 30, 2000, the Company had less than 6% of its deposits classified as brokered funds and does not anticipate any significant increase. Deposits provide the primary source of funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

The Company's ratio of average non-interest bearing demand deposits to average total deposits for the periods ended September 30, 2000 and December 31, 1999, was 27% for both periods.

The average daily balances and weighted average rates paid on deposits for the nine months ended September 30, 2000 and the year ended December 31, 1999, are presented below:

	September 30, 2000		December 31, 1999
	Average Outstanding Balance	Rate	Average Outstanding Balance	Rate
	(Dollars in thousands)
NOW accounts	$19,977	0.87%	$28,807	2.31%
Regular savings	38,283	2.49	36,201	2.44
Premium Yield	632,057	5.13	472,501	4.24
Money market savings	361,314	2.96	332,525	2.92
CD's less than $100,000	218,297	5.35	221,161	4.92
CD's $100,000 and over	414,685	6.01	345,060	4.97
IRA's, QRP's and other	54,657	5.59	43,201	5.43

Total interest-bearing deposits	1,739,270	4.82%	1,479,456	4.17%

Noninterest-bearing deposits	632,687		543,961

Total deposits	$2,371,957		$2,023,417

The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

	September 30, 2000	December 31, 1999
	(Dollars in thousands)
3 months or less	$362,421	$177,432
Between 3 months and 6 months	88,265	68,476
Between 6 months and 1 year	89,501	67,388
Over 1 year	36,198	23,678

Total time deposits $100,000 and over	$576,385	$336,974

   Borrowings

Securities sold under repurchase agreements and other short-term borrowings, consisting of federal funds purchased and other bank borrowings, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

	September 30, 2000	December 31, 1999
	(Dollars in thousands)
Securities sold under repurchase agreements:
Average	$206,926	$184,815
Period-end	241,834	216,838
Maximum month-end balance during period	241,834	216,838
Interest rate:
Average	4.60%	4.06%
Period-end	4.89%	4.03%
Other short-term borrowings:
Average	$224,821	$189,929
Period-end	125,841	248,346
Maximum month-end balance during period	371,841	265,440
Interest rate:
Average	6.30%	5.33%
Period-end	6.68%	5.23%

Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

   Liquidity and Capital Resources

Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the nine months ended September 30, 2000, the Company's liquidity needs have primarily been met by growth in deposits.

The Company's risk-based capital ratios including Leverage Capital, Tier 1 Risk-Based Capital and the Total Risk-Based Capital Ratio were 7.82%, 9.55% and 10.48%, respectively, at September 30, 2000.

   Other Matters

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a)  a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c)  a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all fiscal years beginning after June  15, 2000. The Company does not believe adoption of this pronouncement will materially effect the Company's consolidated financial position, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101). SAB No. 101, as amended, is required to be implemented in the fourth quarter of 2000 and is not expected to be material.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 1999. See the Company's Annual Report on Form 10-K, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Liquidity.”

PART II — OTHER INFORMATION

ITEM 1.   Legal Proceedings

None.

ITEM 2.   Changes in Securities and Use of Proceeds

None.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

None.

ITEM 5.   Other Information

None.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits:

Exhibit 2.1 — Purchase Agreement, dated November 9, 2000, among the Company, Southwest Bank of Texas National Association, Citizens Bankers Limited Partnership and Baytown Land I, Ltd.

Exhibit 15.1 — Awareness Letter of PricewaterhouseCoopers LLP

Exhibit 27   — Financial Data Schedule

(b)   Reports on Form 8-K

No report on Form 8-K was filed by the Company during the three months ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PAUL B. MURPHY, JR. Paul B. Murphy, Jr.	Chief Executive Officer and President (Principal Executive Officer)	November 13, 2000
/s/ DAVID C. FARRIES David C. Farries	Executive Vice President, Treasurer and Secretary (Principal Financial Officer)	November 13, 2000
/s/ R. JOHN McWHORTER R. John McWhorter	Senior Vice President and Controller (Principal Accounting Officer)	November 13, 2000