Form 10-K
period 2000-12-31
SOUTHWEST BANCORP OF TEXAS INC
filed 2001-03-02
CIK 1027258

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

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            ------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                            ------------------------

    There were 32,767,562 shares of the Registrant's Common Stock outstanding as of the close of business on February 16, 2001. The aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $1.14 billion (based upon the closing price of $43.00 on February 16, 2001, as reported on the NASDAQ National Market System).

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement relating to the 2001 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2000, are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

    Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Southwest Bancorporation of Texas, Inc. (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: (a) the effects of future economic conditions on the Company and its customers;
(b) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (c) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (d) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and (e) the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities and technological changes are more difficult or expensive than anticipated. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

THE COMPANY

    GENERAL. The Company was incorporated as a business corporation under the laws of the State of Texas on March 28, 1996, for the purpose of serving as a bank holding company for Southwest Bank of Texas National Association (the "Bank"). The holding company formation was consummated and the Company acquired all of the outstanding shares of capital stock of the Bank as of the close of business on June 30, 1996. Based upon total assets as of December 31, 2000, the Company ranks as the largest independent bank holding company headquartered in the Houston metropolitan area. The Company's headquarters are located at 4400 Post Oak Parkway, Houston, Texas 77027, and its telephone number is (713) 235-8800.

    MERGERS AND ACQUISITIONS. On August 1, 1997, Pinemont Bank was merged with and into the Bank in exchange for approximately 3.3 million shares of Company Common Stock in a transaction accounted for as a pooling-of-interests. The acquisition of Pinemont Bank added $235 million in total assets and $219 million in total deposits to the Company's balance sheet and nine banking locations to the Company's operations.

    On April 1, 1999, Fort Bend Holding Corp. was merged with and into the Company and Fort Bend's subsidiary savings and loan association was merged with and into the Bank in exchange for approximately 4.1 million shares of Company Common Stock in a transaction accounted for as a pooling-of-interests. The acquisition of Fort Bend Holding Corp. added $316 million in total assets and $269 million in total deposits to the Company's balance sheet and seven banking locations to the Company's operations.

    Through the merger with Fort Bend, the Company acquired Fort Bend's 51% ownership interest in Mitchell Mortgage Company L.L.C. ("Mitchell"), a full service mortgage banking affiliate of The Woodlands Operating Company

L.P. ("Woodlands"). On June 17, 1999, the Company issued 307,323 shares of Company Common Stock to Woodlands in exchange for Woodlands' 49% ownership interest in Mitchell and Mitchell became a wholly-owned subsidiary of the Bank effective as of June 30, 1999. As a result, 100% of the accounts and operations of Mitchell after that date are included in the financial statements of the Company.

    On December 29, 2000, Citizens Bankers, Inc. was merged with and into the Company and the three wholly-owned subsidiary banks of Citizens Bankers, Inc. were merged with and into the Bank (and the assets and liabilities of a related partnership were acquired by the Bank) in exchange for approximately 4.0 million shares of Company Common Stock in a transaction accounted for as a pooling-of-interests. The acquisition of Citizens Bankers, Inc. added $436 million in total assets and $381 million in total deposits to the Company's balance sheet and seven banking locations to the Company's operations. See
"Item 5.-- Recent Sales of Unregistered Securities" for additional information on the Company's merger with Citizens Bankers, Inc.

    BUSINESS STRATEGY. The Company provides an array of sophisticated products typically found only in major regional banks. These services are provided to middle market businesses in the Houston metropolitan area through 33 full service banking facilities. Each banking office has seasoned management with significant lending experience who exercises substantial autonomy over credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized management approach, coupled with the continuity of service by the same staff members, enables the Company to develop long-term customer relationships, maintain high quality service and provide quick responses to customer needs. The Company believes that its emphasis on local relationship banking, together with its conservative approach to lending and resultant strong asset quality, are important factors in the success and the growth of the Company.

    The Company seeks credit risks of good quality within its target market that exhibit positive historical trends, stable cash flows and secondary sources of repayment from tangible collateral. The Company extends credit for the purpose of obtaining and continuing long term relationships. Lenders are provided with detailed underwriting policies for all types of credit risks accepted by the Company and must obtain appropriate approvals for credit extensions in excess of conservatively assigned individuals' lending limits. The Company also maintains strict documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered might be reduced.

    The Company has a three-part strategy for growth. First, the Company will continue to actively target the "middle market" and private banking customers in Houston for loan and deposit opportunities as it has successfully done for the past ten years. The "middle market" is generally characterized by privately owned companies having annual revenues ranging from $1 million to $500 million and borrowings ranging from $50,000 to $10 million, but primarily in the $150,000 to $5 million range. Typical middle market customers seek a relationship with a local independent bank that is sensitive to their needs and understands their business philosophy. These customers desire a long-term relationship with a decision-making loan officer who is responsive and experienced and has ready access to a bank's senior management. In implementing this part of its strategy, the Company continues to explore opportunities (i) to solidify its existing customer relationships and build new customer relationships by providing new services required by its middle market customers and (ii) to expand its base of services in the professional and executive market to meet the demands of that sector.

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

THE BANK

    The Bank provides a complete range of retail and commercial banking services that compete directly with major regional banks. Loans consist of commercial loans to middle market businesses, loans to individuals, commercial real estate loans, residential mortgages and construction loans. The Bank also originates and purchases residential and commercial mortgage loans to sell to investors with servicing rights retained. The Bank also promotes residential and commercial construction financing to builders and developers and acts as a broker in the origination of multi-family and commercial real estate loans. In addition, the Bank offers a broad array of fee income products including merchant card services, letters of credit, accounts receivable financing, customized cash management services, brokerage and mutual funds, trust and private banking activities.

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

    The Bank has a retail presence in 33 locations throughout the Houston metropolitan area. Such locations are emerging as an important source of bank funding and fee income. Retail products consist of both traditional deposit accounts such as checking, savings, money market accounts and certificates of deposit, and a wide array of consumer loan and electronic banking alternatives. The Bank is putting a strong emphasis on the cultivation of retail market opportunities and on its retail staff to help expand and deepen customer relationships.

    The Bank maintains a strong community orientation by, among other things, supporting active participation of all employees in local charitable, civic, school and church activities. Several banking offices also appoint selected customers to a business development board that assists in introducing prospective customers to the Bank and in developing or modifying products and services to better meet customer needs.

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

EMPLOYEES

    As of December 31, 2000, the Company had 1,313 full-time employees, 415 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time employees. The Company has also provided most of its employees with the benefit of Common Stock ownership through the Company's contributions to a 401(k) plan, in which 879 of its employees are currently participating. The Company considers its relations with its employees to be excellent.

SUPERVISION AND REGULATION

    The federal banking laws contain numerous provisions affecting various aspects of the business and operations of the Company and the Bank. The following description or references herein to applicable statutes and regulations, which are not intended to be complete descriptions of these provisions or their effects on the Company or the Bank, are brief summaries and are qualified in their entirety by reference to such statutes and regulations.

    THE BANK

    As a national banking association, the Bank is principally supervised, examined and regulated by the Office of the Comptroller of the Currency (the "OCC"). The OCC regularly examines such areas as capital adequacy, reserves, loan portfolio, investments and management practices. The Bank must also furnish quarterly and annual reports to the OCC, and the OCC may exercise cease and desist and other enforcement powers over the Bank if its actions represent unsafe or unsound practices or violations of law. Since the deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC"), the Bank is also subject to regulation and supervision by the FDIC. Because the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") regulates the Company, the Federal Reserve Board also has supervisory authority which affects the Bank.

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

    The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such loans can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the OCC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

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

    With certain exceptions, national banks will be prohibited from making capital distributions or paying management fees to a holding company if the payment of such distributions or fees will cause them to become undercapitalized. Furthermore, undercapitalized national banks will be required to file capital restoration plans with the OCC. Such a plan will not be accepted unless, among other things, the banking institution's holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy. Undercapitalized national banks also will be subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The OCC also may, among other things, require an undercapitalized national bank to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances, to divest itself of any subsidiary.

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

    As of December 31, 2000, the Bank met the capital requirements of a "well capitalized" institution.

    DIVIDENDS. There are certain statutory limitations on the payment of dividends by national banks. Without approval of the OCC, dividends may not be paid by the Bank in an amount in any calendar year which exceeds the Bank's total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus. In addition, a national bank may not pay dividends in excess of total retained profits, including current year's earnings after deducting bad debts in excess of reserves for losses. In some cases, the OCC may find a dividend payment that meets these statutory requirements to be an unsafe or unsound practice. Under FDICIA, the Bank cannot pay a dividend if it will cause the Bank to be undercapitalized.

    FDIC INSURANCE ASSESSMENTS

    Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depositary institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based system assigns an institution to one of three capital categories:
(i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on an evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.

    Under the final risk-based assessment system there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from zero basis points to 27 basis points. The supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend on the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

    Under FDICIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

    Under Section 501 of the Gramm-Leach-Bliley Act (see discussion below), the federal banking agencies are required to establish appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. The agencies have published a joint final rule which is effective
July 1, 2001. Among other matters, the rule requires each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information.

    Under the Gramm-Leach-Bliley Act, a financial institution must provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a consumer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution's ability to disclose nonpublic personal information about consumers to nonaffiliated third parties. In June 2000, the federal banking agencies issued a final rule, effective November 13, 2000, but compliance with which is optional until July 1, 2001. Under the rule, all banks must develop initial and annual privacy notices which describe in general terms the bank's information sharing practices. Banks that share nonpublic personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit, or transaction accounts to any nonaffiliated third party for use in marketing.

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

    GRAMM-LEACH-BLILEY ACT

    Traditionally, the activities of bank holding companies have been limited to the business of banking and activities closely related or incidental to banking. On November 12, 1999, however, the Gramm-Leach-Bliley Act was signed into law which permits bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become "financial holding companies" which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity. A bank holding company may become a financial holding company under the new statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company which does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act.

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

    Under the Gramm-Leach-Bliley Act, among the activities that will be deemed "financial in nature" for "financial holding companies" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, activities which the Federal Reserve Board determines to be closely related to banking, and certain merchant banking activities.

    In January 2001, the Federal Reserve Board and the Secretary of the Treasury promulgated final regulations governing the scope of permissible merchant banking investments which are those made under Section 4(k)(4)(H) of the Bank Holding Company Act, as amended by the Gramm-Leach-Bliley Act, which authorizes a financial holding company, directly or indirectly as principal or on behalf of one or more persons, to acquire or control any amount of shares, assets or ownership interests of a company or other entity that is engaged in any activity not otherwise authorized for the financial holding company under Section 4 of the Bank Holding Company Act. Under the regulation, the types of ownership that may be acquired include shares, assets or ownership interests of a company or other entity including debt or equity securities, warrants, options, partnership interests, trust certificates or other instruments representing an ownership interest in a company or entity whether voting or nonvoting. The merchant banking investments may be made by the financial holding company or any of its subsidiaries, other than a depository institution or subsidiary of a depository institution. Before acquiring or controlling a merchant banking investment, a financial holding company must either be or have a securities affiliate registered under the Securities Exchange Act of 1934 or a qualified insurance affiliate. The regulation places restrictions on the ability of a financial holding company to become involved in the routine management or operation of any of its portfolio companies. The regulation also provides that a financial holding company may own or control shares, assets and ownership interests pursuant to the merchant banking provisions only for such period of time as to enable the sale or disposition on a reasonable basis consistent with the financial viability of the financial holding company's merchant banking investment activities. Generally, the ownership period is limited to ten years. Special provisions are included in the regulation governing the investment by a financial holding company in private equity funds. Under the merchant banking regulation, a financial holding company may not, without Federal Reserve Board approval, have aggregate merchant banking investments exceeding 30 percent of the Tier 1 capital of the financial holding company; or after excluding interests in private equity funds, 20 percent of the Tier 1 capital of the financial holding company.

    The Federal Reserve Board and Secretary of Treasury have also requested public comment on the issue of whether to add the activities of real estate brokerage and real estate management to the list of permissible activities for financial holding companies and financial subsidiaries of national banks. The Company cannot predict whether the proposal will be adopted or the form any final rule might take.

    The Federal Reserve Board, the OCC, and the FDIC have proposed for comment a rule which would establish special minimum regulatory capital requirements for equity investments in non-financial companies. The proposed capital treatment would apply symmetrically to equity investments of banks and bank holding companies and would apply a series of marginal capital charges on covered equity investments that increase with the level of a banking organization's overall exposure to equity investments relative to the organization's Tier 1 Capital. This is the second proposal the agencies have made of this nature and the Company cannot predict what final form the regulation may take.

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

    IMPOSITION OF LIABILITY FOR UNDERCAPITALIZED SUBSIDIARIES. FDICIA requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan. Under FDICIA, the aggregate liability of all companies controlling an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The guarantee and limit on liability expire after the regulators notify the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. FDICIA grants greater powers to the bank regulators in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates. At December 31, 2000, the Bank met the requirements of a "well capitalized" institution and, therefore, these requirements presently do not apply to the Company.

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

ITEM 2.  PROPERTIES

FACILITIES

    The Company currently maintains 33 locations in the greater Houston area, fifteen of which are leased. The following table sets forth specific information on each branch, each of which offers full service banking. The Company's headquarters are located at 4400 Post Oak Parkway, in a 28-story office tower in the Galleria area in Houston, Texas.

                                                                                            BRANCH DEPOSITS AT
                 BRANCH                    SQ. FT.                 LOCATION                 DECEMBER 31, 2000
--------------------------------------------------------------------------------------------------------------
                                                                                              (IN THOUSANDS)
Galleria/Corporate(1)                      154,200    4400 Post Oak Parkway                 $    1,270,165
Northwest Crossing(1)                        9,355    Highway 290 at Tidwell                       291,680
Downtown-1100 Louisiana(1)                  11,546    1100 Louisiana                                93,455
12 Greenway Plaza(1)                         2,669    12 Greenway Plaza                             78,357
Medical Center(1)                            2,437    6602 Fannin                                   19,386
Memorial City(1)                             3,554    899 Frostwood                                 23,539
Downtown -- One Houston Center(1)            6,604    909 Fannin                                    38,243
Sugar Land                                   4,000    14965 Southwest Freeway                       51,962
Greenspoint                                  3,797    Sam Houston at Ronan Road                     27,690
3 Greenway Plaza(1)                          2,549    3 Greenway Plaza, Suite C118                   3,221
Hempstead                                   17,000    12130 Hempstead Highway                      123,172
Tanglewood                                   5,625    5791 Woodway                                  88,472
Pasadena                                     4,900    4207 Fairmont Parkway                         36,844
Memorial West(1)                             1,700    14803 Memorial                                 9,096
Spring                                       6,300    2000 Spring Cypress Road                      46,670
Bell Tower(1)                                4,500    1330 Wirt Road                                61,268
Kingwood                                     5,500    29805 Loop 494                                49,045
North Point                                  5,000    9191 North Loop East                          10,059
Porter(1)                                    2,450    23741 Highway 59, Suite 2                     10,280
Rosenberg                                   45,000    3400 Avenue H                                139,907
East Bernard                                 1,500    9212 Highway 60                               19,366
Needville                                    2,500    3328 School Street                            38,750
Bissonnet(1)                                 1,520    10881 Bissonnet                               15,927
Katy(1)                                      2,800    919 Avenue C                                  14,177
Missouri City(1)                             8,446    5819 Highway 6                                24,075
The Woodlands                               27,387    4576 Research Forest Drive                   128,109
Baytown                                     49,781    1300 Rollingbrook                            245,222
Garth Road(1)                                2,000    6900 Garth Road                                3,163
Lacy Drive                                   9,200    1308 Lacy Drive                               64,309
Fairmont Parkway                             3,200    1401 Fairmont Parkway                         13,459
Red Bluff                                    6,400    3901 Red Bluff                                25,079
South Shaver                                 2,750    2222 South Shaver                              6,780
Bay City                                    10,000    1700 Sixth Street                             22,943
--------------------------------------------------------------------------------------------------------------
                                                                                                $3,093,870
--------------------------------------------------------------------------------------------------------------

(1) Leased location.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings that arise in the normal course of business. In the opinion of management of the Company, after consultation with its legal counsel, such legal proceedings are not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of the Company's security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock began trading on the NASDAQ Stock Market on January 28, 1997, and is quoted in such Market under the symbol "SWBT". The Company's Common Stock was not publicly traded, nor was there an established market therefor, prior to January 28, 1997. On February 16, 2001, there were approximately 1,059 holders of record of the Company's Common Stock.

    No cash dividends have ever been paid by the Company on its Common Stock, and the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's principal source of funds to pay cash dividends on its Common Stock would be cash dividends from the Bank. There are certain statutory limitations on the payment of dividends by national banks. Without approval of the OCC, dividends in any calendar year may not exceed the Bank's total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus or to a fund for the retirement of any preferred stock. In addition, a dividend may not be paid in excess of a bank's cumulative net profits after deducting bad debts in excess of the allowance for loan losses. As of December 31, 2000, approximately $104.4 million was available for payment of dividends by the Bank to the Company under these restrictions without regulatory approval. See "Item 1.
Business -- Supervision and Regulation."

    The following table presents the range of high and low sale prices reported on the NASDAQ during the years ended December 31, 2000 and December 31, 1999.

                                                                 2000                                     1999
------------------------------------------------------------------------------------------------------------------------------------
                                               FOURTH      THIRD      SECOND     FIRST    FOURTH     THIRD      SECOND      FIRST
                                                QTR.       QTR.        QTR.       QTR.     QTR.       QTR.        QTR.       QTR.
------------------------------------------------------------------------------------------------------------------------------------
Common stock sale price:
    High                                     $ 45 5/8   $ 34 5/8    $ 21 11/16 $ 20 1/4   $20       $18 7/16    $18 5/8    $18 3/16
    Low                                        29 15/16   20 7/16     18 1/4     14 7/8    16 1/8    16 1/8      12 3/8     11 7/8

RECENT SALES OF UNREGISTERED SECURITIES

    On December 29, 2000, (i) Citizens Bankers, Inc., a Texas corporation ("Citizens") was merged with and into the Company pursuant to an Agreement and Plan of Merger dated October 16, 2000 (the "Merger Agreement"), between the Company and Citizens, and (ii) the Bank acquired all of the assets and liabilities of Citizens Bankers Limited Partnership, a Texas limited partnership ("CBLP") pursuant to a Purchase Agreement dated as of November 9, 2000 (the "Purchase Agreement") among the Company, the Bank, CBLP and Baytown Land I, Ltd. (The office building that houses Citizens and its principal subsidiary bank and certain unrelated tenants was the only significant asset of CBLP.) In addition, on that date (i) the three wholly-owned subsidiary banks of Citizens (Citizens Bank and Trust Company of Baytown, Texas, Baytown State Bank and Pasadena State
Bank) were merged into the Bank and their seven banking locations became branches of the Bank, and (ii) the 57.834% owned subsidiary bank of Citizens, First National Bank of Bay City, became a 57.834% owned subsidiary bank of the Company as a result of the merger.

    No underwriters were involved in the transaction; however, Keefe, Bruyette & Woods, Inc. acted as a financial advisor to Citizens and Legg Mason Wood Walker, Incorporated acted as a financial advisor to the Company.

    A total of approximately 4.0 million shares of Company Common Stock were issued to the shareholders of Citizens and the partners of CBLP in the combined transaction, which has been accounted for as a pooling-of-interests. As of December 31, 2000, Citizens had total assets of $436 million, net loans of $133 million, total deposits of $381 million and total shareholders' equity of $47 million.

    The shares of Company Common Stock issued pursuant to the Merger Agreement and the Purchase Agreement were issued in a transaction exempt from registration under the Securities Act of 1933 pursuant to Regulation D thereunder. Citizens and CBLP were closely held entities with over 77% of the equity interests being owned beneficially by members of two families. In accordance with Regulation D, the shares of Company Common Stock issued in the transaction were issued to 38 accredited investors and 23 non-accredited investors. Keefe, Bruyette & Woods, Inc. acted as the purchaser representative for the non-accredited investors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Annual Report, and the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data as of the end of and for each of the five years in the period ended December 31, 2000 are derived from the Company's Consolidated Financial Statements which have been audited by independent public accountants. Historical results have been restated to reflect the operations of Citizens Bankers, Inc. and Citizens Bankers Limited Partnership prior to December 29, 2000, the date on which they were merged into the Company in a transaction accounted for as a pooling of interests.

                                                                                 YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                               2000          1999          1998          1997          1996
-------------------------------------------------------------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
    Interest income                                         $  272,166    $  211,232    $  185,663    $  155,077    $  120,534
    Interest expense                                           121,662        88,219        80,080        67,110        52,605
-------------------------------------------------------------------------------------------------------------------------------
         Net interest income                                   150,504       123,013       105,583        87,967        67,929
    Provision for loan losses                                    7,053         6,474         4,261         4,242         2,482
-------------------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan
           losses                                              143,451       116,539       101,322        83,725        65,447
    Noninterest income                                          42,893        37,464        31,537        24,136        17,957
    Noninterest expenses                                       120,157       104,511        87,870        71,756        56,436
-------------------------------------------------------------------------------------------------------------------------------
         Income before taxes and minority interest              66,187        49,492        44,989        36,105        26,968
    Provision for income taxes                                  22,607        17,500        15,766        12,237         9,081
    Minority interest                                              119            29           205           373            58
-------------------------------------------------------------------------------------------------------------------------------
    Net income before preferred stock dividend                  43,461        31,963        29,018        23,495        17,829
    Preferred stock dividend                                      --            --            --              36           457
-------------------------------------------------------------------------------------------------------------------------------
    Net income available to common shareholders             $   43,461    $   31,963    $   29,018    $   23,459    $   17,372
-------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA:
    Basic earnings per common share(1)                      $     1.34    $     1.01    $     0.97    $     0.83    $     0.69
    Diluted earnings per common share(1)                    $     1.29    $     0.97    $     0.91    $     0.78    $     0.64
    Cash dividends per common share paid by
      Fort Bend and Citizens                                $     0.60    $     0.82    $     1.03    $     1.00    $     0.90
    Book value per share                                    $     9.12    $     7.28    $     6.90    $     6.00    $     5.03
    Average common shares (in thousands)                        32,397        31,743        29,794        28,332        25,167
    Average common share equivalents
      (in thousands)                                             1,232         1,200         2,947         3,080         3,304
PERFORMANCE RATIOS:
    Return on average assets                                      1.23%         1.06%         1.12%         1.10%         1.03%
    Return on average common equity                              17.00%        14.70%        15.10%        14.83%        14.69%
    Net interest margin                                           4.64%         4.44%         4.38%         4.46%         4.36%
    Efficiency ratio(3)                                          61.98%        65.07%        64.52%        64.28%        65.63%
BALANCE SHEET DATA(2):
    Total assets                                            $3,940,342    $3,271,188    $2,944,387    $2,490,822    $1,933,729
    Securities                                                 848,164       890,369       951,785       886,605       694,673
    Loans                                                    2,511,437     2,035,342     1,632,886     1,251,237       959,988
    Allowance for loan losses                                   28,150        22,436        17,532        14,385        11,488
    Total deposits                                           3,093,870     2,531,633     2,373,995     2,102,485     1,614,823
    Total shareholders' equity                                 298,125       233,076       216,575       173,297       126,795
CAPITAL RATIO:
    Average equity to average assets                              7.23%         7.23%         7.39%         7.42%         7.00%
ASSET QUALITY RATIOS(2):
    Nonperforming assets(4) to loans and
      other real estate                                           0.41%         0.31%         0.31%         0.50%         0.51%
    Net charge-offs to average loans                              0.06%         0.09%         0.08%         0.12%         0.17%
    Allowance for loan losses to total loans                      1.16%         1.15%         1.08%         1.16%         1.20%
    Allowance for loan losses to
      nonperforming loans(5)                                    297.82%       519.59%       441.39%       312.38%       391.68%

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

(3) Calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses).

(4) Nonperforming assets consist of nonperforming loans and other real estate owned.

(5) Nonperforming loans consist of nonaccrual loans, troubled debt restructurings and loans contractually past due 90 days or more.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and other detailed information appearing elsewhere in this Annual Report.

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

OVERVIEW

    On December 29, 2000, Southwest Bancorporation of Texas, Inc. (the "Company") and Citizens Bankers, Inc. ("Citizens") completed their merger, which was accounted for as a pooling of interests. The merger agreement provided for the exchange of 249.443 shares of the Company's Common Stock for each share of Citizens Stock, resulting in the issuance of approximately 3.9 million shares of Company Common Stock on a fully diluted basis. In connection with this merger, the Company incurred approximately $4.1 million in pretax merger-related expenses and other charges including investment banking fees, other professional fees and severance expenses (the "special charge").

    In a related transaction, the Company, Citizens Bankers Limited Partnership ("CBLP") and Baytown Land I, Ltd., the general partner of CBLP, entered into an agreement pursuant to which the Company acquired the assets and assumed the liabilities of CBLP. CBLP's primary assets and liabilities were the bank building located at 1300 Rollingbrook and the related debt to third parties. In connection with this agreement, the Company issued approximately 106,000 shares of the Company's Common Stock on a fully diluted basis. The historical financial data has been restated to include the accounts and operations of Citizens and CBLP for all periods presented.

    Total assets at December 31, 2000, 1999 and 1998 were $3.94 billion,
$3.27 billion, and $2.94 billion, respectively. This growth was a result of a strong local economy, the addition of new loan officers, aggressive marketing, and the Company's overall growth strategy. Loans were $2.51 billion at December 31, 2000, an increase of $476.1 million or 23% from $2.04 billion at the end of 1999, marking the third consecutive year that total loan growth exceeded $350 million. Loans were $1.63 billion at year end 1998. Deposits increased to $3.09 billion at year end 2000 from $2.53 billion at year end 1999 and $2.37 billion at year end 1998.

    Net income available for common shareholders was $43.5 million, $32.0 million, and $29.0 million and diluted earnings per common share was $1.29, $0.97, and $0.91 for the years ended 2000, 1999 and 1998, respectively. This increase in net income was primarily the result of strong loan growth, maintaining strong asset quality and expense control and resulted in returns on average assets ("ROA") of 1.23%, 1.06%, and 1.12% and returns on average common equity ("ROE") of 17.00%, 14.70%, and 15.10% for the years ended 2000, 1999 and 1998, respectively.

    Results for 2000 include the impact of the special charge taken in the fourth quarter. On an operating basis, excluding this special charge, the Company's net income was $46.9 million, resulting in an ROA of 1.33%, ROE of 18.34%, and an efficiency ratio of 60.00%. Results for 1999 include
$4.5 million of merger-related expenses and other charges. On an operating basis, excluding these charges, the Company's net income was $35.7 million, resulting in an ROA of 1.19%, ROE of 16.41%, and an efficiency ratio of 62.29%.

RESULTS OF OPERATIONS

    NET INTEREST INCOME

    Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company's earnings. In 2000, net interest income provided 77.8 % of the Company's net revenues, compared with 76.7% in 1999 and 77.0% in 1998. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

    2000 VERSUS 1999. Net interest margin increased 20 basis points in 2000 to 4.64%. The principal factor contributing to the increase was higher yielding earning assets partially offset by higher cost of funds resulting in slightly higher interest rate spreads.

    Net interest income was $150.5 million in 2000 compared to $123.0 million in 1999, an increase of $27.5 million or 22%. Growth in average earning assets was $472.7 million or 17% while yields increased 77 basis points to 8.39%. Yields increased throughout 2000 as the Bank's prime lending rate increased. The yield on earning assets during the fourth quarter was the highest for the year, resulting in increased yields on a weighted average basis.

    Net interest margin risk is typically related to a narrowing of the prime rate and cost of funds. The Company reduced this risk with a modestly asset sensitive balance sheet during 2000. On February 4, 2000 the Federal Reserve increased the federal funds rate and discount rate by 25 basis points. This was followed by two additional increases on March 23, 2000 and May 17, 2000 of 25 and 50 basis points, respectively. Due to the Bank's asset sensitivity, the net interest margin gradually increased during the second half of the year. This resulted in net interest margins of 4.64% and 4.44% and net interest spreads of 3.45% and 3.44% for 2000 and 1999, respectively.

    The increase in net interest income was due primarily to a $472.7 million or 17% increase in average earning assets. Average loans grew $518.5 million or 29% during 2000 while average securities decreased $45.1 million or 5% during the same period. The yield earned on average loans outstanding increased 71 basis points to 9.25% in 2000. Overall, the yield earned on average earning assets increased 77 basis points to 8.39% in 2000 compared to a 76 basis point increase in the rate paid on average interest-bearing liabilities.

    1999 VERSUS 1998. Net interest income totaled $123.0 million in 1999 compared to $105.6 million in 1998, an increase of $17.4 million or 16%. This resulted in net interest margins of 4.44% and 4.38% and net interest spreads of 3.44% and 3.28% for 1999 and 1998, respectively.

    The increase in net interest income was due primarily to a $360.7 million or 15% increase in average interest-earning assets. Average loans grew $352.8 million or 25% during 1999 while average securities grew $110.1 million or 13% during the same period. The increase in net interest income caused by this increase in average interest-earning assets was partially offset by an increase in average interest-bearing liabilities of $297.9 million or 16%. The yield earned on average interest-earning assets decreased eight basis points to 7.62% in 1999 compared to an overall decrease in the yield earned on average interest-bearing liabilities of 24 basis points to 4.18% for the period.

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

                                                             YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------
                                                       2000                               1999
----------------------------------------------------------------------------------------------------------
                                         AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                       OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                         BALANCE       PAID      RATE       BALANCE       PAID      RATE
----------------------------------------------------------------------------------------------------------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans                                $2,281,340    $210,990    9.25%    $1,762,826    $150,576    8.54%
  Securities                              909,512      57,755    6.35        954,593      58,007    6.08
  Federal funds sold and other             53,163       3,421    6.43         53,900       2,649    4.91
----------------------------------------------------------------------------------------------------------
Total interest-earning
        assets                          3,244,015     272,166    8.39%     2,771,319     211,232    7.62%
----------------------------------------------------------------------------------------------------------
Less allowance for loan
  losses                                  (25,326)                           (20,161)
----------------------------------------------------------------------------------------------------------
                                        3,218,689                          2,751,158
Noninterest-earning assets                315,444                            257,607
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                           $3,534,133                        $ 3,008,765
----------------------------------------------------------------------------------------------------------
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Money market and savings deposits    $1,217,866      50,375    4.14%    $1,008,980      34,766    3.45%
  Certificates of deposit                 829,047      48,313    5.83        718,037      35,383    4.93
  Repurchase agreements and borrowed
    funds                                 415,029      22,974    5.54        381,052      18,070    4.74
----------------------------------------------------------------------------------------------------------
Total interest-bearing
        liabilities                     2,461,942     121,662    4.94%     2,108,069      88,219    4.18%
----------------------------------------------------------------------------------------------------------
Noninterest-bearing
  liabilities:
  Noninterest-bearing demand deposits     774,111                            656,428
  Other liabilities                        42,487                             26,840
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                       3,278,540                          2,791,337
----------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY                      255,593                            217,428
----------------------------------------------------------------------------------------------------------
Total liabilities and
        shareholders' equity           $3,534,133                         $3,008,765
----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                  $150,504                           $123,013
----------------------------------------------------------------------------------------------------------
NET INTEREST SPREAD                                              3.45%                            %  3.44
----------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                              4.64%                            %  4.44
----------------------------------------------------------------------------------------------------------

                                           YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------
                                                      1998
-----------------------------------------------------------------------
                                         AVERAGE     INTEREST   AVERAGE
                                       OUTSTANDING   EARNED/    YIELD/
                                         BALANCE       PAID      RATE
-----------------------------------------------------------------------
                                             (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans                                $1,410,061    $125,847    8.92%
  Securities                              844,494      51,503    6.10
  Federal funds sold and other            156,024       8,313    5.33
-----------------------------------------------------------------------
Total interest-earning
        assets                          2,410,579     185,663    7.70%
-----------------------------------------------------------------------
Less allowance for loan
  losses                                  (15,825)
-----------------------------------------------------------------------
                                         2,39,754
Noninterest-earning assets                205,109
-----------------------------------------------------------------------
TOTAL ASSETS                           $2,599,863
-----------------------------------------------------------------------
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Money market and savings deposits    $  934,398      35,032    3.75%
  Certificates of deposit                 644,480      33,412    5.18
  Repurchase agreements and borrowed
    funds                                 231,287      11,636    5.03
-----------------------------------------------------------------------
Total interest-bearing
        liabilities                     1,810,165      80,080    4.42%
-----------------------------------------------------------------------
Noninterest-bearing
  liabilities:
  Noninterest-bearing demand deposits     573,708
  Other liabilities                        23,842
-----------------------------------------------------------------------
TOTAL LIABILITIES                       2,407,715
-----------------------------------------------------------------------
SHAREHOLDERS' EQUITY                      192,148
-----------------------------------------------------------------------
Total liabilities and
        shareholders' equity           $2,599,863
-----------------------------------------------------------------------
NET INTEREST INCOME                                   $105,583
-----------------------------------------------------------------------
NET INTEREST SPREAD                                              3.28%
-----------------------------------------------------------------------
NET INTEREST MARGIN                                              4.38%
-----------------------------------------------------------------------

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

                                                                     YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------
                                                2000 VS. 1999                               1999 vs. 1998
--------------------------------------------------------------------------------------------------------------------------
                                             INCREASE (DECREASE)                                Increase (Decrease)
                                                   DUE TO                                             Due to
--------------------------------------------------------------------------------------------------------------------------
                                       VOLUME        RATE        DAYS        TOTAL       VOLUME        RATE         TOTAL
--------------------------------------------------------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans                                  $43,932     $ 16,069      $413       $60,414      $31,435      $(6,706)     $24,729
Securities                              (3,939)       3,528       159          (252)       6,696         (192)       6,504
Federal funds sold and other               (36)         801         7           772       (5,438)        (226)      (5,664)
--------------------------------------------------------------------------------------------------------------------------
    Total increase
      (decrease) in interest income     39,957       20,398       579        60,934       32,693       (7,124)      25,569
--------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
Money market and savings deposits        7,162        8,352        95        15,609        2,780       (3,046)        (266)
Certificates of deposits                 5,430        7,403        97        12,930        3,780       (1,809)       1,971
Repurchase agreements and
  borrowed funds                         1,585        3,269        50         4,904        7,538       (1,104)       6,434
--------------------------------------------------------------------------------------------------------------------------
Total increase
      (decrease) in interest expense    14,177       19,024       242        33,443       14,098       (5,959)       8,139
--------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net
  interest income                      $25,780      $ 1,374      $337       $27,491      $18,595      $(1,165)     $17,430
==========================================================================================================================

   PROVISION FOR LOAN LOSSES

   The 2000 provision for loan losses was $7.1 million, an increase of $579,000 from 1999. The provision for the year ended 1999 was $6.5 million, an increase of $2.2 million from the year ended December 31, 1998. Net charge-offs during 2000 equaled $1.3 million, which when subtracted from the provision for loan losses of $7.1 million resulted in a net increase in the allowance for loan losses of $5.8 million. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company' loan loss allowance as its loan portfolio grows and diversifies. (See "-- Financial Condition -- Review and Allowance for Loan Losses."

   NONINTEREST INCOME

   Noninterest income grew to $42.9 million for the year ended December 31, 2000, an increase of $5.4 million or 14% from 1999. Noninterest income totaled $37.5 million in 1999, an increase of $5.9 million or 19% from 1998.

                                             YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------
                                          2000         1999         1998
--------------------------------------------------------------------------
                                              (DOLLARS IN THOUSANDS)
Service charges on deposit accounts      $20,765      $17,017      $13,020
Investment services                        6,017        4,868        4,173
Factoring fee income                       4,063        3,169        1,775
Loan fee income                            3,910        4,192        4,144
Bank-owned life insurance income           1,665        1,379          390
Letters of credit fee income                 947          829          627
Gain (loss) on sale of securities, net      (467)        (134)         933
Other income                               5,993        6,144        6,475
--------------------------------------------------------------------------
                                         $42,893      $37,464      $31,537
==========================================================================

   The largest component of noninterest income is service charges, which were $20.8 million for the year ended December 31, 2000, compared to $17.0 million for 1999 and $13.0 for 1998. These were increases of 22% and 31%, respectively for 2000 and 1999. Several factors contributed to this growth. First, during this three-year period the Company introduced several new products to their existing retail product line. Secondly, in August 1999, the Company initiated a deposit campaign encompassing all of their existing market areas and redesigned the consumer banking area which has experienced strong growth since its inception. Additionally, the number of deposit accounts grew from 116,197 at December 31, 1998 to 124,424 at December 31, 1999 and to 155,610 at December 31, 2000.

   Additional areas of increased growth included investment services and factoring fee income. Factoring fee income is derived from the purchase of accounts receivable. Gross accounts receivable purchased was $27.7 million at December 31, 2000, an increase of $9.2 million from $18.5 million at December 31, 1999. Investment services income grew to $6.0 million, or 24% from the 1999 period. During the past several years, the international department and the foreign exchange division have experienced strong growth, including the addition of several experienced calling officers and an increase in referrals from the Company's growing customer base. This addition adds to the high quality of personal service and responsiveness to customer needs. Secondly the Company introduced new services such as confirmation of letters of credit for a variety of countries and banks. The international department also has a registered broker for non-U.S. citizens which allows the Company to offer investment products in that market as well.

   NONINTEREST EXPENSES

   For the year ended December 31, 2000, noninterest expenses totaled $120.2 million, an increase of $15.7 million, or 15%, from $104.5 million during 1999, which had increased from $87.9 million during 1998. The increase in noninterest expenses during these periods was due primarily to salaries and employee benefits and occupancy expenses. The efficiency ratio was 61.98%, 65.07% and 64.52% for the years ended December 31, 2000, 1999 and 1998 respectively.

   Salaries and employee benefits expense was $67.1 million for the year ended December 31, 2000, an increase of $9.6 million or 17% from $57.5 million for the year ended December 31, 1999. Salaries and employee benefits expense for the year ended December 31, 1999 increased $6.6 million or 13% from the same period in 1998. This increase was due primarily to hiring of additional personnel required to accommodate the Company' growth. Total full-time equivalent employees for the years ended December 31, 2000, 1999 and 1998 were 1,313, 1,168, and 1,080, respectively.

   Occupancy expense rose $1.9 million to $18.0 million in 2000. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance contract expense. Building lease expense increased to $4.7 million in 2000 from $3.9 million in 1999, an increase of $735,000 or 19%. The Company continues to increase the rentable square feet of the Galleria corporate location to accommodate the increases in personnel. In addition, the Company leased 91,689 square feet for an operations center in downtown Houston. Depreciation expense increased $249,000 to $8.0 million for the year ended December 31, 2000. This increase was due primarily to depreciation on equipment provided to new employees and expense related to technology upgrades throughout the Company. Maintenance contract expense for the year ended December 31, 2000 was $2.5 million, an increase of $678,000 or 38% compared to $1.8 million in 1999 and $1.5 million in 1998 . The Company has purchased maintenance contracts for major operating systems throughout the organization.

   During 2000 and 1999, the Company recorded, on a pre-tax basis, approximately $4.1 million and $4.5 million, respectively in merger-related expenses and other charges including investment banking fees, other professional fees and severance expenses associated with the merger of Citizens in 2000 and Fort Bend in 1999.

   INCOME TAXES

   Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. In 2000 income tax expense was $22.6 million, an increase of $5.1 million or 29% from the $17.5 million of income tax expense in 1999 and an increase of $1.7 million or 11% from the $15.8 million of income tax expense in 1998.

   IMPACT OF INFLATION

   The effects of inflation on the local economy and on the Company' operating results have been relatively modest for the past several years. Since substantially all of the Company' assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company attempts to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See " Condition -- Rate Sensitivity and Liquidity" below.

FINANCIAL CONDITION

   LOANS HELD FOR INVESTMENT

   Loans held for investment were $2.43 billion at December 31, 2000, an increase of $467.2 million, or 24% from December 31, 1999. Loans were $1.96 billion at December 31, 1999, an increase of $340.7 million, or 21%, from $1.62 billion at December 31, 1998.

   During the past 5 years loans have grown at an annualized rate of 20%. This growth is consistent with the Company' strategy of targeting corporate "middle market" and private banking customers and providing innovative products with superior customer service. This plan also includes establishing new branches in areas that demographically complement existing or targeted customer base, pursuing selected mergers/acquisitions which will add new markets, delivery systems and talent to the Company and leveraging new or existing technology to improve the profitability of the Company and its customers.

   The following table summarizes the loan portfolio of the Company by major category as of the dates indicated:

                                                      YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
                             2000                    1999                   1998                   1997                  1996
-----------------------------------------------------------------------------------------------------------------------------------
                      AMOUNT     PERCENT      AMOUNT    PERCENT      AMOUNT    PERCENT      AMOUNT    PERCENT     AMOUNT    PERCENT
-----------------------------------------------------------------------------------------------------------------------------------
                                                       (DOLLARS IN THOUSANDS)
Commercial and
  industrial ....   $  954,912    39.37%   $  749,816    38.29%   $  667,918    41.29%   $  474,799    38.34%   $  347,193    36.27%
Real estate:
  Construction
    and land
    development .      641,128    26.43       500,547    25.57       299,220    18.50       179,769    14.52       122,491    12.79
  1-4 family
    residential .      335,934    13.85       290,057    14.81       273,387    16.90       257,892    20.83       219,792    22.96
  Commercial
    owner
    occupied ....      265,534    10.95       212,371    10.84       187,093    11.57       158,409    12.79       123,530    12.90
  Farmland ......        5,753     0.24        13,218     0.67         8,416     0.52         8,384     0.68         8,879     0.93
  Other .........       31,861     1.31        20,572     1.05        17,524     1.08        10,854     0.87         6,562     0.69
Consumer ........      190,376     7.85       171,714     8.77       164,018    10.14       148,210    11.97       128,881    13.46
-----------------------------------------------------------------------------------------------------------------------------------
  Loans held
    for
    investment      $2,425,498   100.00%   $1.958,295   100.00%   $1,617,576   100.00%   $1,238,317   100.00%   $  957,328   100.00%
===================================================================================================================================

   The primary lending focus of the Company is on small-and medium-sized commercial, construction and land development, residential mortgage and consumer loans. The Company offers a variety of commercial lending products including term loans, lines of credit and equipment financing. A broad range of short-to medium-term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

   Generally, the Company' commercial loans are underwritten in the Company' primary market area on the basis of the borrower' ability to service such debt from cash flow. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

   A substantial portion of the Company' real estate loans consists of loans collateralized by real estate and other assets of commercial customers. Additionally, a portion of the Company' lending activity consists of the origination of single-family residential mortgage loans collateralized by owner-occupied properties located in the Company' primary market area. The Company offers a variety of mortgage loan products which generally are amortized over five to 30 years.

   Loans collateralized by single-family residential real estate generally have been originated in amounts of no more than 90% of appraised value. The Company requires mortgage title insurance and hazard insurance in the amount of the loan. Although the contractual loan payment periods for single-family residential real estate loans are generally for a 15 to 30 year period, such loans often remain outstanding for significantly shorter periods than their contractual terms.

   The Company originates and purchases residential and commercial mortgage loans to sell to investors with servicing rights retained. The Company also provides residential and commercial construction financing to builders and developers and acts as a broker in the origination of multi-family and commercial real estate loans.

   Residential construction financing to builders generally has been originated in amounts of no more than 80% of appraised value. The Company requires a mortgage title binder and builder' risk insurance in the amount of the loan. The contractual loan payment periods for residential constructions loans are generally for a six to twelve month period.

   Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans
(collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan.

   The contractual maturity ranges of the commercial and industrial and real estate construction loan portfolio and the amount of such loans with fixed interest rates and floating rates in each maturity range as of December 31, 2000 are summarized in the following table:


                                                                  DECEMBER 31, 2000
--------------------------------------------------------------------------------------------------------
                                                                  AFTER ONE      AFTER
                                                   ONE YEAR        THROUGH       FIVE
                                                   OR LESS        FIVE YEARS     YEARS          TOTAL
--------------------------------------------------------------------------------------------------------
                                                         (DOLLARS IN THOUSANDS)
Commercial and industrial                        $  632,033     $  290,874      $ 32,005      $  954,912
Real estate construction and land development       399,978        210,417        30,733         641,128
--------------------------------------------------------------------------------------------------------
      Total                                      $1,032,011     $  501,291      $ 62,738      $1,596,040
--------------------------------------------------------------------------------------------------------
Loans with a fixed interest rate                 $  367,576       $165,711      $ 24,361      $  557,648
Loans with a floating interest rate                 664,435        335,580        38,377       1,038,392
--------------------------------------------------------------------------------------------------------
      Total                                      $1,032,011     $  501,291      $ 62,738      $1,596,040
--------------------------------------------------------------------------------------------------------

  LOANS HELD FOR SALE

    Loans held for sale of $85.9 million at December 31, 2000 increased from $77.0 million at December 31, 1999. These loans are typically sold to investors within one year of origination.

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

    The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Based on an evaluation of the loan portfolio, management presents a quarterly analysis of the allowance for loan losses to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers, among other things, growth in the loan portfolio, the diversification by industry of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security and the evaluation of its loan portfolio by the loan review function. Charge-offs occur when loans are deemed to be uncollectible.

    In order to determine the adequacy of the allowance for loan losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. Management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status. The Company then charges a provision for loan losses to operations determined on an annualized basis to maintain the allowance for loan losses at an adequate level determined according to the foregoing methodology.

    Management believes that the allowance for loan losses at December 31, 2000 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at December 31, 2000.

    The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                           YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------
                                                  2000         1999         1998          1997          1996
-------------------------------------------------------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning balance    $22,436      $17,532      $14,385      $ 11,488      $  9,662
Provision charged against operations              7,053        6,474        4,261         4,242         2,482
Charge-offs                                      (2,093)      (2,211)      (1,506)       (1,679)       (2,197)
Recoveries                                          754          641          374           334           806
Increase from acquisition                            --           --           --            --           735
Adjustment to conform reporting periods              --           --           18            --            --
-------------------------------------------------------------------------------------------------------------
Allowance for loan losses, ending
  balance                                       $28,150      $22,436      $17,532      $ 14,385      $ 11,488
=============================================================================================================
Allowance to period-end loans                      1.16%        1.15%        1.08%         1.16%         1.20%
Net charge-offs to average loans                   0.06%        0.09%        0.08%         0.12%         0.17%
Allowance to period-end nonperforming loans      297.82%      519.59%      441.39%       312.38%       391.68%

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

                                                                    DECEMBER 31,
-------------------------------------------------------------------------------------------------------------
                                                2000                    1999                    1998
-------------------------------------------------------------------------------------------------------------
                                                  PERCENT OF              PERCENT OF              PERCENT OF
                                                   LOANS TO                LOANS TO                LOANS TO
                                        AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS
-------------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
Balance of allowance for loan losses
  applicable to:
    Commercial and industrial           $12,219      39.37%     $10,793      38.29%     $ 8,219      41.29%
    Real estate:
         Construction and land
           development                    5,733      26.43        4,184      25.57        2,418      18.50
         1-4 family residential           3,294      13.85        2,498      14.81        2,424      16.90
         Commercial owner occupied        2,676      10.95        1,962      10.84        1,767      11.57
         Farmland                            40       0.24           93       0.67           66       0.52
         Other                            1,253       1.31          143       1.05          134       1.08
    Consumer                              2,935       7.85        2,763       8.77        2,504      10.14
-------------------------------------------------------------------------------------------------------------
Total allowance for loan losses         $28,150     100.00%     $22,436     100.00%     $17,532     100.00%
=============================================================================================================

                                                                            December 31,
---------------------------------------------------------------------------------------------------------
                                                                1997                      1996
---------------------------------------------------------------------------------------------------------
                                                                   Percent of                Percent of
                                                                    Loans to                  Loans to
                                                        Amount     Total Loans    Amount     Total Loans
---------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Balance of allowance for loan losses applicable to:
    Commercial and industrial                          $ 5,958       38.34%      $ 4,141       36.27%
    Real estate:
         Construction and land development               1,664       14.52         1,283       12.79
         1-4 family residential                          2,546       20.83         2,340       22.96
         Commercial owner occupied                       1,717       12.79         1,528       12.90
         Farmland                                           72        0.68            82        0.93
         Other                                              93        0.87            63        0.69
    Consumer                                             2,335       11.97         2,051       13.46
-------------------------------------------------------------------------------------------------------
Total allowance for loan losses                        $14,385      100.00%      $11,488      100.00%
=======================================================================================================

  NONPERFORMING ASSETS AND IMPAIRED LOANS

    The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days are placed on nonaccrual status, unless the loan is both well collateralized and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. The Company is sometimes required to revise a loan's interest rate or repayment terms in a troubled debt restructuring.

    Nonperforming assets were $9.9 million at December 31, 2000, compared with $6.2 million at December 31, 1999 and $5.1 million at December 31, 1998. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.41%, 0.31%, and 0.31% for the years ended 2000, 1999, and 1998, respectively. Nonaccrual loans, the largest component of nonperforming assets, were $8.3 million at December 31, 2000, an increase of $5.8 million from $2.5 million at December 31, 1999. This increase is primarily due to the addition of two loans -- a $5.1 million secured relationship which is expected to be a long term workout and a $1.1 million loan secured by three houses which are expected to be sold in the near term.

    The following table presents information regarding nonperforming assets as of the dates indicated:

                                                                DECEMBER 31,
----------------------------------------------------------------------------------------------------
                                          2000          1999         1998         1997         1996
----------------------------------------------------------------------------------------------------
                                                           (DOLLARS IN THOUSANDS)
Nonaccrual loans                         $ 8,345       $2,471       $2,369       $3,324       $2,214
Accruing loans 90 or more days past
  due                                      1,107        1,847        1,352          734          314
Restructured loans                            --           --          251          547          405
Other real estate and foreclosed
  property                                   454        1,840        1,099        1,651        1,991
----------------------------------------------------------------------------------------------------
    Total non-performing assets          $ 9,906       $6,158       $5,071       $6,256       $4,924
====================================================================================================
Nonperforming assets to total loans and
  other real estate                         0.41%        0.31%        0.31%        0.50%        0.51%

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

    A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Company's impaired loans were approximately
$10.8 million and $13.7 million at December 31, 2000 and 1999, respectively. At December 31, 1999, the largest component of impaired loans was a commercial energy related loan of approximately $10.8 million. This loan was not considered impaired at December 31, 2000 as a result of payments in accordance with terms for a period of at least twelve months. The decrease in the impaired loan balance associated with this loan was partially offset by the addition of two loans with a principal balance of $6.2 million included in nonaccrual loans and discussed above. The average recorded investment in impaired loans during 2000, 1999 and 1998 was $9.3 million, $13.9 million and $6.3 million, respectively. The total required allowance for loan losses related to these loans was $1.0 million for 2000 and $0 for 1999. Interest income on impaired loans of $1.1 million, $1.5 million and $415,000 was recognized for cash payments received in 2000, 1999 and 1998, respectively.

    The Bank is not committed to lend additional funds to debtors whose loans have been modified.

    SECURITIES

    At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities classified as held to maturity are stated at cost, increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method. Management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale at December 31, 2000. This allows the Company to manage its investment portfolio more effectively and to enhance the average yield on the portfolio.

    The amortized cost of securities classified as available for sale and held to maturity is as follows:

                                                               DECEMBER 31,
-------------------------------------------------------------------------------------------------
                                           2000        1999        1998        1997        1996
-------------------------------------------------------------------------------------------------
                                                          (DOLLARS IN THOUSANDS)
Available for sale:
    U.S. Government securities           $169,069    $134,001    $183,602    $201,300    $168,132
    Mortgage-backed securities            618,523     678,523     623,964     473,523     330,923
    Federal Reserve Bank stock              3,949       2,981       2,442       2,271       1,190
    Federal Home Loan Bank stock           17,972      16,051       8,775      40,813      42,603
    Other securities                       43,411      24,307      10,141      33,545      16,154
-------------------------------------------------------------------------------------------------
         Total securities available
           for sale                      $852,924    $855,863    $828,924    $751,452    $559,002
=================================================================================================
Held to maturity:
    U.S. Government securities           $     --    $ 12,761    $ 23,837    $ 26,247    $ 17,493
    Mortgage-backed securities                 --      29,164      80,528       7,818       2,795
    Other securities                           --      17,019      13,964     100,444     118,544
-------------------------------------------------------------------------------------------------
         TOTAL securities held to
             maturity                    $     --    $ 58,944    $118,329    $134,509    $138,832
=================================================================================================

   The following table presents the amortized cost of securities classified as held to maturity and available for sale and their approximate fair values as of the dates shown:

                                                     DECEMBER 31, 2000                      DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
                                                    GROSS UNREALIZED                           GROSS UNREALIZED
                                       AMORTIZED   -------------------   FAIR     AMORTIZED   -------------------     FAIR
                                         COST        GAIN       LOSS     VALUE      COST        GAIN       LOSS       VALUE
-----------------------------------------------------------------------------------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS)
Available for sale:
 U.S. Government
   securities                          $169,069    $1,080   $   (819)  $169,330   $134,001    $    35    $(3,499)  $ 130,537
 Mortgage-backed securities             618,523     2,088     (7,395)   613,216    678,523        470    (21,338)    657,655
 Federal Reserve Bank stock               3,949        --         --      3,949      2,981         --         --       2,981
 Federal Home Loan Bank stock            17,972        --         --     17,972     16,051         --         --      16,051
 Other securities                        43,411       335        (49)    43,697     24,307         77       (183)     24,201
-----------------------------------------------------------------------------------------------------------------------------
Total securities
     available for sale                $852,924    $3,503   $ (8,263)  $848,164   $855,863    $   582    $(25,020) $ 831,425
=============================================================================================================================
Held to maturity:
 U.S. Government securities            $     --    $   --   $     --   $     --   $ 12,761    $     1    $  (287)  $  12,475
 Mortgage-backed securities                  --        --         --         --     29,164          3       (612)     28,555
 Other securities                            --        --         --         --     17,019         28       (136)     16,911
-----------------------------------------------------------------------------------------------------------------------------
Total securities
     held to maturity                  $     --    $   --   $     --   $     --   $ 58,944    $    32    $(1,035)  $  57,941
=============================================================================================================================

                                                     DECEMBER 31, 1998
-------------------------------------------------------------------------------
                                                    GROSS UNREALIZED
                                       AMORTIZED   -------------------   FAIR
                                         COST        GAIN       LOSS     VALUE
-------------------------------------------------------------------------------
                                                 (DOLLARS IN THOUSANDS)
Available for sale:
 U.S. Government
   securities                          $183,602    $1,878    $   (25)  $185,455
 Mortgage-backed securities             623,964     5,294     (2,811)   626,447
 Federal Reserve Bank stock               2,442        --         --      2,442
 Federal Home Loan Bank stock             8,775        --         --      8,775
 Other securities                        10,141       219        (23)    10,337
-------------------------------------------------------------------------------
Total securities
     available for sale                $828,924    $7,391    $(2,859)  $833,456
===============================================================================
Held to maturity:
 U.S. Government securities            $ 23,837    $  102    $  (230)  $ 23,709
 Mortgage-backed securities              80,528       718       (298)    80,948
 Other securities                        13,964       258         --     14,222
-------------------------------------------------------------------------------
Total securities
     held to maturity                  $118,329    $1,078    $  (528)  $118,879
===============================================================================

   In connection with the Citizens merger, the Company transferred all of Citizens' held to maturity debt securities to the available for sale category in 2000. The amortized cost of these securities at the time of transfer was $55.8 million and the unrealized gain was $267,000 ($174,000 net of income taxes). In connection with the Fort Bend merger, the Company transferred all of Fort Bend's held to maturity debt securities to the available for sale category in 1999. The amortized cost of these securities at the time of transfer was $57.8 million and the unrealized gain was $80,000 ($52,000 net of income taxes). The Company does not intend to sell these securities in the near term.

   Securities totaled $848.2 million at December 31, 2000, a decrease of $42.2 million from $890.4 million at December 31, 1999. During 1999, securities decreased $61.4 million from $951.8 million at December 31, 1998. The yield on the securities portfolio for 2000 was 6.35% while the yield was 6.08% in 1999.

   The Company has no mortgage-backed securities that have been issued by non-agency entities. Included in the Company' mortgage-backed securities at December 31, 2000 were agency issued collateral mortgage obligations with a book value of $300.7 million and a fair market value of $296.6 million.

   At December 31, 2000, $427.2 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At December 31, 2000, approximately $104.4 million of the Company' mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly, were less susceptible to declines in value should interest rates increase.

   The following table summarizes the contractual maturity of investments and their weighted average yields at December 31, 2000. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a separate component of other comprehensive income.

                                                                   DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                              AFTER FIVE
                                                        AFTER ONE             YEARS BUT
                                    WITHIN           YEAR BUT WITHIN            WITHIN
                                   ONE YEAR             FIVE YEARS            TEN YEARS         AFTER TEN YEARS
------------------------------------------------------------------------------------------------------------------------------------
                              AMORTIZED             AMORTIZED             AMORTIZED            AMORTIZED
                                COST       YIELD      COST       YIELD      COST       YIELD     COST     YIELD     TOTAL     YIELD
------------------------------------------------------------------------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
U.S. Government securities   $  29,654     6.03%    $ 132,932     6.29%   $   6,483     6.11% $     --      -- %   $ 169,069  6.23%
Mortgage-backed securities       6,742     6.07        94,720     6.32       89,831     6.00    427,230    6.61      618,523  6.47
Federal Reserve Bank stock       3,949     6.00           --       --           --       --         --      --         3,949  6.00
Federal Home Loan Bank stock    17,972     6.70           --       --           --       --         --      --        17,972  6.70
Other securities                 5,793     5.30        20,564     6.13        6,437     4.97     10,617    7.53       43,411  6.19
Federal funds sold              76,527     6.47           --       --           --       --         --      --        76,527  6.47
Interest-bearing deposits        2,814     6.63           --       --           --       --         --      --         2,814  6.63
------------------------------------------------------------------------------------------------------------------------------------
      Total investments      $ 143,451     6.33%    $ 248,216     6.29%    $102,751     5.94%  $437,847    6.64%   $ 932,265  6.42%
====================================================================================================================================

   OTHER ASSETS

   Other assets were $117.8 million at December 31, 2000, an increase of $24.1 million from $93.7 million at December 31, 1999. This increase is primarily attributable to increases in factored receivables, increases in mortgage servicing rights and on the increase in the cash value of Bank-owned life insurance policies. Cash value of bank-owned life insurance policies was approximately $28.7 million at December 31, 2000 compared with a balance of $27.2 million at December 31, 1999. This increase resulted from interest earned on these policies.

   Factored receivables result from providing operating funds to businesses by converting their accounts receivable to cash. During 2000 factored receivables increased $9.0 million to $27.5 million. This increase was due to several factors including new officers hired and aggressive marketing, both internally and externally.

   Capitalized mortgage servicing rights were $12.3 million at December 31, 2000, an increase of $5.6 million from $6.7 million at December 31, 1999. This increase was due to Mitchell's purchase of $5.5 million of mortgage servicing rights during the year.

   DEPOSITS

   The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company' deposits consist of demand, savings, NOW accounts, money market and time accounts. The Company relies primarily on customer service, advertising, and competitive pricing policies to attract and retain these deposits. As of December 31, 2000, the Company had less than two percent of its deposits classified as brokered funds and does not anticipate any significant increase. Deposits provide the majority of the funding for the Company' lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

   The Company's ratio of average demand deposits to average total deposits for the years ended December 31, 2000, 1999, and 1998 was 29.50%, 30.47%, and
30.67%, respectively.

   Average total deposits during 2000 increased to $2.82 billion from $2.38 billion in 1999, an increase of $437.6 million or 18%. Average noninterest-bearing deposits increased to $774.1 million in 2000 from $656.4 million in 1999 due to an increase in the number of deposit accounts. Average deposits in 1999 rose to $2.38 billion from $2.15 billion in 1998, an increase of $230.9 million or 11%.

   The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 2000, 1999, and 1998 are presented below:

                                                            YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------
                                               2000                    1999                  1998
--------------------------------------------------------------------------------------------------------
                                          AMOUNT      RATE        AMOUNT      RATE      AMOUNT      RATE
--------------------------------------------------------------------------------------------------------
                                                             (DOLLARS IN THOUSANDS)

NOW accounts                            $   58,093    1.09%     $   69,859    1.63%   $   86,438    0.92%
Regular savings                             74,380    2.28          70,308    2.28        68,621    1.22
Premium yield                              659,979    5.25         471,523    4.25       414,841    5.59
Money market savings                       425,414    3.16         397,290    3.02       364,498    2.80
CD's less than $100,000                    289,183    5.32         284,767    4.73       254,151    3.91
CD's $100,000 and over                     464,470    6.17         370,513    5.04       316,184    6.43
IRA's, QRP's and other                      75,394    5.66          62,757    5.16        74,145    4.24
--------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits      2,046,913    4.82%      1,727,017    4.06%    1,578,878    4.34%
========================================================================================================
Non interest-bearing deposits              774,111                 656,428               573,708
--------------------------------------------------------------------------------------------------------
    Total deposits                      $2,821,024              $2,383,445            $2,152,586
========================================================================================================

    The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

                                                   DECEMBER 31,
-------------------------------------------------------------------------
                                           2000        1999        1998
-------------------------------------------------------------------------
                                              (DOLLARS IN THOUSANDS)
3 months or less                         $265,232    $186,970    $226,353
Between 3 months and 6 months             124,144      75,389      60,652
Between 6 months and 1 year                61,774      77,604      53,506
Over 1 year                                55,479      27,088      28,325
-------------------------------------------------------------------------
    Total time deposits $100,000 and
      over                               $506,629    $367,051    $368,836
=========================================================================

    BORROWINGS

    Securities sold under repurchase agreements and other borrowings, consisting of federal funds purchased and treasury, tax, and loan deposits, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:


                                                       DECEMBER 31,
------------------------------------------------------------------------
                                                  2000           1999
------------------------------------------------------------------------
                                                (DOLLARS IN THOUSANDS)
Securities sold under repurchase agreements:
    Average                                     $209,816       $184,358
    Period-end                                   211,800        216,838
    Maximum month-end balance during period      241,834        216,838
Interest Rate:
    Average                                         4.69%          4.06%
    Period-end                                      4.89%          4.03%
Other borrowings:
    Average                                     $205,213       $196,694
    Period-end                                   305,961        267,140
    Maximum month-end balance during period      380,121        284,455
Interest rate:
    Average                                         6.39%          5.39%
    Period-end                                      6.83%          5.27%


    Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

    INTEREST RATE SENSITIVITY AND LIQUIDITY

    Asset and liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is the objective of the Company to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, management's strategy is to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Company adjusts its interest sensitivity during the year through changes in the mix of assets and liabilities and may use interest rate products such as interest rate swap and cap agreements. The Company did not utilize derivative financial instruments to manage interest rate risk during the years ended December 31, 2000 and 1999. The Company's asset and liability management strategy is formulated and monitored by the Asset Liability Committee, which is composed of senior officers of the Bank and three outside directors, in accordance with policies approved by the Bank's Board of Directors. This Committee meets regularly to review, among other things, the sensitivity of the Bank's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The Asset Liability Committee also approves and establishes pricing and funding decisions with respect to the Bank's overall asset and liability composition. The Committee reviews the Bank's liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, retail and institutional deposit activity, current market conditions, and interest rates on both a local and national level.

    To effectively measure and manage interest rate risk, the Company uses simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

    The following table presents an analysis of the sensitivity inherent in the Company's net interest income and market value of portfolio equity. The interest rate scenarios presented in the table include interest rates at December 31, 2000 and 1999 and as adjusted by instantaneous rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value sensitivity analysis presented includes assumptions that (i) the composition of the Company's interest sensitive assets and liabilities existing at year end will remain constant over the twelve month measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.

                                                        CHANGES IN INTEREST RATES
------------------------------------------------------------------------------------------------
                                           -200         -100         0         +100        +200
------------------------------------------------------------------------------------------------
Impact on net interest income:
    December 31, 2000                      -9.84%       -4.11%      0.00%       2.79%       6.54%
    December 31, 1999                      -7.12%       -2.54%      0.00%       2.88%       5.66%
Impact on market value of portfolio
equity:
    December 31, 2000                      -3.93%       -0.48%      0.00%      -1.68%      -3.94%
    December 31, 1999                      -0.59%        1.29%      0.00%      -1.80%      -3.41%

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

    The Company's one-year cumulative GAP position at December 31, 2000 was positive $109.9 million or 2.77% of assets. This is a one-day position that is continually changing and is not indicative of the Company's position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.

    The following table sets forth an interest rate sensitivity analysis for the Company as of December 31, 2000:

                                                                        ONE TO          AFTER
                                         0-90 DAYS     91-360 DAYS    THREE YEARS    THREE YEARS      TOTAL
--------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Money market funds                   $    2,272     $      --      $     --       $     --      $    2,272
    Securities                              153,907       171,762       301,687        270,470         897,826
    Loans                                 1,656,744       249,997       341,529        225,087       2,473,357
    Overdrafts                                8,439            --            --             --           8,439
    Federal funds sold                       50,985            --            --             --          50,985
--------------------------------------------------------------------------------------------------------------
         Total interest-earning
           assets                         1,872,347       421,759       643,216        495,557       3,432,879
--------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
    Demand, money market and savings
      deposits                              501,608       437,402       423,111         26,922       1,389,043
    Certificates of deposit and other
      time deposits                         351,547       364,792       181,886         27,743         925,968
    Short-term borrowings                   528,780            38           108          3,253         532,179
    Long-term borrowings                         --            --            --             --              --
--------------------------------------------------------------------------------------------------------------
         Total interest-bearing
           liabilities                    1,381,935       802,232       605,105         57,918       2,847,190
--------------------------------------------------------------------------------------------------------------
Period GAP                               $  490,412     $(380,473)     $ 38,111       $437,639      $  585,689
==============================================================================================================
Cumulative GAP                           $  490,412     $ 109,939      $148,050       $585,689
==============================================================================================================
Period GAP to total assets                    12.36%        -9.59%         0.96%         11.03%
Cumulative GAP to total assets                12.36%         2.77%         3.73%         14.76%

     Since December 31, 2000, market interest rates have declined as a result of the Federal Reserve's 100 basis point reduction in the prime rate. This decline in interest rates has adversely impacted the Company's net interest margin in 2001 as a result of its short term position GAP. While additional reductions in interest rates may be expected, the Company believes that its ability to manage its interest rate sensitivity will minimize the potential adverse impact on net interest income for the year 2001. For information on the Company's results of operations for the month of January 2001, see "Item 8 -- Financial Statements and Supplementary Data" on pages 33-34.

    Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the year ended December 31, 2000, the Company's liquidity needs have primarily been met by growth in core deposits, and increases in short-term borrowings, primarily from the Federal Home Loan Bank. The cash and federal funds sold position, supplemented by amortizing securities and loan portfolios, have generally created an adequate liquidity position and are expected to do so in 2001.

    Subject to certain limitations, the Bank may borrow funds from the Federal Home Loan Bank ("FHLB") in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank's financial and operating condition. Borrowings from the FHLB to the Bank were approximately $193.4 million at December 31, 2000. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances. Unused borrowing capacity at December 31, 2000 was approximately $293.2 million. The Bank uses FHLB advances for both long-term and short-term liquidity needs. Other than normal banking operations, the Bank has no long-term liquidity needs. The Bank has never been involved with highly leveraged transactions that may cause unusual potential long-term liquidity needs.

    CAPITAL RESOURCES

    Shareholders' equity increased to $298.1 million at December 31, 2000 from $233.1 million at December 31, 1999, an increase of $65.0 million, or 28%.

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

    Bank regulatory authorities in the United States have issued risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards issued by the Federal Reserve Board apply to the Company, and the OCC guidelines apply to the Bank. These guidelines relate a financial institution's capital to the risk profile of its assets. The risk-based capital standards require all financial organizations to have "Tier 1 capital" of at least 4.0% of risk-adjusted assets and "total risk-based" capital (Tier 1 and Tier 2) of at least 8.0% of risk-adjusted assets. "Tier 1 capital" includes, generally, common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries less deductions for goodwill and various other intangibles. "Tier 2 capital"may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

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

    The following table compares the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 2000 and 1999 to the minimum regulatory standards:

                                                                                           MINIMUM
                                                                                         TO BE WELL
                                                                                      CAPITALIZED UNDER
                                                                MINIMUM CAPITAL       PROMPT CORRECTIVE
                                             ACTUAL               REQUIREMENT         ACTION PROVISIONS
-------------------------------------------------------------------------------------------------------
                                         AMOUNT     RATIO       AMOUNT     RATIO       AMOUNT     RATIO
-------------------------------------------------------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 2000
  Total Capital (to Risk
    Weighted Assets):
    The Company                         $318,039    10.49%     $242,590    8.00%      $303,238    10.00%
    The Bank                             332,092    11.03%      240,954    8.00%       301,193    10.00%
  Tier I Capital (to Risk
    Weighted Assets):
    The Company                          289,889     9.56%      121,295    4.00%       242,590     8.00%
    The Bank                             303,616    10.08%      120,477    4.00%       240,954     8.00%
  Tier I Capital
    (to Average Assets):
    The Company                          289,889     7.71%      112,867    3.00%       188,111     5.00%
    The Bank                             303,616     8.12%      112,199    3.00%       186,998     5.00%
AS OF DECEMBER 31, 1999
  Total Capital (to Risk
    Weighted Assets):
    The Company                          267,837    10.61%      201,968    8.00%       252,460    10.00%
    The Bank                             270,426    10.71%      201,956    8.00%       252,445    10.00%
  Tier I Capital (to Risk
    Weighted Assets):
    The Company                          245,401     9.72%      100,984    4.00%       201,968     8.00%
    The Bank                             248,485     9.84%      100,978    4.00%       201,956     8.00%
  Tier I Capital
    (to Average Assets):
    The Company                          245,401     7.81%       94,208    3.00%       157,013     5.00%
    The Bank                             248,485     7.88%       94,606    3.00%       157,677     5.00%

    Pursuant to Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. Also pursuant to FDICIA, each federal banking agency has promulgated regulations setting the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the Federal Reserve Board's regulations, the Bank is classified as "well capitalized" for purposes of prompt corrective action. See "Supervision and Regulation."

    OTHER MATTERS

      In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company adopted SFAS No. 133 on January 1, 2001. The impact of adoption was not material to the Company's consolidated financial position, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101, as amended, was implemented in the fourth quarter of 2000 and did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Management may use derivative contracts to manage its exposure to commitments to originate mortgage loans. All of the derivatives utilized by the Company are for purposes other than trading. The derivatives utilized consist of purchased options on FNMA or FHLMC guaranteed mortgage-backed securities. These financial instruments are used to reduce the Company's exposure to the effects of fluctuations in interest rates on the Company's lending and secondary marketing activities. The notional amount and fair value of such derivatives was immaterial at December 31, 2000 and 1999.

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

    Set forth below are certain unaudited financial results reflecting the combined operating results of the Company and Citizens for the thirty-one days ended January 31, 2001. These financial results are presented to satisfy the requirements for publication of combined results of operations with respect to affiliate trading restrictions as specified in pooling-of-interests accounting treatment. This information is presented only to satisfy such requirements and is not necessarily indicative of future operating results or financial condition.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)
(UNAUDITED)


                                         JANUARY 31, 2001
---------------------------------------------------------
Total Assets                                $4,090,100
Investment securities                          842,112
Loans                                        2,547,362
Allowance for loan losses                       28,602
Deposits                                     3,135,712
Shareholders' Equity                           308,303

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)


                                            MONTH ENDED
                                            JANUARY 31,
                                                2001
---------------------------------------------------------
Interest income:
    Loans                                    $19,806
    Securities                                 4,776
    Federal funds sold and other                 668
---------------------------------------------------------
         Total interest income                25,250
Interest expense on deposits and
  other borrowings                            11,568
---------------------------------------------------------
         Net interest income                  13,682
Provision for loan losses                        588
---------------------------------------------------------
         Net interest income after
          provision for loan losses           13,094
---------------------------------------------------------
Noninterest income:
    Service charges on deposit
     accounts                                  1,968
    Investment services                          762
    Other fee income                             886
    Other operating income                       946
---------------------------------------------------------
         Total noninterest income              4,562
---------------------------------------------------------
Noninterest expenses:
    Salaries and employee benefits             6,456
    Occupancy expense                          1,708
    Other operating expenses                   3,323
---------------------------------------------------------
         Total noninterest expenses           11,487
---------------------------------------------------------
         Income before income taxes
          and minority interest                6,169
Provision for income taxes                     1,981
---------------------------------------------------------
         Income before minority
          interest                             4,188
Minority interest                                 13
---------------------------------------------------------
         Net income                          $ 4,175
=========================================================
Earnings per common share
         Basic                               $  0.13
=========================================================
         Diluted                             $  0.12
=========================================================

    During the first quarter of 2001, market interest rates declined due to the Federal Reserve's rapid interest rate reduction of 50 basis points on January 4 and another 50 basis points on February 4. This decline in interest rates will unfavorably impact the Company's net interest margin in 2001 due to its short term GAP position. As illustrated on page 29, a 100 basis point drop in interest rates, as we have experienced in the first quarter of 2001, may reduce the Company's net interest income by 4.11% for the year, assuming no additional change in interest rates. However as more fully described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity and Liquidity", there are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. The market value sensitivity analysis presented includes assumptions that (i) the composition of the Company's interest sensitive assets and liabilities existing at year end will remain constant over the twelve month measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Although it is difficult to predict the long term impact of this decline in interest rates, management expects the net interest margin for the first quarter of 2001 to be in the range of 4.40% to 4.55%, compared to 4.67% for the fourth quarter of 2000. Consistent with the Company's objective to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements, management routinely implements activities which adjust to changes in the interest rate environment. These activities are expected to have a favorable impact on net interest income over time.

QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table represents summarized data for each of the quarters in fiscal 2000 and 1999 (in thousands, except earnings per share). Such information has been restated from amounts previously reported in the Company's Form 10-Q's to reflect the operations of Citizens Bankers, Inc. and Citizens Bankers Limited Partnership prior to December 29, 2000, the date on which they were merged into the Company in a transaction accounted for as a pooling-of-interests.

                                                       2000                                     1999
---------------------------------------------------------------------------------------------------------------------
                                       FOURTH     THIRD    SECOND     FIRST     FOURTH     THIRD    SECOND     FIRST
                                       QUARTER   QUARTER   QUARTER   QUARTER    QUARTER   QUARTER   QUARTER   QUARTER
---------------------------------------------------------------------------------------------------------------------
Interest income                        $74,082   $71,361   $66,019   $60,704    $56,963   $54,148   $51,094   $49,027
Interest expense                        33,528    32,906    29,131    26,097     23,680    22,425    21,553    20,561
---------------------------------------------------------------------------------------------------------------------
    Net interest income                 40,554    38,455    36,888    34,607     33,283    31,723    29,541    28,466
Provision for loan losses                1,805     1,791     1,896     1,561      1,538     1,547     1,843     1,546
---------------------------------------------------------------------------------------------------------------------
    Net interest income after
      provision for loan losses         38,749    36,664    34,992    33,046     31,745    30,176    27,698    26,920
Noninterest income                      11,252    10,798    10,417    10,426     10,106     9,474     9,069     8,815
Noninterest expenses                    34,862    28,968    28,285    28,042     26,883    25,262    28,436    23,930
---------------------------------------------------------------------------------------------------------------------
    Income before income taxes and
      minority interest                 15,139    18,494    17,124    15,430     14,968    14,388     8,331    11,805
Provision for income taxes               5,459     6,192     5,769     5,187      5,044     5,008     3,314     4,134
Minority interest                           16        21        39        43         17        16        46       (50)
---------------------------------------------------------------------------------------------------------------------
Net income                             $ 9,664   $12,281   $11,316   $10,200    $ 9,907   $ 9,364   $ 4,971   $ 7,721
---------------------------------------------------------------------------------------------------------------------
Basic earnings per common share        $  0.30   $  0.37   $  0.35   $  0.32    $  0.31   $  0.29   $  0.16   $  0.25
Diluted earnings per common share      $  0.28   $  0.36   $  0.34   $  0.31    $  0.30   $  0.28   $  0.15   $  0.24
Weighted average common shares
  outstanding                           34,042    33,791    33,332    33,105     33,082    33,009    32,928    32,750

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 2000.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information regarding the directors and persons nominated to become directors of the Company, reference is made to the information presented in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (the "2001 Proxy Statement"). All of such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    For information concerning the compensation paid by the Company during the year ended December 31, 2000 to its executive officers, reference is made to the information presented in the Company's 2001 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    For information concerning the beneficial ownership of the common stock of the Company by its directors and officers and by certain other beneficial owners, reference is made to the information presented in the Company's 2001 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For information regarding certain business relationships and related transactions involving the Company's officers and directors, reference is made to the information presented in the Company's 2001 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) AND (D)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    The financial statements and financial statement schedule listed on the accompanying Index to Financial Statements and Schedule (see page F-1) are filed as part of this Form 10-K.

(B)  REPORTS ON FORM 8-K

    One report on Form 8-K was filed by the Company during the three months ended December 31, 2000. The report was filed on October 17, 2000, and Item 5, was reported, including two exhibits.

(c)  *Exhibits:

           2.1       --   Agreement and Plan of Merger dated October 16, 2000, between the Company and
                          Citizens Bankers, Inc. (incorporated by reference to Exhibit 2.1 to the Company's
                          Current Report on Form 8-K filed October 17, 2000)

           2.2       --   Purchase Agreement, dated November 9, 2000, among the Company, Southwest Bank of
                          Texas National Association, Citizens Bankers Limited Partnership and Baytown
                          Land I, Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly
                          Report on Form 10-Q for the quarterly period ended September 30, 2000)

           3.1       --   Articles of Incorporation of the Company

           3.2       --   Bylaws of the Company (Restated as of December 31, 1996)

           3.3       --   Amendment dated December 18, 1996 to Articles of Incorporation of the Company

           3.4       --   Amendment dated May 1, 2000 to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the
                          quarterly period ended March 31, 2000)

           4.1       --   Specimen Common Stock certificate

         **4.2       --   Loan Agreement (and form of $10,000,000 Promissory Note) dated March 30, 2000, between the Company and Bank of Oklahoma, N.A.

         **4.3       --   Loan Agreement (and form of $5,000,000 Promissory Note) dated June 30, 2000, between the Company and Bank of Oklahoma, N.A.

         **4.4       --   Assumption and Modification Agreement dated December 29, 2000 and First Amendment thereto dated January 10, 2001, between Southwest Bank of Texas National Association and American General Life and Accident Insurance Company, relating to Third Modification of Promissory Note (in the original principal amount of $6,250,000), Deed of Trust and
                          Security Agreement and of Assignment of Leases and Rents

         +10.1       --   1989 Stock Option Plan, amended and restated as of May 29, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

         +10.2       --   1993 Stock Option Plan, amended and restated as of May 29, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

         +10.3       --   Form of Stock Option Agreement under 1989 Stock Option Plan and 1993 Stock Option Plan

         +10.4       --   1996 Stock Option Plan, as amended January 24, 2000 (incorporated by reference to Exhibit
                          10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

         +10.5       --   Form of Incentive Stock Option Agreement under 1996 Stock Option Plan

         +10.6       --   Form of Non-qualified Stock Option Agreement under 1996 Stock Option Plan

         +10.7       --   Form of Stock Option Agreement for Directors under 1996 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's Form S-1 Registration Statement No. 333-16509)

         +10.8       --   Form of Change in Control Agreement, dated as of January 1, 2000, between the Company and
                          Paul B. Murphy, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
                          Report on Form 10-Q for the quarterly period ended June 30, 2000)

         +10.9       --   Form of Change in Control Agreement, dated as of January 1, 2000, between the Company and each of Joseph H. Argue, J. Nolan Bedford, David C. Farries, James R. Massey and Steve D. Stephens
                          (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for
                          the quarterly period ended June 30, 2000)

         +10.10      --   Employment Agreement between the Company and Walter Lane Ward, Jr. (incorporated by reference to
                          Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

      +***10.11      --   Employment Agreement, amended and restated as of February 17, 2001, between the Company and
                          Walter E. Johnson (incorporated by reference to the Company's Current Report on Form 8-K filed
                          March 7, 2000)

       ***21.1       --   List of subsidiaries of the Company

       ***23.1       --   Consent of PricewaterhouseCoopers LLP

------------

  * All Exhibits except for those filed herewith and as otherwise indicated are incorporated herein by reference to the Exhibits bearing the same Exhibit numbers in the Company's Form S-1 Registration Statement No. 333-16509.

 ** This Exhibit is not filed herewith because it meets the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K and the Company hereby agrees to furnish a copy thereof to the Commission upon request.

***   Filed herewith.

  +   Management contract or compensatory plan or arrangement.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        SOUTHWEST BANCORPORATION
                                           OF TEXAS, INC.

                                        By: /s/ PAUL B. MURPHY, JR.
                                                PAUL B. MURPHY, JR.
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                        Date: March 1, 2001

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


     SIGNATURE                        TITLE                                   DATE
     ---------                        -----                                   ----

/s/ WALTER E. JOHNSON           Chairman of the Board                      March 1, 2001
    WALTER E. JOHNSON

/s/ PAUL B. MURPHY, JR.         Director, President and Chief Executive    March 1, 2001
    PAUL B. MURPHY, JR.         Officer (Principal Executive Officer)

/s/ JOHN H. ECHOLS              Director, Chief Executive Officer,         March 1, 2001
    JOHN H. ECHOLS              Baytown Region

/s/ DAVID C. FARRIES            Executive Vice President, Treasurer        March 1, 2001
    DAVID C. FARRIES            and Secretary (Principal Financial
                                Officer)

/s/ R. JOHN McWHORTER           Senior Vice President and Controller       March 1, 2001
    R. John Mcwhorter           (Principal Accounting Officer)

/s/ JOHN W. JOHNSON             Director and Chairman of the               March 1, 2001
    John W. Johnson             Executive Committee of the Board

/s/ JOHN B. BROCK III           Director                                   March 1, 2001
    John B. Brock Iii

/s/ ERNEST H. COCKRELL          Director                                   March 1, 2001
    Ernest H. Cockrell

/s/ J. DAVID HEANEY             Director                                   March 1, 2001
    J. David Heaney

/s/ ANDRES PALANDJOGLOU         Director                                   March 1, 2001
    Andres Palandjoglou

/s/ ADOLPH A. PFEFFER, JR.      Director                                   March 1, 2001
    Adolph A. Pfeffer, Jr.

/s/ WILHELMINA E. ROBERTSON     Director                                   March 1, 2001
    Wilhelmina E. Robertson

/s/ STANLEY D. STEARNS, JR.     Director                                   March 1, 2001
    Stanley D. Stearns, Jr.

/s/ DUNCAN W. STEWART           Director                                   March 1, 2001
    Duncan W. Stewart

/s/ WALTER LANE WARD, JR.       Director                                   March 1, 2001
    Walter Lane Ward, Jr.

/s/ MICHAEL T. WILLIS           Director                                   March 1, 2001
    Michael T. Willis

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Consolidated Financial Statements

    Report of Independent Accountants                                       F-2

    Consolidated Balance Sheet as of December 31, 2000 and 1999             F-3

    Consolidated Statement of Income for the Years Ended
      December 31, 2000, 1999 and 1998                                      F-4

    Consolidated Statement of Changes in Shareholders' Equity for
      the Years Ended December 31, 2000, 1999 and 1998                      F-5

    Consolidated Statement of Cash Flows for the Years Ended
      December 31, 2000, 1999 and 1998                                      F-6

    Notes to Consolidated Financial Statements                              F-7

Financial Statement Schedule

    Report of Independent Accountants on Financial Statement Schedule       F-26

    Schedule I -- Parent Company Condensed Financial Statements             F-27

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Southwest Bancorporation of Texas, Inc.:

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the consolidated financial position of Southwest Bancorporation of Texas, Inc. and Subsidiaries (the "Company") at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PricewaterhouseCoopers LLP

Houston, Texas
February 23, 2001

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                            DECEMBER 31,
---------------------------------------------------------------------------------------------------------------
                                                                                       2000            1999
---------------------------------------------------------------------------------------------------------------
                                     ASSETS
Cash and due from banks                                                            $    331,965    $    188,432
Federal funds sold and other cash
  equivalents                                                                            79,341          25,642
---------------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                                                411,306         214,074
Securities -- available for sale                                                        848,164         831,425
Securities -- held to maturity (fair
  value of $57,941 at December 31, 1999)                                                   --            58,944
Loans held for sale                                                                      85,939          77,047
Loans held for investment, net                                                        2,397,348       1,935,859
Premises and equipment, net                                                              52,462          39,632
Accrued interest receivable                                                              27,334          20,492
Other assets                                                                            117,789          93,715
---------------------------------------------------------------------------------------------------------------
         Total assets                                                              $  3,940,342    $  3,271,188
===============================================================================================================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand -- noninterest-bearing                                                  $    892,296    $    716,785
    Demand -- interest-bearing                                                           62,773          70,935
    Money market accounts                                                             1,154,808         971,527
    Savings                                                                              76,715          71,146
    Time, $100 and over                                                                 506,629         367,051
    Other time                                                                          400,649         334,189
---------------------------------------------------------------------------------------------------------------
         Total deposits                                                               3,093,870       2,531,633
Securities sold under repurchase
  agreements                                                                            211,800         216,838
Other borrowings                                                                        305,961         267,140
Accrued interest payable                                                                  5,505           4,072
Other liabilities                                                                        23,768          17,332
---------------------------------------------------------------------------------------------------------------
         Total liabilities                                                            3,640,904       3,037,015
---------------------------------------------------------------------------------------------------------------
Minority interest in consolidated
  subsidiary                                                                              1,313           1,097
---------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity:
    Common stock -- $1 par value, 75,000,000 shares authorized;
      32,705,909 issued and 32,704,877 outstanding at December 31, 2000 and
      32,877,395 issued and 32,028,726 outstanding at December 31, 1999                  32,706          32,877
    Additional paid-in capital                                                           69,735          62,229
    Retained earnings                                                                   198,835         157,716
    Accumulated other comprehensive loss                                                 (3,107)        (15,770)
    Treasury stock, at cost -- 1,032 shares and 848,669 shares, respectively                (44)         (3,976)
---------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                     298,125         233,076
---------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                                $  3,940,342    $  3,271,188
===============================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------
                                                                       2000          1999          1998
---------------------------------------------------------------------------------------------------------
Interest income:
    Loans                                                          $  210,990    $  150,576    $  125,847
    Securities                                                         57,755        58,007        51,503
    Federal funds sold and other                                        3,421         2,649         8,313
---------------------------------------------------------------------------------------------------------
         Total interest income                                        272,166       211,232       185,663
Interest expense on deposits and
  other borrowings                                                    121,662        88,219        80,080
---------------------------------------------------------------------------------------------------------
         Net interest income                                          150,504       123,013       105,583
Provision for loan losses                                               7,053         6,474         4,261
---------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses          143,451       116,539       101,322
---------------------------------------------------------------------------------------------------------
Noninterest income:
    Service charges on deposit accounts                                20,765        17,017        13,020
    Investment services                                                 6,017         4,868         4,173
    Other fee income                                                    9,719         8,740         6,783
    Other operating income                                              6,859         6,973         6,628
    Gain (loss) on sale of securities, net                               (467)         (134)          933
---------------------------------------------------------------------------------------------------------
         Total noninterest income                                      42,893        37,464        31,537
---------------------------------------------------------------------------------------------------------
Noninterest expenses:
    Salaries and employee benefits                                     67,060        57,516        50,919
    Occupancy expense                                                  18,021        16,112        13,740
    Merger-related expenses and other charges                           4,122         4,474            67
    Other operating expenses                                           30,954        26,409        23,144
---------------------------------------------------------------------------------------------------------
         Total noninterest expenses                                   120,157       104,511        87,870
---------------------------------------------------------------------------------------------------------
         Income before income taxes and minority interest              66,187        49,492        44,989
Provision for income taxes                                             22,607        17,500        15,766
---------------------------------------------------------------------------------------------------------
         Income before minority interest                               43,580        31,992        29,223
    Minority interest                                                     119            29           205
---------------------------------------------------------------------------------------------------------
         Net income                                                $   43,461    $   31,963    $   29,018
=========================================================================================================
Earnings per common share:
         Basic                                                     $     1.34    $     1.01    $     0.97
=========================================================================================================
         Diluted                                                   $     1.29    $     0.97    $     0.91
=========================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                        ACCUMULATED
                                           COMMON STOCK       ADDITIONAL                   OTHER                        TOTAL
                                       --------------------    PAID-IN     RETAINED    COMPREHENSIVE     TREASURY   SHAREHOLDERS'
                                         SHARES     DOLLARS    CAPITAL     EARNINGS        INCOME         STOCK        EQUITY
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997             28,884,252   $29,983    $44,403     $104,012       $    397       $(5,377)     $173,418
    Common stock issued in
      acquisition                         280,000       280        304                                                     584
    Issuance of common stock to the
      recognition and retention plan        4,707         5         (5)                                                     --
    Exercise of stock options             713,457       713      3,061                                                   3,774
    Conversion of subordinated
      debentures                        1,606,631     1,607      9,736                                                  11,343
    Deferred compensation
      amortization                                                 187                                                     187
    Stock compensation                                             358                                                     358
    Cash dividends paid by Fort Bend                                           (723)                                      (723)
    Cash dividends paid by Citizens                                          (3,008)                                    (3,008)
    Treasury stock purchased               (4,989)                                                           (55)          (55)
Comprehensive income:
      Net income for the year ended
         December 31, 1998                                                   29,018                                     29,018
      Net change in unrealized
         appreciation on securities
         available for sale, net of
         deferred taxes of ($1,355)                                                          2,540                       2,540
---------------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                                                                        31,558
---------------------------------------------------------------------------------------------------------------------------------
      Adjustment to conform reporting
         periods                          (80,110)      (80)      (446)        (335)            --            --          (861)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998             31,403,948    32,508     57,598      128,964          2,937        (5,432)      216,575
    Issuance of common stock to
      401(k) plan                           4,431         4         73                                                      77
    Exercise of stock options             313,024       313      2,150                                                   2,463
    Purchase of minority interest in
      Mitchell Mortgage                   307,323       307      3,303                                                   3,610
    Deferred compensation
      amortization                                                 106                                                     106
    Cancellation of treasury stock                     (255)    (1,201)                                    1,456            --
    Cash dividends paid by Fort Bend                                           (277)                                      (277)
    Cash dividends paid by Citizens                                          (2,934)                                    (2,934)
    Stock compensation                                             200                                                     200
Comprehensive income:
      Net income for the year ended
         December 31, 1999                                                   31,963                                     31,963
      Net change in unrealized
         depreciation on securities
         available for sale, net of
         deferred taxes of $9,996                                                          (18,707)                    (18,707)
---------------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                                                                        13,256
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999             32,028,726    32,877     62,229      157,716        (15,770)       (3,976)      233,076
    Exercise of stock options             687,161       687      8,023                                                   8,710
    Forfeiture of stock options                                    (44)                                                    (44)
    Deferred compensation
      amortization                                                  48                                                      48
    Cash dividends paid by Citizens                                          (2,342)                                    (2,342)
    Cancellation of treasury stock                     (858)    (3,234)                                    4,092            --
    Treasury stock purchased               (9,978)                                                          (116)         (116)
    Creation of treasury stock             (1,032)                  44                                       (44)           --
    Conversion of partnership to C
      corp                                                       2,669                                                   2,669
Comprehensive income:
      Net income for the year ended
         December 31, 2000                                                   43,461                                     43,461
      Net change in unrealized
         appreciation on securities
         available for sale, net of
         deferred taxes of ($7,015)                                                         12,663                      12,663
---------------------------------------------------------------------------------------------------------------------------------
      Total compenhensive income                                                                                        56,124
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000             32,704,877   $32,706    $69,735     $198,835       $ (3,107)      $   (44)     $298,125
=================================================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                                 YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           2000            1999            1998
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                           $     43,461    $     31,963    $     29,018
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                 7,053           6,474           4,261
    Depreciation                                                                              8,013           7,764           6,273
    Realized (gain) loss on securities available for sale, net                                  467             134            (933)
    Amortization                                                                              4,217           3,911           4,188
    Minority interest in net income
     of consolidated subsidiary                                                                 119              29             205
    Gain on sale of loans, net                                                                 (397)           (570)         (1,329)
    Dividends on Federal Home Loan Bank stock                                                (1,025)           (617)           (936)
    Origination of loans held for sale and mortgage servicing rights                        (61,364)        (91,303)       (120,526)
    Proceeds from sales of loans                                                             45,607          74,935         115,725
    Increase in accrued interest receivable, prepaid expenses and other assets              (31,031)        (19,853)        (14,922)
    Increase in accrued interest payable and other liabilities                               14,559           1,609           2,688
    Other, net                                                                                  215           1,391          (1,446)
    Adjustment to conform reporting periods                                                    --              --             2,650
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                           29,894          15,867          24,916
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from maturity of securities available for sale                                     2,890          41,622         284,996
  Proceeds from maturity of securities held to maturity                                       8,705           9,275          22,751
  Principal paydowns of mortgage-backed securities available for sale                        97,614         160,901         197,514
  Principal paydowns of mortgage-backed securities held to maturity                           7,215          13,090          44,854
  Proceeds from sale of securities available for sale                                     1,039,012         259,045         123,185
  Purchase of securities available for sale                                              (1,085,192)       (429,662)       (697,150)
  Purchase of securities held to maturity                                                   (10,368)        (23,201)        (32,849)
  Net increase in loans receivable                                                         (467,742)       (389,555)       (394,711)
  Purchase of Bank-owned life insurance policies                                               --            (5,000)        (20,000)
  Purchase of premises and equipment                                                        (21,100)        (10,664)        (11,760)
  Other, net                                                                                     50           2,090             197
  Adjustment to conform reporting periods                                                      --              --             9,654
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                             (428,916)       (372,059)       (473,319)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in noninterest-bearing demand deposits                                       175,511          44,577          55,315
  Net increase in time deposits                                                             206,038          16,416          45,510
  Net increase in other
    interest-bearing deposits                                                               180,688          96,645         183,950
  Net increase (decrease) in securities sold under repurchase agreements                     (5,038)         35,142          25,864
  Net proceeds from exercise of stock options                                                 3,636           1,146           1,734
  Net increase in other borrowings                                                           39,701         162,905          83,188
  Payment of dividends by Citizens and Fort Bend                                             (3,124)         (3,016)         (3,855)
  Purchase of treasury stock                                                                   (116)           --               (55)
  Other, net                                                                                   (162)            (52)           (534)
  Adjustment to conform reporting periods                                                      --              --           (13,318)
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                          596,254         353,763         377,799
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        197,232          (2,429)        (70,604)
Cash and cash equivalents at beginning of period                                            214,074         216,503         287,107
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $    411,306    $    214,074    $    216,503
===================================================================================================================================

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


1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

    The consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the "Company") and its direct and indirect wholly-owned subsidiaries, Southwest Holding Delaware Inc. (the "Delaware Company"), Southwest Bank of Texas National Association (the "Bank"), and Mitchell Mortgage Company, LLC ("Mitchell"). The consolidated financial statements also include the accounts of First National Bank of Bay City, a 58% owned subsidiary of the Delaware Company. All material intercompany accounts and transactions have been eliminated.

    Substantially all of the Company's revenue and income is derived from the operations of the Bank. The Bank provides a full range of commercial and private banking services to small and middle market businesses and individuals in the Houston metropolitan area.

    In connection with the Company's merger with Citizens Bankers, Inc. ("Citizens") and acquisition of all of the assets and liabilities of Citizens Bankers Limited Partnership ("CBLP") (as more fully discussed in note 2), the historical financial data has been restated to include the accounts and operations of Citizens and CBLP for all periods presented.

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

    The Company is required to maintain noninterest-bearing cash reserve balances with the Federal Reserve Bank. The average of such cash balances was approximately $5,325 and $7,734 for the years ended December 31, 2000 and 1999, respectively.

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

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


    Trading securities are carried at market value. Realized and unrealized gains and losses on trading securities are recognized in the consolidated statement of income as they occur. The Company held no trading securities at December 31, 2000 and 1999.

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

    LOAN FEES AND COSTS

    Nonrefundable loan origination and commitment fees net of certain direct costs associated with originating loans are deferred and recognized as an adjustment to the related loan yield.

    PREMISES AND EQUIPMENT

    Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method and is charged to operating expense over the estimated useful lives of the assets. Depreciation expense has been computed principally using estimated lives of thirty years for premises, three to five years for hardware and software, and five to ten years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the initial term of the respective lease or the estimated useful life of the improvement. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period.

    OTHER REAL ESTATE OWNED

    Real estate acquired through foreclosure is carried at the lower of the recorded investment in the property or its fair value less estimated selling costs. Prior to foreclosure, the value of the underlying collateral of the loan is written down to its estimated fair value less estimated selling costs by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operations. Operating expenses of such properties are included in other operating expenses in the accompanying consolidated statement of income.

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

    Mortgage servicing rights are reported as a component of other assets in the accompanying consolidated balance sheet. Fair values are based on quoted market prices in active markets for loans and loan servicing rights. For purchased mortgage servicing rights, the cost of acquiring loan servicing contracts is capitalized to the extent such costs do not exceed the amount by which the present value of estimated future servicing revenue exceeds the present value of expected future servicing costs.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


    Mortgage loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of mortgage loans serviced for others was approximately $1,317,000 and $908,000 at December 31, 2000 and 1999, respectively.

    Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $41,018 and $21,306 at December 31, 2000 and 1999, respectively.

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

    INCOME TAXES

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

    OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

    In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments to sell mortgage loans, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No.
 133 requires that an entity recognize those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company adopted SFAS No. 133 on January 1, 2001. The impact of the adoption was not material to the Company's consolidated financial position, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements " (SAB No. 101). SAB No. 101, as amended, was implemented in the fourth quarter of 2000 and did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

2.  MERGERS:

    On December 29, 2000, the Company consummated its merger with Citizens. Citizens was a multi-bank holding company and the parent company of Citizens Bank and Trust Co., Baytown State Bank and Pasadena State Bank (which

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


also were merged into the Bank on December 29, 2000) and the majority owner of First National Bank of Bay City. In accordance with the Agreement and Plan of Merger, the Company exchanged 249.443 shares of the Company's common shares for each share of Citizens common stock, resulting in the issuance of approximately
3.9 million shares of Company Common Stock on a fully diluted basis. At December 29, 2000, Citizens had total assets of approximately $436,000 and total deposits of approximately $381,000. In a related transaction, the Company, CBLP and Baytown Land I, Ltd., the general partner of CBLP, entered into an agreement pursuant to which the Company acquired the assets and assumed the liabilities of CBLP. CBLP's primary assets and liabilities were the building in which Citizens main branch was located and the related debt to third parties. In connection with this agreement, the Company issued approximately 106,000 shares of the Company's Common Stock on a fully diluted basis. These transactions have been accounted for as a pooling of interests.

    On April 1, 1999, the Company consummated its merger with Fort Bend Holding Corp. ("Fort Bend"). Fort Bend was the parent company of Fort Bend Federal Savings and Loan Association of Rosenberg (which also was merged into the Bank on April 1, 1999) and the majority owner of Mitchell. In accordance with the Agreement and Plan of Merger, the Company exchanged 1.45 shares of the Company's common shares for each share of Fort Bend common stock, resulting in the issuance of approximately 4.1 million shares of Company Common Stock. At
March 31, 1999 Fort Bend had total assets of approximately $316,000 and total deposits of approximately $269,000. The transaction has been accounted for as a pooling of interests.

    Through the merger with Fort Bend, the Company acquired Fort Bend's 51% ownership interest in Mitchell Mortgage Company L.L.C. ("Mitchell"), a full service mortgage banking affiliate of The Woodlands Operating Company L.P. ("Woodlands"). On June 17, 1999, the Company issued 307,323 shares of Company Common Stock to Woodlands in exchange for Woodlands' 49% ownership in Mitchell and Mitchell became a wholly-owned subsidiary of the Bank effective as of June 30, 1999. As a result, 100% of the accounts and operations of Mitchell after that date are included in the financial statements of the Company.

    The Company's consolidated financial statements have been restated to include the accounts and operations of Citizens, CBLP and Fort Bend for all periods presented. Separate interest income and net income amounts of the merged entities are presented in the following table:

                                           2000           1999           1998
-------------------------------------------------------------------------------
Interest income:
    Periods prior to consummation:
         Company                         $243,830       $ 37,612       $139,144
         Citizens                          28,336         25,009         23,916
         Fort Bend                             --          5,454         22,603
Periods subsequent to consummation             --        143,157             --
-------------------------------------------------------------------------------
             Total interest income       $272,166       $211,232       $185,663
===============================================================================
Net income:
    Periods prior to consummation:
         Company                         $ 37,825       $  6,305       $ 22,470
         Citizens                           5,636          5,113          4,557
         Fort Bend                             --            410          1,991
Periods subsequent to consummation             --         20,135             --
-------------------------------------------------------------------------------
             Total net income            $ 43,461       $ 31,963       $ 29,018
===============================================================================

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


3.  SECURITIES:

    The amortized cost and fair value of securities classified as available for sale and held to maturity is as follows:

                                                          DECEMBER 31, 2000
---------------------------------------------------------------------------------------------
                                                           GROSS UNREALIZED
                                         AMORTIZED       ---------------------         FAIR
                                           COST           GAINS        LOSSES         VALUE
---------------------------------------------------------------------------------------------
Available for sale:
  U.S. Government securities             $169,069        $ 1,080       $  (819)      $169,330
  Mortgage-backed securities              618,523          2,088        (7,395)       613,216
  Federal Reserve Bank stock                3,949             --            --          3,949
  Federal Home Loan Bank stock             17,972             --            --         17,972
  Other securities                         43,411            335           (49)        43,697
---------------------------------------------------------------------------------------------
    Total securities available for
      sale                               $852,924        $ 3,503       $(8,263)      $848,164
=============================================================================================

                                                          DECEMBER 31, 1999
---------------------------------------------------------------------------------------------
                                                           GROSS UNREALIZED
                                         AMORTIZED       ---------------------         FAIR
                                           COST           GAINS        LOSSES         VALUE
---------------------------------------------------------------------------------------------
Available for sale:
  U.S. Government securities             $134,001        $    35       $(3,499)      $130,537
  Mortgage-backed securities              678,523            470       (21,338)       657,655
  Federal Reserve Bank stock                2,981             --            --          2,981
  Federal Home Loan Bank stock             16,051             --            --         16,051
  Other securities                         24,307             77          (183)        24,201
---------------------------------------------------------------------------------------------
    Total securities available for
      sale                               $855,863        $   582       $(25,020)     $831,425
=============================================================================================
Held to maturity:
  U.S. Government securities             $ 12,761        $     1       $  (287)      $ 12,475
  Mortgage-backed securities               29,164              3          (612)        28,555
  Other securities                         17,019             28          (136)        16,911
---------------------------------------------------------------------------------------------
    Total securities held to maturity    $ 58,944        $    32       $(1,035)      $ 57,941
=============================================================================================

    The scheduled maturities of securities classified as available for sale is as follows:


                                             DECEMBER 31, 2000
------------------------------------------------------------------
                                         AMORTIZED          FAIR
                                            COST           VALUE
------------------------------------------------------------------
Available for sale:
  Due in one year or less                 $ 21,359        $ 21,395
  Due from one year to five years          140,227         140,527
  Due after five years                       7,483           7,408
------------------------------------------------------------------
  U.S. Government securities               169,069         169,330
  Mortgage-backed securities               618,523         613,216
  Federal Reserve Bank stock                 3,949           3,949
  Federal Home Loan Bank stock              17,972          17,972
  Other securities                          43,411          43,697
------------------------------------------------------------------
    Total securities available for
     sale                                 $852,924        $848,164
==================================================================

    Securities with a carrying value of $593,672 and $575,617 at December 31, 2000 and 1999, respectively, have been pledged to collateralize repurchase agreements, public deposits, Federal Home Loan Bank borrowings and other items.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


    In connection with the Citizens merger, the Company transferred all of Citizens' held to maturity debt securities to the available for sale category. The amortized cost of these securities at the time of transfer was $55,800 and the unrealized gain was $267 ($174 net of income taxes). In connection with the Fort Bend merger, the Company transferred all of Fort Bend's held to maturity debt securities to the available for sale category in 1999. The amortized cost of these securities at the time of transfer was $57,800 and the unrealized gain was $80 ($52 net of income taxes). The Company does not intend to sell these securities in the near term.

    Gross gains of $307, $286 and $996 and gross losses of $774, $420 and $63 were recognized on sales of investment securities for the years ended December 31, 2000, 1999 and 1998, respectively.

4.  LOANS:

    A summary of loans outstanding follows:


                                                DECEMBER 31,
--------------------------------------------------------------------
                                            2000             1999
--------------------------------------------------------------------
Commercial and industrial                $  958,146       $  750,585
Real estate:
    Construction and land development       643,164          502,231
    1-4 family residential                  336,024          290,117
    Other                                   303,568          246,442
Consumer                                    192,271          171,772
Less:
    Unearned income and fees, net of
      related costs                          (7,675)          (2,852)
    Allowance for loan losses               (28,150)         (22,436)
--------------------------------------------------------------------
Loans held for investment, net            2,397,348        1,935,859
Loans held for sale                          85,939           77,047
--------------------------------------------------------------------
         Total loans, net                $2,483,287       $2,012,906
--------------------------------------------------------------------

    An analysis of the allowance for loan losses is as follows:


                                              YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------
                                          2000          1999          1998
----------------------------------------------------------------------------
Balance, beginning of year               $22,436       $17,532       $14,385
Provision charged against operations       7,053         6,474         4,261
Charge-offs                               (2,093)       (2,211)       (1,506)
Recoveries                                   754           641           374
Adjustment to conform reporting
  periods                                     --            --            18
----------------------------------------------------------------------------
Balance, end of year                     $28,150       $22,436       $17,532
----------------------------------------------------------------------------

     The Company's impaired loans were approximately $10,800 and $13,700 at December 31, 2000 and 1999 respectively. The average recorded investment in impaired loans during 2000, 1999 and 1998 was $9,300, $13,900 and $6,300, respectively. The total required allowance for loan losses related to these loans was $1,000 and $0 at December 31, 2000 and 1999, respectively. Interest income on impaired loans of $1,100, $1,500 and $415 was recognized for cash payments received in 2000, 1999 and 1998, respectively.

    The Bank is not committed to lend additional funds to debtors whose loans have been modified.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


    The Company has loans, deposits, and other transactions with its principal shareholders, officers, directors and organizations with which such persons are associated which were made in the ordinary course of business. At December 31, 2000, the aggregate amount of loans and unfunded lines of credit to such related parties was $65,302. Following is an analysis of activity with respect to these amounts:

                                         DECEMBER 31,
                                             2000
-----------------------------------------------------
Balance, beginning of year                 $ 56,346
New loans and unfunded lines of
credit                                       48,320
Repayments                                  (39,364)
=====================================================
Balance, end of year                       $ 65,302


5. PREMISES AND EQUIPMENT:
   Premises and equipment consist of the following:

                                              DECEMBER 31,
----------------------------------------------------------------
                                           2000           1999
----------------------------------------------------------------
Land                                     $ 11,181       $  9,129
Premises and leasehold improvements        37,363         30,246
Furniture and equipment                    50,878         40,370
----------------------------------------------------------------
                                           99,422         79,745
Less accumulated depreciation and
amortization                              (46,960)       (40,113)
----------------------------------------------------------------
                                         $ 52,462       $ 39,632
================================================================

6. OTHER ASSETS:
   Other assets consist of the following:

                                              DECEMBER 31,
----------------------------------------------------------------
                                           2000          1999
---------------------------------------------------------------
Foreclosed real estate                   $    454       $ 1,840
Deferred income taxes                      13,053        15,766
Goodwill                                    2,847         3,103
Banker's acceptances                        5,750         4,152
Investment in unconsolidated
  investees                                 6,557         5,474
Cash value of bank-owned life
  insurance                                28,664        27,197
Factored receivables                       27,503        18,542
Mortgage servicing rights                  12,334         6,681
Other                                      20,627        10,960
---------------------------------------------------------------
                                         $117,789       $93,715
===============================================================

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


7. DEPOSITS

   At December 31, 2000, scheduled maturities of time deposits are summarized as follows:

                                         DECEMBER 31,
                                             2000
------------------------------------------------------
2001                                     $    719,458
2002                                          121,289
2003                                           21,807
2004                                           16,397
2005                                           26,625
THEREAFTER                                      1,702
------------------------------------------------------
                                         $    907,278
======================================================


   At December 31, 2000 and 1999, the aggregate amount of deposits from related parties was $140,082 and $47,021, respectively.

   Brokered deposits were $53,406 and $30,056 at December 31, 2000 and 1999, respectively.

8. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER BORROWINGS:

   Securities sold under repurchase agreements and other borrowings, consisting of federal funds purchased and treasury, tax, and loan deposits, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:


                                                DECEMBER 31,       December 31,
                                                    2000               1999
-------------------------------------------------------------------------------
Securities sold under repurchase agreements:
    Average                                        209,816            184,358
    Year-end                                       211,800            216,838
    Maximum month-end balance during year          241,834            216,838
Interest rate:
    Average                                           4.69%              4.06%
    Year-end                                          4.89%              4.03%
Other borrowings:
    Average                                       $205,213           $196,694
    Year-end                                       305,961            267,140
    Maximum month-end balance during year          380,121            284,455
Interest rate:
    Average                                           6.39%              5.39%
    Year-end                                          6.83%              5.27%

    Securities sold under repurchase agreements generally include U.S. Government securities and are maintained in safekeeping by correspondent banks. The Company enters into these repurchase agreements as a service to its customers.

    Subject to certain limitations, the Bank may borrow funds from the Federal Home Loan Bank ("FHLB") in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank's financial and operating condition. Borrowings from the FHLB to the Bank were approximately $193,400 and $237,200 at December 31, 2000 and 1999, respectively. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances. Unused borrowing capacity at December 31, 2000 was approximately $293,200.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


9.  INCOME TAXES:

    The income tax provision (benefit) for the years ended December 31, 2000, 1999 and 1998 is composed of the following:


                                          2000          1999          1998
----------------------------------------------------------------------------
Current                                  $24,287       $18,647       $18,172
Deferred                                  (1,680)       (1,147)       (2,406)
----------------------------------------------------------------------------
TOTAL                                    $22,607       $17,500       $15,766
============================================================================

   The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects are as follows:

                                                        DECEMBER 31, 2000        DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------
                                                   TEMPORARY         TAX       TEMPORARY        TAX
                                                   DIFFERENCES      EFFECT     DIFFERENCES     EFFECT
------------------------------------------------------------------------------------------------------
Future deductible differences:
Unrealized loss on securities available for sale    $   4,760       $ 1,653    $  24,438       $ 8,668
Allowance for loan losses                              28,004         9,780       20,984         7,326
Mortgage servicing rights                                 645           226        1,455           509
Bank premises                                           5,389         1,886           --            --
Other                                                   2,402           817        2,075           750
------------------------------------------------------------------------------------------------------
     DEFERRED INCOME TAX ASSET                         41,200        14,362       48,952        17,253
======================================================================================================
Future taxable differences:
Market discount on securities                         $   477       $   167      $   577       $   202
Federal Home Loan Bank stock dividend                   3,278         1,142        2,137           744
Bank premises                                              --            --        1,546           541
------------------------------------------------------------------------------------------------------
     DEFERRED INCOME TAX LIABILITY                     $3,755         1,309      $ 4,260         1,487
======================================================================================================
NET DEFERRED INCOME TAX ASSET                                        13,053                     15,766
======================================================================================================

   In connection with the Company' merger with Citizens and CBLP, the Company recorded deferred tax assets of $2,669 with an offsetting credit to additional paid in capital related to differences in the tax bases of assets and liabilities and their financial reporting amounts. Such deferred taxes were not previously recorded by CBLP as it was organized as a limited partnership.

   The reconciliation between the Company' effective income tax rate and the statutory federal income tax rate is as follows:



                                             YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------
                                        2000         1999          1998
--------------------------------------------------------------------------
Statutory federal income tax rate       35.0 %       35.0 %        35.0 %
Permanent differences                  (0.91)        0.36         (0.09)
Effective income tax rate              34.09%       35.36%        34.91%
==========================================================================

10. EMPLOYEE BENEFITS:

  STOCK-BASED COMPENSATION PLAN

   The Company sponsors, and currently grants awards under, the Southwest Bancorporation of Texas, Inc. 1996 Stock Option Plan (the "Stock Option Plan", which is a stock-based compensation plan as described below. The Company has also sponsored similar stock-based compensation plans in prior years.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


   The Company applies the intrinsic value method in accounting for the Stock Option Plan and the Company' other prior stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 ("APB 25". In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123" which, if fully adopted by the Company, would change the method the Company applies in recognizing the expense of its stock-based compensation plans for awards subsequent to 1994. Adoption of the expense recognition provisions of SFAS 123 is optional and the Company decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS 123 are required by SFAS 123 and are presented below.

  THE STOCK OPTION PLAN

   Under the 1996 Stock Option Plan, the Company is authorized to issue up to 3,000,000 shares of common stock pursuant to "Awards" granted in the form of incentive stock options which qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code", nonqualified stock options which do not qualify under Section 422 of the Code, and stock appreciation rights. Awards may be granted to selected employees and directors of the Company or any subsidiary. The Stock Option Plan provides that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant, and that the exercise price of any nonqualified stock option may be equal to, greater than or less than the fair market value of the common stock on the date of grant.

   The Company granted 636,605, 353,893 and 640,552 stock options in 2000, 1999 and 1998, respectively. These stock options were granted with an exercise price, as determined in each individual grant agreement. The majority of the options granted vest over a five year period commencing on the date of grant (i.e., 60% vest on the third anniversary of the date of grant and 20% vest on each of the next two anniversaries of the date of grant) with the remaining options vesting over a period not to exceed five years.

   In accordance with APB 25, compensation expense is recognized for discounted stock options granted and for performance-based stock options granted (but not for the nondiscounted stock options granted). The Company has recognized $3, $108 and $172 of compensation expense in connection with these grants in 2000, 1999 and 1998, respectively.

   A summary of the status of the Company' stock options as of December 31, 2000, 1999, and 1998 and the change during the years is as follows:


                                                   2000                      1999                    1998
-------------------------------------------------------------------------------------------------------------------
                                                       WEIGHTED                   WEIGHTED                 WEIGHTED
                                         # SHARES       AVERAGE    # SHARES       AVERAGE      # SHARES     AVERAGE
                                         UNDERLYING    EXERCISE    UNDERLYING     EXERCISE    UNDERLYING   EXERCISE
                                          OPTIONS       PRICES      OPTIONS       PRICES       OPTIONS      PRICES
-------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of the year     2,823,171      $ 8.97     2,903,907      $ 7.08      3,007,141    $ 4.89
    Granted at a discount                       --         N/A           --         n/a          19,715      5.05
    Granted at-the-money                   636,605       19.19       353,893       14.35        620,837      8.16
-------------------------------------------------------------------------------------------------------------------
TOTAL GRANTED                              636,605       19.19       353,893       14.35        640,552      8.06
Exercised                                 (687,161)       5.26      (313,024)       3.32       (713,457)     1.26
Forfeited                                 (142,002)      15.66      (121,605)      12.71        (34,595)     6.10
Expired                                         --         N/A            --         n/a             --       n/a
Adjustment to conform reporting
  periods                                       --         N/A            --         n/a          4,266      5.86
-------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT END OF YEAR               2,630,613    $  12.06     2,823,171    $   8.97      2,903,907    $  7.08
===================================================================================================================
EXERCISABLE AT END OF YEAR               1,671,146    $   9.09     1,425,698    $   6.06        986,807    $  6.32
===================================================================================================================


SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


   The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model with the following weighted-average assumptions for grants in 2000, 1999 and 1998: dividend yield of 0.00%: risk-free interest rates are different for each grant and range from 5.18% to 6.47%; the expected lives of options range from 5 to 6 years; and a volatility of 29.30%, 28.59% and 26.77% respectively. The weighted average fair value of options granted during the year is as follows:



                                                                2000     1999     1998
---------------------------------------------------------------------------------------
Weighted-average fair value of options granted at a discount      n/a      n/a    $4.71
Weighted-average fair value of options granted at-the-money     $7.30    $5.08    $2.96
Weighted-average fair value of all options granted during
  the year                                                      $7.30    $5.08    $3.43

    The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                                  OPTIONS OUTSTANDING
                                         --------------------------------------      OPTIONS EXERCISABLE
                                                         WEIGHTED                  -----------------------
                                                          AVERAGE      WEIGHTED                   WEIGHTED
                                                         REMAINING     AVERAGE                    AVERAGE
                                           NUMBER       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
      RANGE OF EXERCISE PRICES           OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
----------------------------------------------------------------------------------------------------------
$.20 to $5.20                               463,897          *          $ 3.16        463,897      $ 3.16
$5.35 to $11.16                             810,424         5.7           8.54        739,561        8.51
$11.72 to $15.25                            198,228         8.4          12.69        103,079       11.72
$15.38 to $20.19                          1,133,364         9.1          17.74        364,609       17.07
$20.20 to $36.63                             24,700         9.6          28.82             --         n/a
----------------------------------------------------------------------------------------------------------
$.20 to $36.63                             2,630,613         *         $  12.06      1,671,146    $   9.09
==========================================================================================================

* All options, with an exercise price between $.20 to $5.20, are exercisable while the employee remains an employee at the Company and cease to be exercisable three months after termination of employment.

   If the fair value based method of accounting under SFAS 123 had been applied, the Company' net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period):

                                                 YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                          2000            1999            1998
--------------------------------------------------------------------------------
Net income
As reported                              $43,461         $31,963         $29,018
    Pro forma                            $41,812         $30,695         $27,967
Basic earnings per common share
    As reported                          $  1.34         $  1.01         $  0.97
    Pro forma                            $  1.29         $  0.97         $  0.94
Diluted earnings per common share
    As reported                          $  1.29         $  0.97         $  0.91
    Pro forma                            $  1.24         $  0.93         $  0.88


    The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

    BENEFIT PLANS

    The Company has adopted a contributory profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees (the "401-K Plan"). Each year the Company determines, at its discretion, the amount of matching contributions. The Company presently matches 100% of the employee contributions not to exceed

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


5.0% of the employee's annual compensation. Total plan expense charged to the Company's operations for the years ended December 31, 2000, 1999 and 1998 was $1,744, $1,374 and $972, respectively.

    The 401-K Plan allows for the Company to contribute up to 500,000 shares of common stock of the Company (valued at the approximate fair market value on the date of contribution) instead of cash. A total of 4,431 shares at $16.58 were issued to the 401-K Plan during the year ended December 31, 1999. No shares were issued to the 401-K Plan in 2000 and 1998.

    Prior to December 31, 2000, Citizens had a defined benefit pension plan covering substantially all of their employees. The benefits under the plan were based on years of service and the employee's final average monthly compensation. Effective December 31, 2000, the Company curtailed the defined benefit pension plan. Pursuant to the curtailment, no further benefits will be accrued under the plan from and after December 31, 2000 and no individual who is not currently a participant in the plan shall be eligible to become a participant in the plan. Each participant who is an employee at December 31, 2000 became 100% vested in their accrued benefit on December 31, 2000.

    The three wholly-owned subsidiary banks of Citizens had a profit sharing plan covering substantially all of their employees. The profit sharing plan was funded on an annual basis as determined by the Banks' Boards of Directors. Contributions to the profit sharing plan were $573, $681 and $655 for the years ended December 31, 2000, 1999 and 1998, respectively. Effective October 1, 2000, the profit sharing plan was converted to a 401(k) plan.

11. EARNINGS PER COMMON SHARE:

    Earnings per common share is computed as follows:

                                                                         YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------
                                                                       2000       1999       1998
---------------------------------------------------------------------------------------------------
Net income                                                           $ 43,461   $ 31,963   $ 29,018
Interest on 8% convertible
  debentures, net of tax                                                 --         --          516
Minority interest in net income of
  Mitchell, net of tax                                                   --         --          246
---------------------------------------------------------------------------------------------------
Net income, adjusted                                                 $ 43,461   $ 31,963   $ 29,780
===================================================================================================
Divided by average common shares and common share equivalents:
    Average common shares                                              32,397     31,743     29,794
    Average common shares issuable under the stock option plan          1,232      1,200      1,300
    Average common shares issuable with the conversion of the
      8% convertible debentures                                          --         --        1,351
    Average common shares issuable with the conversion of the
      minority interest of Mitchell                                      --         --          296
---------------------------------------------------------------------------------------------------
Total average common shares and common share equivalents               33,629     32,943     32,741
===================================================================================================
Basic earnings per common share                                      $   1.34   $   1.01   $   0.97
===================================================================================================
Diluted earnings per common share                                        1.29       0.97       0.91
===================================================================================================

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



12. COMMITMENTS AND CONTINGENCIES:

   LITIGATION

   The Company is involved in various litigation that arise in the normal course of business. In the opinion of management of the Company, after consultation with its legal counsel, such litigation will not have a material adverse effect on the Company' consolidated financial position, results of operations or cash flows.

   LEASES

   At December 31, 2000, the Company has certain noncancelable operating leases which cover the Company' premises with approximate future minimum annual rental payments as follows:


               2001                                     $ 5,196
               2002                                       4,910
               2003                                       4,664
               2004                                       4,564
               2005                                       4,494
               Thereafter                                 9,934
               ------------------------------------------------
                                                        $33,762
               ================================================


    Rent expense was $4,672, $3,937 and $3,057 for the years ended December 31, 2000, 1999 and 1998, respectively.

13. REGULATORY CAPITAL COMPLIANCE:

    The Company and the Bank are subject to regulatory risk-based capital requirements that assign risk factors to all assets, including off-balance sheet items such as loan commitments and standby letters of credit. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Capital is separated into two categories, Tier 1 and Tier 2, which combine for total capital. At December 31, 2000, the Company's and Bank's Tier 1 capital consists of their respective shareholders' equity adjusted for minority interest in equity accounts of consolidated subsidiaries, goodwill, and various other intangibles and Tier 2 consists of the allowance for loan losses subject to certain limitations. The guidelines require total capital of 8% of risk-weighted assets.

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

    As of December 31, 2000, the most recent notification from the regulators categorized the Bank and the Company as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the category.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


    The following table compares the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 2000 and 1999 to the minimum regulatory standards:

                                                                                                MINIMUM
                                                                                               TO BE WELL
                                                                       MINIMUM             CAPITALIZED UNDER
                                                                       CAPITAL             PROMPT CORRECTIVE
                                                ACTUAL              REQUIREMENTS           ACTION PROVISIONS
-------------------------------------------------------------------------------------------------------------
                                         AMOUNT       RATIO       AMOUNT       RATIO       AMOUNT       RATIO
-------------------------------------------------------------------------------------------------------------
As of December 31, 2000
  Total Capital (to Risk
    Weighted Assets):
    The Company                         $318,039      10.49%     $242,590      8.00%      $303,238      10.00%
    The Bank                             332,092      11.03%      240,954      8.00%       301,193      10.00%
  Tier I Capital (to Risk
    Weighted Assets):
    The Company                          289,889       9.56%      121,295      4.00%       242,590       8.00%
    The Bank                             303,616      10.08%      120,477      4.00%       240,954       8.00%
  Tier I Capital
    (to Average Assets):
    The Company                          289,889       7.71%      112,867      3.00%       188,111       5.00%
    The Bank                             303,616       8.12%      112,199      3.00%       186,998       5.00%
As of December 31, 1999
  Total Capital (to Risk
    Weighted Assets):
    The Company                          267,837      10.61%      201,968      8.00%       252,460      10.00%
    The Bank                             270,426      10.71%      201,956      8.00%       252,445      10.00%
  Tier I Capital (to Risk
    Weighted Assets):
    The Company                          245,401       9.72%      100,984      4.00%       201,968       8.00%
    The Bank                             248,485       9.84%      100,978      4.00%       201,956       8.00%
  Tier I Capital
    (to Average Assets):
    The Company                          245,401       7.81%       94,208      3.00%       157,013       5.00%
    The Bank                             248,485       7.88%       94,606      3.00%       157,677       5.00%

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

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


    The approximate amounts of financial instruments with off-balance sheet risk are as follows:

                                                          DECEMBER 31,   DECEMBER 31,
                                                              2000          1999
                                                            CONTRACT      CONTRACT
                                                             AMOUNT        AMOUNT
-------------------------------------------------------------------------------------
Loan commitments including unfunded lines of credit       $  1,140,589   $  1,033,780
Standby letters of credit                                      100,420         72,391
Commercial letters of credit                                     4,839          2,357
Commitments to sell mortgage loans                               5,991          1,671
Option contracts                                                 2,000          1,000
Guarantees on GNMA securities administered                      90,656        101,596

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

    The Company purchases option contracts on FNMA or FHLMC guaranteed mortgage backed securities to reduce the Company's exposure to the effects of fluctuations in interest rates on the Company's lending and secondary marketing activities. The time value portion of option premiums paid is recorded in other assets and is amortized to expense over the term of the option. Changes in the intrinsic value of options are deferred and recognized as the related mortgage loans are sold.

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

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


    The following table summarizes the carrying values and estimated fair values of financial instruments (all of which are held for purposes other than trading):

                                            DECEMBER 31, 2000           December 31, 1999
---------------------------------------------------------------------------------------------
                                          CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                           AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
---------------------------------------------------------------------------------------------
Assets
    Cash and due from banks              $  331,965    $  331,965    $  188,432    $  188,432
    Fed funds sold and other cash
      equivalents                            79,341        79,341        25,642        25,642
    Securities available for sale           848,164       848,164       831,425       831,425
    Securities held to maturity                  --            --        58,944        57,941
    Loans held for sale                      85,939        86,855        77,047        77,047
    Loans held for investment, net        2,397,348     2,476,656     1,935,859     1,871,059
    Accrued interest receivable              27,334        27,334        20,492        20,492
Liabilities
    Deposits                              3,093,870     2,924,330     2,531,633     2,527,488
    Securities sold under repurchase
      agreements                            211,800       211,800       216,838       216,838
    Other borrowings                        305,961       305,961       267,140       267,140
    Accrued interest payable                  5,505         5,505         4,072         4,072

    The fair value of the Company's off-balance sheet instruments was immaterial at December 31, 2000 and 1999.

16. SUPPLEMENTAL CASH FLOW INFORMATION:

    The supplemental cash flow information for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                                                      DECEMBER 31,
-----------------------------------------------------------------------------------------------------------
                                                                               2000       1999       1998
-----------------------------------------------------------------------------------------------------------
Cash paid for interest                                                       $120,229   $ 85,847   $ 71,114
Cash paid for income taxes                                                     21,400     18,691     12,450
Non-cash investing and financing activities:
    Tax benefit related to the exercise of certain stock options                5,075        967      1,800
    Subordinated debentures converted to common stock                            --         --       10,857
    Loans transferred to foreclosed real estate                                   411      1,326         61
    Dividends declared but unpaid                                                --          782        587
    Issuance of common stock to Fort Bend Retirement Retention Plan              --         --           58
    Reduction of debt in prior Fort Bend Employee Stock Option Plan              --         --           79
    Issuance of common stock in exchange for 49% ownership
      interest in Mitchell                                                       --        2,575       --
    Transfer of securities from held to maturity to available for sale         55,800     57,800       --

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
Southwest Bancorporation of Texas, Inc.:

    Our audits of the consolidated financial statements referred to in our report dated February 23, 2001 of Southwest Bancorporation of Texas, Inc. and Subsidiaries included on page F-2 of this Form 10-K also included an audit of the financial statement schedule listed in the index on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                    PricewaterhouseCoopers LLP

Houston, Texas
February 23, 2001

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
SCHEDULE I -- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
CONDENSED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                               DECEMBER 31,
----------------------------------------------------------------------------------------------------------------
                                                                                            2000          1999
----------------------------------------------------------------------------------------------------------------
                                     ASSETS

Cash and cash equivalents                                                               $    4,126    $    4,527
Securities -- available for sale                                                             1,189           406
Investment in subsidiary                                                                   300,875       227,010
Other assets                                                                                 4,935         1,941
----------------------------------------------------------------------------------------------------------------
         Total assets                                                                   $  311,125    $  233,884
================================================================================================================
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Other borrowings                                                                    $   13,000    $     --
    Other liabilities                                                                         --             808
----------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                  13,000           808
----------------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Common stock -- $1 par value, 75,000,000 shares authorized; 32,705,909 issued and 32,704,877 outstanding at December 31, 2000 and 32,877,395 issued
     and 32,028,726 outstanding at December 31, 1999                                        32,706        32,877
    Additional paid-in capital                                                              69,735        62,229
    Retained earnings                                                                      198,835       157,716
    Accumulated other comprehensive loss                                                    (3,107)      (15,770)
    Treasury stock, at cost -- 1,032 shares and 848,669 shares, respectively                   (44)       (3,976)
----------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                        298,125       233,076
----------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                                     $  311,125    $  233,884
================================================================================================================

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
(IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------
                                                                             2000        1999        1998
----------------------------------------------------------------------------------------------------------
Interest income:
    Loans                                                                $   --      $   --      $     76
    Securities                                                                103          63          26
----------------------------------------------------------------------------------------------------------
         Total interest income                                                103          63         102
Interest expense on borrowings                                                760         120         717
----------------------------------------------------------------------------------------------------------
         Net interest income (expense)                                       (657)        (57)       (615)
Other operating income                                                         15           7          14
----------------------------------------------------------------------------------------------------------
Operating expenses                                                            705         632       1,002
Equity in income of subsidiary                                             44,380      32,423      30,084
----------------------------------------------------------------------------------------------------------
         Income before income taxes                                        43,033      31,741      28,481
         Income tax benefit                                                  (428)       (222)       (537)
----------------------------------------------------------------------------------------------------------
Net income                                                                 43,461      31,963      29,018
Other comprehensive income, net of tax:
         Net unrealized appreciation (depreciation) on securities
           available for sale                                              12,633     (18,707)      2,540
----------------------------------------------------------------------------------------------------------
         Comprehensive income                                            $ 56,094    $ 13,256    $ 31,558
----------------------------------------------------------------------------------------------------------

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

                                                                                           YEAR ENDED
                                                                                           DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------
                                                                                  2000        1999        1998
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                                  $ 43,461    $ 31,963    $ 29,018
    Adjustments to reconcile net income to net cash provided by operating activities:
         Equity in undistributed income of subsidiary                            (40,680)    (28,120)    (24,502)
         Depreciation and amortization                                                32          33          32
         Decrease in accrued interest receivable, prepaid expenses and
           other assets                                                            2,994         585         566
         Decrease in accrued interest payable and other liabilities                 (808)        (14)       (262)
    Other, net                                                                       778          57        --
    Adjustment to conform reporting periods                                         --          --           100
-----------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                             5,777       4,504       4,952
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Proceeds from maturity of securities available for sale                         --          --           500
    Purchase of securities available for sale                                     (3,473)    (24,567)       --
    Sales of securities available for sale                                         2,690      24,161        --
    Investments in subsidiaries                                                  (18,840)    (39,000)     (1,800)
    Return of capital from subsidiaries                                             --        25,500        --
-----------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                               (19,623)    (13,906)     (1,300)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net change in other borrowings                                                13,000        --          --
    Payments of dividends on common stock by Fort Bend Holding Corp.                --          (277)       (723)
    Payments of dividends on common stock by Citizens Bankers, Inc.               (3,124)     (2,739)     (3,132)
    Net proceeds from issuance of common stock                                     3,685       1,236       2,370
    Purchase of treasury stock                                                      (116)       --           (55)
    Other, net                                                                      --           (59)       --
    Adjustment to conform reporting periods                                         --          --           143
-----------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) financing activities                  13,445      (1,839)     (1,397)
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                (401)    (11,241)      2,255
Cash and cash equivalents at beginning of period                                   4,527      15,768      13,513
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $  4,126    $  4,527    $ 15,768
=================================================================================================================

   These condensed financial statements should be read in conjunction with the
             Consolidated Financial Statements and Notes thereto of
    Southwest Bancorporation of Texas, Inc. and Subsidiaries included herein.