Form 10-Q
period 2001-03-31
SOUTHWEST BANCORP OF TEXAS INC
filed 2001-05-14
CIK 1027258

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

                      FOR THE QUARTER ENDED MARCH 31, 2001

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

                                Yes [X]  No [ ]

                            ------------------------

     There were 32,839,950 shares of the Registrant's Common Stock outstanding as of the close of business on May 7, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
  Report of Independent Accountants.........................    2
  Condensed Consolidated Balance Sheet as of March 31, 2001
     and December 31, 2000 (unaudited)......................    3
  Condensed Consolidated Statement of Income for the Three
     Months Ended March 31, 2001 and 2000 (unaudited).......    4
  Condensed Consolidated Statement of Changes in
     Shareholders' Equity for the Three Months Ended March
     31, 2001 (unaudited)...................................    5
  Condensed Consolidated Statement of Cash Flows for the
     Three Months Ended March 31, 2001 and 2000
     (unaudited)............................................    6
  Notes to Condensed Consolidated Financial Statements
     (unaudited)............................................    7
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................    9
Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk........................................   21
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings..................................   22
Item 2.  Changes in Securities and Use of Proceeds..........   22
Item 3.  Defaults upon Senior Securities....................   22
Item 4.  Submission of Matters to a Vote of Security
         Holders............................................   22
Item 5.  Other Information..................................   22
Item 6.  Exhibits and Reports on Form 8-K...................   22
Signatures..................................................   23

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Southwest Bancorporation of Texas, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiaries (the "Company") as of March 31, 2001, the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 2001 and 2000 and the condensed consolidated statement of changes in shareholders' equity for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

     We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, of changes in shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

                                          PricewaterhouseCoopers LLP

Houston, Texas
April 16, 2001

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,     DECEMBER 31,
                                                                 2001           2000
                                                              ----------    ------------
                                         ASSETS
Cash and due from banks.....................................  $  160,343     $  331,965
Federal funds sold and other cash equivalents...............      72,517         79,341
                                                              ----------     ----------
     Total cash and cash equivalents........................     232,860        411,306
Securities -- available for sale............................     797,086        848,164
Loans held for sale.........................................      66,452         85,939
Loans held for investment...................................   2,511,341      2,425,498
Allowance for loan losses...................................     (29,067)       (28,150)
Premises and equipment, net.................................      55,866         52,462
Accrued interest receivable.................................      24,977         27,334
Other assets................................................     168,758        117,789
                                                              ----------     ----------
     Total assets...........................................  $3,828,273     $3,940,342
                                                              ==========     ==========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand -- noninterest-bearing.............................  $  827,502     $  892,296
  Demand -- interest-bearing................................      61,858         62,773
  Money market accounts.....................................   1,289,858      1,154,808
  Savings...................................................      80,649         76,715
  Time, $100 and over.......................................     424,452        506,629
  Other time................................................     411,958        400,649
                                                              ----------     ----------
     Total deposits.........................................   3,096,277      3,093,870
Securities sold under repurchase agreements.................     224,083        211,800
Other borrowings............................................     155,647        305,961
Accrued interest payable....................................       5,165          5,505
Other liabilities...........................................      25,785         23,883
                                                              ----------     ----------
     Total liabilities......................................   3,506,957      3,641,019
                                                              ----------     ----------
Minority interest in consolidated subsidiary................       1,382          1,313
                                                              ----------     ----------

Commitments and contingencies
Shareholders' equity:
  Common stock -- $1 par value, 75,000,000 shares
     authorized; 32,808,402 issued and 32,807,370
     outstanding at March 31, 2001 and 32,705,909 issued and
     32,704,877 outstanding at December 31, 2000............      32,808         32,706
  Additional paid-in capital................................      71,465         69,735
  Retained earnings.........................................     211,235        198,720
  Accumulated other comprehensive income (loss).............       4,470         (3,107)
  Treasury stock, at cost -- 1,032 shares...................         (44)           (44)
                                                              ----------     ----------
     Total shareholders' equity.............................     319,934        298,010
                                                              ----------     ----------
     Total liabilities and shareholders' equity.............  $3,828,273     $3,940,342
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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Interest income:
  Loans.....................................................  $55,977    $45,796
  Securities................................................   13,593     14,339
  Federal funds sold and other..............................    1,126        569
                                                              -------    -------
     Total interest income..................................   70,696     60,704
Interest expense on deposits and other borrowings...........   31,946     26,097
                                                              -------    -------
     Net interest income....................................   38,750     34,607
Provision for loan losses...................................    1,750      1,561
                                                              -------    -------
     Net interest income after provision for loan losses....   37,000     33,046
                                                              -------    -------
Noninterest income:
  Service charges on deposit accounts.......................    5,684      4,993
  Investment services.......................................    1,693      1,388
  Other fee income..........................................    2,864      2,155
  Other operating income....................................    3,206      1,889
  Gain on sale of securities, net...........................       17          1
                                                              -------    -------
     Total noninterest income...............................   13,464     10,426
                                                              -------    -------
Noninterest expenses:
  Salaries and employee benefits............................   18,787     15,929
  Occupancy expense.........................................    4,987      4,175
  Other operating expenses..................................    8,225      7,938
                                                              -------    -------
     Total noninterest expenses.............................   31,999     28,042
                                                              -------    -------
     Income before income taxes and minority interest.......   18,465     15,430
Provision for income taxes..................................    5,920      5,187
                                                              -------    -------
     Income before minority interest........................   12,545     10,243
Minority interest...........................................       30         43
                                                              -------    -------
     Net income.............................................  $12,515    $10,200
                                                              =======    =======
Earnings per common share
  Basic.....................................................  $  0.38    $  0.32
                                                              =======    =======
  Diluted...................................................  $  0.37    $  0.31
                                                              =======    =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                        ACCUMULATED
                                            COMMON STOCK       ADDITIONAL                  OTHER                      TOTAL
                                         -------------------    PAID-IN     RETAINED   COMPREHENSIVE   TREASURY   SHAREHOLDERS'
                                           SHARES    DOLLARS    CAPITAL     EARNINGS   INCOME (LOSS)    STOCK        EQUITY
                                         ----------  -------   ----------   --------   -------------   --------   -------------
BALANCE, DECEMBER 31, 2000.............  32,704,877  $32,706    $69,735     $198,720      $(3,107)       $(44)      $298,010
  Exercise of stock options............     102,493      102      1,721                                                1,823
  Deferred compensation amortization...                               9                                                    9
  Comprehensive income:
    Net income for the three months
      ended March 31, 2001.............                                       12,515                                  12,515
    Net change in unrealized
      appreciation on securities
      available for sale, net of
      deferred taxes of $(4,091).......                                                     7,577                      7,577
                                                                                                                    --------
    Total comprehensive income.........                                                                               20,092
                                         ----------  -------    -------     --------      -------        ----       --------
BALANCE, MARCH 31, 2001................  32,807,370  $32,808    $71,465     $211,235      $ 4,470        $(44)      $319,934
                                         ==========  =======    =======     ========      =======        ====       ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
Cash flows from operating activities:
  Net income................................................  $  12,515    $  10,200
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses...............................      1,750        1,561
    Depreciation............................................      2,352        1,987
    Realized gain on securities available for sale, net.....        (17)          (1)
    Amortization............................................        608          456
    Minority interest in net income of consolidated
      subsidiary............................................         30           43
    Gain on sale of loans, net..............................       (720)        (130)
    Dividends on Federal Home Loan Bank stock...............       (505)        (232)
    Origination of loans held for sale and mortgage
      servicing rights......................................     (2,793)     (24,001)
    Proceeds from sales of loans............................     22,273       11,374
    Increase in accrued interest receivable and other
      assets................................................     (1,805)      (2,610)
    Increase in accrued interest payable and other
      liabilities...........................................      2,511        4,706
    Other, net..............................................       (275)         158
                                                              ---------    ---------
         Net cash provided by operating activities..........     35,924        3,511
                                                              ---------    ---------
Cash flows from investing activities:
  Proceeds from maturity of securities available for sale...     35,695        1,000
  Proceeds from maturity of securities held to maturity.....         --        2,875
  Principal paydowns of mortgage-backed-securities available
    for sale................................................     38,984       22,242
  Principal paydowns of mortgage-backed securities held to
    maturity................................................         --        2,319
  Proceeds from sale of securities available for sale.......         --          135
  Purchase of securities available for sale.................    (11,380)     (38,374)
  Purchase of securities held to maturity...................         --       (8,954)
  Net increase in loans receivable..........................    (87,477)    (108,782)
  Purchase of Bank-owned life insurance policies............    (50,000)          --
  Purchase of premises and equipment........................     (5,878)      (3,346)
  Proceeds from sale of premises and equipment..............        436           --
                                                              ---------    ---------
         Net cash used in investing activities..............    (79,620)    (130,885)
                                                              ---------    ---------
Cash flows from financing activities:
  Net increase (decrease) in noninterest-bearing deposits...    (64,794)      33,412
  Net increase (decrease) in time deposits..................    (70,868)      11,107
  Net increase in other interest-bearing deposits...........    138,069       84,675
  Net increase (decrease) in securities sold under
    repurchase agreements...................................     12,283       (1,662)
  Net decrease in other short-term borrowings...............   (150,299)     (17,885)
  Payments on long-term borrowings..........................        (15)         (64)
  Net proceeds from exercise of stock options...............        874          418
  Purchase of treasury stock................................         --         (117)
                                                              ---------    ---------
         Net cash provided by (used in) financing
           activities.......................................   (134,750)     109,884
                                                              ---------    ---------
Net decrease in cash and cash equivalents...................   (178,446)     (17,490)
Cash and cash equivalents at beginning of period............    411,306      214,074
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 232,860    $ 196,584
                                                              =========    =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the "Company") and its direct and indirect wholly-owned subsidiaries, Southwest Holding Delaware Inc. (the "Delaware Company") Southwest Bank of Texas National Association (the "Bank"), and Mitchell Mortgage Company, LLC ("Mitchell"). The consolidated financial statements also include the accounts of First National Bank of Bay City, a 58% owned subsidiary of the Delaware Company. In connection with the Company's merger with Citizens Bankers, Inc. ("Citizens") and acquisition of all of the assets and liabilities of Citizens Bankers Limited Partnership ("CBLP"), the historical financial data has been restated to include the accounts and operations of Citizens and CBLP for all periods presented. All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 2001 and December 31, 2000, consolidated income for the three months ended March 31, 2001 and 2000, consolidated cash flows for the three months ended March 31, 2001 and 2000, and the consolidated changes in shareholders' equity for the three months ended March 31, 2001. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

     PricewaterhouseCoopers LLP is not subject to the liability provisions of
Section 11 of the Securities Act of 1933 for their report on the unaudited financial information as of March 31, 2001 and for the three months then ended, because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

  New Accounting Pronouncement

     In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company adopted SFAS No. 133 on January 1, 2001. The impact of the adoption was not material to the Company's consolidated financial position, results of operations or cash flows as the Company does not engage in significant derivative activity.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

2. COMPREHENSIVE INCOME

     Comprehensive income consists of the following:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Net income..................................................  $12,515    $10,200
Net change in unrealized appreciation (depreciation) on
  securities available for sale, net of tax.................    7,577     (5,469)
                                                              -------    -------
Total comprehensive income..................................  $20,092    $ 4,731
                                                              =======    =======

3. EARNINGS PER COMMON SHARE:

     Earnings per common share is computed as follows:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Net income..................................................  $12,515    $10,200
                                                              =======    =======
Divided by average common shares and common share
  equivalents:
  Average common shares.....................................   32,775     32,087
  Average common shares issuable under the stock option
     plan...................................................    1,366      1,027
                                                              -------    -------
  Total average common shares and common share
     equivalents............................................   34,141     33,114
                                                              =======    =======
Basic earnings per common share.............................  $  0.38    $  0.32
                                                              =======    =======
Diluted earnings per common share...........................  $  0.37    $  0.31
                                                              =======    =======

4. SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:

     During the three months ended March 31, 2001 and 2000, the Company reduced its federal income tax liability by approximately $949,000 and $539,000, respectively, and recorded a corresponding increase to additional paid-in capital representing the tax benefit related to the exercise of certain stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: (a) the effects of future economic conditions on the Company and its customers; (b) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (c) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rates protection agreements, as well as interest rate risks; (d) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; and (e) the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

OVERVIEW

     On December 29, 2000, the Company and Citizens completed their merger, which was accounted for as a pooling of interests. The merger agreement provided for the exchange of 249.443 shares of the Company's Common Stock for each share of Citizens Stock, resulting in the issuance of approximately 3.9 million shares of Company Common Stock on a fully diluted basis.

     In a related transaction, the Company, CBLP and Baytown Land I, Ltd., the general partner of CBLP, entered into an agreement pursuant to which the Company acquired the assets and assumed the liabilities of CBLP. CBLP's primary assets and liabilities were the bank building located at 1300 Rollingbrook and the related debt to third parties. In connection with this agreement, the Company issued approximately 106,000 shares of the Company's Common Stock on a fully diluted basis. The financial data preceding the merger date has been restated to include the interests and operations of Citizens and CBLP.

     Total assets at March 31, 2001 and December 31, 2000 were $3.83 billion and $3.94 billion, respectively. Gross loans were $2.58 billion at March 31, 2001 an increase of $66.4 million or 3% from 2.51 billion at December 31, 2000. Shareholders' equity was $319.9 million and $298.0 million at March 31, 2001 and December 31, 2000, respectively.

     For the three months ended March 31, 2001, net income was $12.5 million ($0.37 per diluted share), compared to $10.2 million ($0.31 per diluted share) for the same period in 2000, an increase of 23%. Return on average assets and return on average common shareholders' equity for the three months ended March 31, 2001 was 1.32% and 16.63%, respectively.

RESULTS OF OPERATIONS

  Interest Income

     Interest income for the three months ended March 31, 2001 was $70.7 million, an increase of 10.0 million, or 16%, from the three months ended March 31, 2000. This increase is due to a $446.8 million increase in average earning assets to $3.47 billion for the three months ended March 31, 2001, a 15% increase from the same period last year.

     Interest income on loans increased $10.2 million to $56.0 million for the three months ended March 31, 2001. This was due to a $476.0 million increase in average loans outstanding during the same period. The average yield on loans was 8.91% for the three months ended March 31, 2001, an increase of 2 basis points when compared to the same period in 2000. Interest income on securities decreased to $13.6 million, a $746,000 decrease from the three month period ended March 31, 2000. This decrease was attributable to a $69.9 million decrease in average securities outstanding, down 8% when compared to the three months ended March 31, 2000.

  Interest Expense

     Interest expense on deposits and other borrowings was $31.9 million for the three months ended March 31, 2001, compared to $26.1 million for the same period in 2000. The increase in interest expense was attributable to a $384.8 million increase in average interest-bearing liabilities for the three-month comparable period. The average rate on interest bearing liabilities was 4.81% for the three months ended March 31, 2001, an increase of 25 basis points rate when compared to the same period in 2000.

  Net Interest Income

     Net interest income for the three months ended March 31, 2001 was $38.8 million compared to $34.6 million for the same period in 2000, an increase of $4.1 million, or 12%. This increase is attributable primarily to a 15% growth in average earnings assets. This growth was partially offset by an 8 basis point decrease in the net interest margin.

     During the first quarter of 2001, market interest rates declined due to actions of the Federal Reserve aimed at stimulating the national economy. This decline in interest rates has unfavorably impacted the Company's net interest margin. While additional reductions in interest rates may be expected, the Company believes that its ability to manage its interest rate sensitivity will minimize the potential adverse impact on net interest income for the year 2001. For the three months ended March 31, 2001, the net interest margin declined to 4.53% compared to 4.61% for the three months ended March 31, 2000. This decrease resulted from an increase in the cost of funds of 25 basis points from 4.56% for the three months ended March 31, 2000 to 4.81% for the three months ended March 31, 2001. This increase in the cost of funds was partially offset by an increase in the yield on earnings assets of 18 basis points, from 8.09% for the three months ended March 31, 2000 to 8.27% for the three months ended March 31, 2001.

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

                                               THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                 MARCH 31, 2001                     MARCH 31, 2000
                                        --------------------------------   --------------------------------
                                          AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                        OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                          BALANCE       PAID      RATE       BALANCE       PAID      RATE
                                        -----------   --------   -------   -----------   --------   -------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans...............................  $2,548,076    $55,977     8.91%    $2,072,059    $45,796     8.89%
  Securities..........................     835,349     13,593     6.60        905,248     14,339     6.37
  Federal funds sold and other........      82,075      1,126     5.56         41,354        569     5.53
                                        ----------    -------     ----     ----------    -------     ----
     Total interest-earning assets....   3,465,500     70,696     8.27%     3,018,661     60,704     8.09%
                                                      -------     ----                   -------     ----
Less allowance for loan losses........     (28,891)                           (23,097)
                                        ----------                         ----------
Total earning assets, net of
  allowance...........................   3,436,609                          2,995,564
Nonearning assets.....................     422,094                            298,008
                                        ----------                         ----------
     Total assets.....................  $3,858,703                         $3,293,572
                                        ==========                         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Money market and savings deposits...  $1,368,608     13,286     3.94%    $1,157,491     11,034     3.83%
  Certificates of deposits............     896,244     13,237     5.99        704,348      9,323     5.32
  Repurchase agreements and borrowed
     funds............................     424,196      5,423     5.18        442,368      5,740     5.22
                                        ----------    -------     ----     ----------    -------     ----
     Total interest-bearing
       liabilities....................   2,689,048     31,946     4.81%     2,304,207     26,097     4.56%
                                                      -------     ----                   -------     ----
Noninterest-bearing liabilities:
  Noninterest-bearing demand
     deposits.........................     828,507                            729,520
  Other liabilities...................      35,859                             27,688
                                        ----------                         ----------
     Total liabilities................   3,553,414                          3,061,415
Shareholders' equity..................     305,289                            232,157
                                        ----------                         ----------
     Total liabilities and
       shareholders' equity...........  $3,858,703                         $3,293,572
                                        ==========                         ==========
Net interest income...................                $38,750                            $34,607
                                                      =======                            =======
Net interest spread...................                            3.46%                              3.53%
                                                                  ====                               ====
Net interest margin...................                            4.53%                              4.61%
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

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                               --------------------------------------
                                                           2001 VS. 2000
                                               --------------------------------------
                                                        INCREASE (DECREASE)
                                                               DUE TO
                                               --------------------------------------
                                               VOLUME      RATE      DAYS      TOTAL
                                               -------    -------    -----    -------
                                                       (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans........................................  $10,557    $   127    $(503)   $10,181
Securities...................................   (1,030)       442     (158)      (746)
Federal funds sold and other.................      557          6       (6)       557
                                               -------    -------    -----    -------
     Total increase (decrease) in interest
       income................................   10,084        575     (667)     9,992
                                               -------    -------    -----    -------
INTEREST-BEARING LIABILITIES:
Money market and savings deposits............    2,016        357     (121)     2,252
Certificates of deposits.....................    2,535      1,481     (102)     3,914
Repurchase agreements and borrowed funds.....     (223)       (31)     (63)      (317)
                                               -------    -------    -----    -------
     Total increase (decrease) in interest
       expense...............................    4,328      1,807     (286)     5,849
                                               -------    -------    -----    -------
Increase (decrease) in net interest income...  $ 5,756    $(1,232)   $(381)   $ 4,143
                                               =======    =======    =====    =======

  Provision for Loan Losses

     The provision for loan losses was $1.8 million for the three months ended March 31, 2001, compared to $1.6 million for the three months ended March 31, 2000. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company's loan loss allowance as its loan portfolio grows and diversifies. (See -- Financial Condition -- Loan Review and Allowance for Loan Losses.)

  Noninterest Income

     Noninterest income for the three months ended March 31, 2001 was $13.5 million, an increase of $3.1 or 30%, from $10.4 million during the comparable period in 2000. The following table presents for the periods indicated the composition of noninterest income.

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Service charges on deposit accounts.........................   $ 5,684      $ 4,993
Investment services.........................................     1,693        1,388
Factoring fee income........................................     1,144          872
Loan fee income.............................................     1,484        1,117
Bank-owned life insurance income............................       920          456
Letters of credit fee income................................       320          221
Gain on sale of securities, net.............................        17            1
Other income................................................     2,202        1,378
                                                               -------      -------
     Total noninterest income...............................   $13,464      $10,426
                                                               =======      =======

     The largest component of noninterest income, service charges on deposit accounts, was up $691,000, or 14% from the prior period. This resulted from an increase in the number of deposit accounts serviced, which grew from 129,846 at March 31, 2000 to 144,749 at March 31, 2001. For the three months ended March 31, 2001, earnings on bank-owned life insurance grew to $920,000, an increase of $464,000 or 102% from $456,000 for the comparable period last year. This increase is attributable to the purchase of additional bank-owned life insurance early in the first quarter of 2001.

     Additional areas of growth included investment services and factoring fee income. Factoring fee income is derived from the financing of accounts receivable. Gross accounts receivable purchased was $28.2 million at March 31, 2001, an increase of $9.4 million from $18.8 million at March 31, 2000. Investment services income grew to $1.7 million for the three months ended March 31, 2001, an increase of $305,000 or 22% from $1.4 million for the comparable period last year. This increase is attributable to the expanding international and foreign exchange departments, as well as the continued strategic focus by the Company to increase its competitive position in providing investment services.

     Other noninterest income increased $824,000, or 60%, to $2.2 million for the three months ended March 31, 2001 compared to $1.4 million for the comparable period last year. This increase was primarily attributable to an increase in the gain on sales of loans to $720,000 for the three months ended March 31, 2001, an increase of $590,000, or 454%, from $130,000 for the comparable period last year. The principal balance of mortgage loans sold was $21.6 million during the three months ended March 31, 2001 compared to $11.2 million during the three months ended March 31, 2000.

  Noninterest Expenses

     For the three months ended March 31, 2001, noninterest expenses totaled $32.0 million, an increase of $4.0 million, or 14%, from $28.0 million during 2000. The increase in noninterest expenses was primarily due to salaries and employee benefits and occupancy expenses. The efficiency ratio improved to 61.30% for the three months ended March 31, 2001 from 62.27% for the comparable period in 2000.

     Salaries and employee benefits for the three months ended March 31, 2001 was $18.8 million, an increase of $2.9 million, or 18%, from the three months ended March 31, 2000. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth. Total full-time employees were 1,382 and 1,196 at March 31, 2001 and 2000, respectively.

     Occupancy expense increased $812,000, or 19%, to $5.0 million for the three months ended March 31, 2001. Major categories within occupancy expense are building lease expense, depreciation expense, and maintenance contract expense. Building lease expense increased to $1.5 million for the three months ended March 31, 2001 from $1.0 million for the comparable period last year, an increase of $476,000 or 46%. The Company continues to increase the rentable square feet of the Galleria corporate location to accommodate the increases in personnel. In addition, the Company leased 91,689 square feet for an operations center in downtown Houston late in the prior year. Depreciation expense increased $365,000, or 18%, to $2.4 million for the three months ended March 31, 2001. This increase was due primarily to depreciation on equipment provided to new employees and expenses related to technology upgrades throughout the Company. Maintenance contract expense for the three months ended March 31, 2001 was $624,000, a 17% or $91,000 increase from $533,000 for the same period last year. The Company has purchased maintenance contracts for major operating systems throughout the organization.

  Income Taxes

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers' salaries, less interest income from federal securities. For the three months ended March 31, 2001, the provision for income taxes was $5.9 million, an increase of $733,000, or 14%, from the $5.2 million provided for in the same period in 2000.

FINANCIAL CONDITION

  Loans Held for Investment

     Loans held for investment were $2.51 billion at March 31, 2001, an increase of $86 million or 4% from $2.43 billion at December 31, 2000.

     The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2001 and December 31, 2000:

                                              MARCH 31, 2001          DECEMBER 31, 2000
                                           ---------------------    ---------------------
                                             AMOUNT      PERCENT      AMOUNT      PERCENT
                                           ----------    -------    ----------    -------
                                                       (DOLLARS IN THOUSANDS)
Commercial and industrial................  $  997,237     39.71%    $  954,912     39.37%
Real estate:
  Construction and land development......     679,639     27.06        641,128     26.43
  1-4 family residential.................     342,775     13.65        335,934     13.85
  Commercial owner occupied..............     297,271     11.84        265,534     10.95
  Farmland...............................       5,839      0.23          5,753      0.24
  Other..................................      23,398      0.93         31,861      1.31
Consumer.................................     165,182      6.58        190,376      7.85
                                           ----------    ------     ----------    ------
Gross loans held for investment..........  $2,511,341    100.00%    $2,425,498    100.00%
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

     Generally, the Company's commercial loans are underwritten in the greater Houston metropolitan area on the basis of the borrower's ability to service such debt from cash flow. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

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

     Residential construction financing to builders generally has been originated in amounts of no more than 80% of appraised value. The Company requires a mortgage title binder and builder's risk insurance in the amount of the loan. The contractual loan payment periods for residential construction loans are generally for a six to twelve month period.

     Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans
(collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan.

     The contractual maturity ranges of the commercial and industrial and real estate construction loan portfolio and the amount of such loans with fixed interest rates and floating interest rates in each maturity range as of March 31, 2001 are summarized in the following table:

                                                            MARCH 31, 2001
                                        -------------------------------------------------------
                                                        AFTER ONE        AFTER
                                         ONE YEAR        THROUGH         FIVE
                                         OR LESS        FIVE YEARS       YEARS         TOTAL
                                        ----------      ----------      -------      ----------
                                                        (DOLLARS IN THOUSANDS)
Commercial and industrial.............  $  652,913       $315,134       $29,190      $  997,237
Real estate construction and land
  development.........................     402,734        254,677        22,228         679,639
                                        ----------       --------       -------      ----------
     Total............................  $1,055,647       $569,811       $51,418      $1,676,876
                                        ==========       ========       =======      ==========
Loans with a fixed interest rate......  $  410,703       $155,771       $24,208      $  590,682
Loans with a floating interest rate...     644,944        414,040        27,210       1,086,194
                                        ----------       --------       -------      ----------
     Total............................  $1,055,647       $569,811       $51,418      $1,676,876
                                        ==========       ========       =======      ==========

  Loans Held for Sale

     Loans held for sale of $66.5 million at March 31, 2001 decreased from $85.9 million at December 31, 2000 as a result of sales due to favorable market conditions. These loans are carried at the lower of cost or market and typically sold to investors within one year of origination.

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

     Management believes that the allowance for loan losses at March 31, 2001 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at March 31, 2001.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                              THREE MONTHS
                                                                 ENDED        YEAR ENDED
                                                               MARCH 31,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning balance................    $28,150        $22,436
Provision charged against operations........................      1,750          7,053
Charge-offs.................................................       (989)        (2,093)
Recoveries..................................................        156            754
                                                                -------        -------
Allowance for loan losses, ending balance...................    $29,067        $28,150
                                                                =======        =======
Allowance to period-end loans...............................       1.16%          1.16%
Net charge-offs to average loans............................       0.14%          0.06%
Allowance to period-end nonperforming loans.................     397.20%        297.82%

     The following table describes the allocation for loan losses among various categories of loans and certain other information for the dates indicated. Portions of the allowance for loan losses are allocated to cover the estimated losses inherent in particular risk categories of loans. The allocation of the allowance for loan losses is based upon the Company's loss experience over a period of years and is adjusted for subjective factors such as economic trends, performance trends, portfolio age and concentrations of credit. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                         MARCH 31, 2001         DECEMBER 31, 2000
                                                      ---------------------   ---------------------
                                                                PERCENT OF              PERCENT OF
                                                                 LOANS TO                LOANS TO
                                                      AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS
                                                      -------   -----------   -------   -----------
                                                                 (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses applicable to:
Commercial and industrial...........................  $12,427      39.71%     $12,219      39.37%
Real estate:
  Construction and land development.................    6,038      27.06        5,733      26.43
  1-4 family residential............................    3,338      13.65        3,294      13.85
  Commercial owner occupied.........................    3,085      11.84        2,676      10.95
  Farmland..........................................       40       0.23           40       0.24
  Other.............................................      997       0.93        1,253       1.31
Consumer............................................    3,142       6.58        2,935       7.85
                                                      -------     ------      -------     ------
Total allowance for loan losses.....................  $29,067     100.00%     $28,150     100.00%
                                                      =======     ======      =======     ======

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

     Nonperforming assets were $8.5 million at March 31, 2001 compared with $9.9 million at December 31, 2000. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.34% and 0.41% at March 31, 2001 and December 31, 2000, respectively. Nonaccrual loans, the largest component of nonperforming assets, were $6.3 million at March 31, 2001, a decrease of $2.0 million from $8.3 million at December 31, 2000. This decrease is primarily due to the reclassification of a $1.1 million loan secured by two houses and real estate. One of these houses was sold during the quarter and one is under contract at March 31, 2001. The real estate has been foreclosed and is classified as other real estate and foreclosed property.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
Nonaccrual loans............................................   $6,336        $8,345
Accruing loans 90 or more days past due.....................      982         1,107
Other real estate and foreclosed property...................    1,222           454
                                                               ------        ------
          Total non-performing assets.......................   $8,540        $9,906
                                                               ======        ======
Nonperforming assets to total loans and other real estate...     0.34%         0.41%

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

     A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Company's impaired loans were approximately $8.8 million and $10.8 million at March 31, 2001 and December 31, 2000, respectively. The largest component of impaired loans at March 31, 2001 and December 31, 2000 is a secured relationship which is expected to be a long term workout. The balance outstanding to this borrower was $5.4 million and $5.5 million at March 31, 2001 and December 31, 2000, respectively. The average recorded investment in impaired loans during the three months ended March 31, 2001 and the year ended December 31, 2000 was $9.8 million and $9.3 million, respectively. The total required allowance for loan losses related to these loans was $875,000 and $1.0 million for each reported period, respectively. Interest income on impaired loans of $275,000 and $1.1 million was recognized for cash payments received during the three months ended March 31, 2001 and the year ended December 31, 2000, respectively.

  Securities

     At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities classified as held to maturity are stated at cost increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale at March 31, 2001 which allows the Company to manage its investment portfolio more effectively and to enhance the average yield on the portfolio.

The amortized cost and approximate fair value of securities classified as available for sale is as follows:

                                                                    MARCH 31, 2001
                                                  ---------------------------------------------------
                                                                    GROSS UNREALIZED
                                                  AMORTIZED       --------------------         FAIR
                                                    COST           GAIN         LOSS          VALUE
                                                  ---------       ------       -------       --------
                                                                (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE:
U.S. Government securities......................  $121,383        $1,927       $  (114)      $123,196
Mortgage-backed securities......................   602,108         7,227        (2,826)       606,509
Federal Reserve Bank stock......................     3,949          --           --             3,949
Federal Home Loan Bank stock....................    18,477          --           --            18,477
Other securities................................    44,261           709           (15)        44,955
                                                  --------        ------       -------       --------
     TOTAL SECURITIES AVAILABLE FOR SALE........  $790,178        $9,863       $(2,955)      $797,086
                                                  ========        ======       =======       ========

                                                                   DECEMBER 31, 2000
                                                  ---------------------------------------------------
                                                                    GROSS UNREALIZED
                                                  AMORTIZED       --------------------         FAIR
                                                    COST           GAIN         LOSS          VALUE
                                                  ---------       ------       -------       --------
                                                                (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE:
U.S. Government securities......................  $169,069        $1,080       $  (819)      $169,330
Mortgage-backed securities......................   618,523         2,088        (7,395)       613,216
Federal Reserve Bank stock......................     3,949          --           --             3,949
Federal Home Loan Bank stock....................    17,972          --           --            17,972
Other securities................................    43,411           335           (49)        43,697
                                                  --------        ------       -------       --------
     TOTAL SECURITIES AVAILABLE FOR SALE........  $852,924        $3,503       $(8,263)      $848,164
                                                  ========        ======       =======       ========

     Securities totaled $797.1 million at March 31, 2001, a decrease of $51.1 million from $848.2 million at December 31, 2000. The yield on the securities portfolio for the three months ended March 31, 2001 was 6.60% while the yield was 6.37% for the three months ended March 31, 2000.

     The Company has no mortgage-backed securities that have been issued by non-agency entities. Included in the Company's mortgage-backed securities at March 31, 2001 were agency issued collateral mortgage obligations with a book value of $253.5 million and a fair value of $255.5 million.

     At March 31, 2001, $466.0 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At March 31, 2001, approximately $100.4 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly were less susceptible to declines in value should interest rates increase.

     In connection with the Citizens merger, the Company transferred all of Citizens' held to maturity debt securities to the available for sale category in 2000. The amortized cost of these securities at the time of transfer was $55.8 million and the unrealized gain was $267,000 ($174,000 net of income taxes).

     The following table summarizes the contractual maturity of investments (including securities, federal funds sold, and interest-bearing deposits) and their weighted average yields at March 31, 2001. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a separate component of other comprehensive income.

                                                                    MARCH 31, 2001
                           ------------------------------------------------------------------------------------------------
                                                   AFTER ONE          AFTER FIVE
                                                   YEAR BUT            YEARS BUT
                                WITHIN              WITHIN              WITHIN               AFTER
                               ONE YEAR           FIVE YEARS           TEN YEARS           TEN YEARS
                           -----------------   -----------------   -----------------   -----------------
                           AMORTIZED           AMORTIZED           AMORTIZED           AMORTIZED
                             COST      YIELD     COST      YIELD     COST      YIELD     COST      YIELD    TOTAL     YIELD
                           ---------   -----   ---------   -----   ---------   -----   ---------   -----   --------   -----
                                                                (DOLLARS IN THOUSANDS)
U.S. Government
  securities.............  $ 32,946    6.23%   $ 83,952    6.32%    $ 4,485    6.18%   $  --        -- %   $121,383   6.29%
Mortgage-backed
  securities.............     4,910    4.93      57,430    6.09      73,741    6.46     466,027    6.45     602,108   6.41
Federal Reserve Bank
  stock..................     3,949    6.00       --        --        --        --        --        --        3,949   6.00
Federal Home Loan Bank
  stock..................    18,477    6.60       --        --        --        --        --        --       18,477   6.60
Other securities.........     7,880    5.06      17,242    6.12       8,268    4.94      10,871    7.49      44,261   6.05
Federal funds sold.......    64,808    5.67       --        --        --        --        --        --       64,808   5.67
Interest-bearing
  deposits...............     7,709    6.52       --        --        --        --        --        --        7,709   6.52
                           --------    ----    --------    ----     -------    ----    --------    ----    --------   ----
    Total investments....  $140,679    5.92%   $158,624    6.21%    $86,494    6.30%   $476,898    6.48%   $862,695   6.32%
                           ========    ====    ========    ====     =======    ====    ========    ====    ========   ====

  Other Assets

     Other assets were $168.8 million at March 31, 2001, an increase of $51.0 million from $117.8 million at December 31, 2000. This increase is attributable to the purchase of $50 million of additional bank-owned life insurance in the first quarter of 2001. Significant components within other assets at March 31, 2001 include the cash value of bank-owned life insurance of $79.1 million and accounts receivable purchased of $28.2 million.

  Deposits

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market and time accounts. The Company relies primarily on customer service, advertising and comparative pricing policies to attract and retain these deposits. As of March 31, 2001, the Company had less than one percent of its deposits classified as brokered funds and does not anticipate any significant increase. Deposits provide the primary source of funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average demand deposits to average total deposits for the periods ended March 31, 2001 and December 31, 2000 was 28.77% and 29.50%, respectively.

     The average daily balances and weighted average rates paid on deposits for the three months ended March 31, 2001 and the year ended December 31, 2000, are presented below:

                                                         MARCH 31, 2001           DECEMBER 31, 2000
                                                      --------------------       --------------------
                                                        AMOUNT        RATE         AMOUNT        RATE
                                                      ----------      ----       ----------      ----
                                                                  (DOLLARS IN THOUSANDS)
NOW accounts........................................  $   61,373      0.93%      $   58,093      1.09%
Regular savings.....................................      76,577      2.20           74,380      2.28
Premium Yield.......................................     828,028      4.80          659,979      5.25
Money market savings................................     402,630      2.96          425,414      3.16
CD's less than $100,000.............................     311,391      5.75          289,183      5.32
CD's $100,000 and over..............................     466,460      6.21          464,470      6.17
IRA's, QRP's and other..............................     118,393      5.73           75,394      5.66
                                                      ----------      ----       ----------      ----
     Total interest-bearing deposits................   2,264,852      4.75%      $2,046,913      4.82%
                                                                      ====       ----------      ====
Noninterest-bearing deposits........................     828,507                    774,111
                                                      ----------                 ----------
     Total deposits.................................  $3,093,359                 $2,821,024
                                                      ==========                 ==========

     The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

                                                         MARCH 31, 2001   DECEMBER 31, 2000
                                                         --------------   -----------------
                                                               (DOLLARS IN THOUSANDS)
3 months or less.......................................     $213,476          $265,232
Between 3 months and 6 months..........................       79,662           124,144
Between 6 months and 1 year............................       80,184            61,774
Over 1 year............................................       51,130            55,479
                                                            --------          --------
     Total time deposits $100,000 and over.............     $424,452          $506,629
                                                            ========          ========

  Borrowings

     Securities sold under repurchase agreements and other borrowings, consisting of federal funds purchased treasury, tax and loan deposits and other bank borrowings, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                                              MARCH 31,       DECEMBER 31,
                                                                2001              2000
                                                              ---------       ------------
                                                                 (DOLLARS IN THOUSANDS)
Securities sold under repurchase agreements:
     Average................................................  $238,016          $209,816
     Period-end.............................................   224,083           211,800
     Maximum month-end balance during period................   246,189           241,834
Interest rate:
     Average................................................      4.69%             4.69%
     Period-end.............................................      4.71%             4.89%
Other borrowings:
     Average................................................  $186,180          $205,213
     Period-end.............................................   155,647           305,961
     Maximum month-end balance during period................   376,509           380,121
Interest rate:
     Average................................................      5.82%             6.39%
     Period-end.............................................      5.45%             6.83%

     Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

  Liquidity and Capital Resources

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the three months ended March 31, 2001, the Company's liquidity needs have primarily been met by growth in core deposits. The cash and federal funds sold position, supplemented by amortizing securities and loan portfolios, have generally created an adequate liquidity position.

     The Company's risk-based capital ratios including Leverage Capital, Tier I Risk-Based Capital and the Total Risk-Based Capital Ratio were 8.22%, 10.31% and 11.27%, respectively, at March 31, 2001.

  Other Matters

     In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company adopted SFAS No. 133 on January 1, 2001. The impact of the adoption was not material to the Company's consolidated financial position, results of operations or cash flows as the Company does not engage in significant derivative activity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURERS ABOUT MARKET RISK

     There have been no material changes since December 31, 2000. See the Company's Annual Report on Form 10-K, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Interest Rate Sensitivity and Liquidity."

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.) Exhibits:

     3.1 Articles of Incorporation of the Company, Restated as of May 1, 2001 (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement No. 333-60190).

     3.2 Bylaws of the Company, Restated as of December 31, 1996 (incorporated by reference to Exhibit 3.2 to the Company's Form S-1 Registration Statement No. 333-16509).

     +10.1  Non-Employee Director Stock Plan (incorporated by reference to
            Exhibit 4.3 to the Company's Form S-8 Registration Statement No. 333-60190).

     +10.2 Form of Stock Conversion Election Form under Non-Employee Director Stock Plan (incorporated by reference to Exhibit 4.4 to the Company's Form S-8 Registration Statement No. 333-60190).

     +10.3 Restricted Stock Plan (incorporated by reference to Appendix B to the Company's Proxy Statement dated March 16, 2001 for its 2001 Annual Meeting of Shareholders).

     +10.4 Form of Restricted Stock Agreement under the Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to the Company's Form S-8 Registration Statement No. 333-60190).

     +10.5 Employment Agreement between the Company and John H. Echols (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 2, 2001).

     *15.1  Awareness Letter of PricewaterhouseCoopers LLP.

b.) Reports on Form 8-K:

     Two reports on Form 8-K were filed by the Company during the three months ended March 31, 2001:

             i.) A Current Report on Form 8-K dated December 29, 2000 was filed on January 2, 2001; Item 2 and Item 7(c).

             ii.) A Current Report on Form 8-K dated January 18, 2001 was filed on January 19, 2001; Item 7(c).
---------------

* Filed herewith

+ Management contract.

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

                   SIGNATURE                                     TITLE                        DATE
                   ---------                                     -----                        ----

            /s/ PAUL B. MURPHY, JR.               Director, President and Chief              May 11, 2001
------------------------------------------------    Executive Officer
              PAUL B. MURPHY, JR.                   (Principal Executive Officer)

              /s/ DAVID C. FARRIES                Executive Vice President,                  May 11, 2001
------------------------------------------------    Treasurer and Secretary
                DAVID C. FARRIES                    (Principal Financial Officer)

             /s/ R. JOHN McWHORTER                Senior Vice President and Controller       May 11, 2001
------------------------------------------------    (Principal Accounting Officer)
               R. JOHN MCWHORTER

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER     DESCRIPTION
  -------     -----------

    15.1      Awareness Letter of PricewaterhouseCoopers LLP.