Form 10-Q
period 2001-06-30
SOUTHWEST BANCORP OF TEXAS INC
filed 2001-08-08
CIK 1027258

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

                      FOR THE QUARTER ENDED JUNE 30, 2001

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

                                Yes [X]  No [ ]

                            ------------------------

     There were 32,872,638 shares of the Registrant's Common Stock outstanding as of the close of business on August 1, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
  Report of Independent Accountants.........................    2
  Condensed Consolidated Balance Sheet as of June 30, 2001
     and December 31, 2000
     (unaudited)............................................    3
  Condensed Consolidated Statement of Income for the Three
     and Six Months Ended June 30, 2001 and 2000
     (unaudited)............................................    4
  Condensed Consolidated Statement of Changes in
     Shareholders' Equity for the Six Months Ended June 30,
     2001 (unaudited).......................................    5
  Condensed Consolidated Statement of Cash Flows for the Six
     Months Ended June 30, 2001 and 2000 (unaudited)........    6
  Notes to Condensed Consolidated Financial Statements......    7
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................    9
Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk........................................   24
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings..................................   25
Item 2.  Changes in Securities and Use of Proceeds..........   25
Item 3.  Defaults upon Senior Securities....................   25
Item 4.  Submission of Matters to a Vote of Security
         Holders............................................   25
Item 5.  Other Information..................................   25
Item 6.  Exhibits and Reports on Form 8-K...................   26
Signatures..................................................   27

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Southwest Bancorporation of Texas, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiaries (the "Company") as of June 30, 2001, the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2001 and 2000, the condensed consolidated statement of changes in shareholders' equity for the six-month period ended June 30, 2001 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, of changes in shareholders' equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 23, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          PricewaterhouseCoopers LLP

Houston, Texas
July 19, 2001

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              ----------    ------------
                                         ASSETS
Cash and due from banks.....................................  $  222,485     $  331,965
Federal funds sold and other cash equivalents...............      71,150         79,341
                                                              ----------     ----------
     Total cash and cash equivalents........................     293,635        411,306
Securities available for sale...............................     807,528        848,164
Loans held for sale.........................................      81,669         85,939
Loans held for investment...................................   2,545,655      2,425,498
Allowance for loan losses...................................     (30,590)       (28,150)
Premises and equipment, net.................................      57,617         52,462
Accrued interest receivable.................................      22,408         27,334
Other assets................................................     159,499        117,789
                                                              ----------     ----------
     Total assets...........................................  $3,937,421     $3,940,342
                                                              ==========     ==========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand -- noninterest-bearing.............................  $  875,128     $  892,296
  Demand -- interest-bearing................................      33,246         62,773
  Money market accounts.....................................   1,350,415      1,154,808
  Savings...................................................      81,753         76,715
  Time, $100 and over.......................................     543,717        506,629
  Other time................................................     365,737        400,649
                                                              ----------     ----------
     Total deposits.........................................   3,249,996      3,093,870
Securities sold under repurchase agreements.................     231,668        211,800
Other borrowings............................................     101,300        305,961
Accrued interest payable....................................       3,727          5,505
Other liabilities...........................................      17,585         23,883
                                                              ----------     ----------
     Total liabilities......................................   3,604,276      3,641,019
                                                              ----------     ----------
Minority interest in consolidated subsidiary................       1,410          1,313
                                                              ----------     ----------

Commitments and contingencies
Shareholders' equity:
  Common stock -- $1 par value, 150,000,000 shares
     authorized, 32,864,901 issued and 32,863,869
     outstanding at June 30, 2001 and 75,000,000 shares
     authorized, 32,705,909 issued and 32,704,877
     outstanding at December 31, 2000.......................      32,865         32,706
  Additional paid-in capital................................      72,390         69,735
  Retained earnings.........................................     223,779        198,720
  Accumulated other comprehensive income (loss).............       2,745         (3,107)
  Treasury stock, at cost -- 1,032 shares...................         (44)           (44)
                                                              ----------     ----------
     Total shareholders' equity.............................     331,735        298,010
                                                              ----------     ----------
     Total liabilities and shareholders' equity.............  $3,937,421     $3,940,342
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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    ------------------    --------------------
                                                     2001       2000        2001        2000
                                                    -------    -------    --------    --------
Interest income:
  Loans...........................................  $51,832    $50,966    $107,809    $ 96,762
  Securities......................................   12,841     14,434      26,434      28,773
  Federal funds sold and other....................      754        619       1,880       1,188
                                                    -------    -------    --------    --------
     Total interest income........................   65,427     66,019     136,123     126,723
Interest expense on deposits and other
  borrowings......................................   26,908     29,131      58,854      55,228
                                                    -------    -------    --------    --------
     Net interest income..........................   38,519     36,888      77,269      71,495
Provision for loan losses.........................    1,750      1,896       3,500       3,457
                                                    -------    -------    --------    --------
     Net interest income after provision for loan
       losses.....................................   36,769     34,992      73,769      68,038
                                                    -------    -------    --------    --------
Noninterest income:
  Service charges on deposit accounts.............    6,096      4,969      11,780       9,962
  Investment services.............................    1,702      1,526       3,395       2,914
  Other fee income................................    2,488      2,202       5,352       4,357
  Other operating income..........................    3,736      1,723       6,942       3,612
  Gain (loss) on sale of securities, net..........        8         (3)         25          (2)
                                                    -------    -------    --------    --------
     Total noninterest income.....................   14,030     10,417      27,494      20,843
                                                    -------    -------    --------    --------
Noninterest expenses:
  Salaries and employee benefits..................   19,496     16,317      38,283      32,246
  Occupancy expense...............................    5,083      4,221      10,070       8,396
  Other operating expenses........................    7,745      7,747      15,970      15,685
                                                    -------    -------    --------    --------
     Total noninterest expenses...................   32,324     28,285      64,323      56,327
                                                    -------    -------    --------    --------
     Income before income taxes and minority
       interest...................................   18,475     17,124      36,940      32,554
Provision for income taxes........................    5,914      5,769      11,834      10,956
                                                    -------    -------    --------    --------
     Income before minority interest..............   12,561     11,355      25,106      21,598
Minority interest.................................       17         39          47          82
                                                    -------    -------    --------    --------
     Net income...................................  $12,544    $11,316    $ 25,059    $ 21,516
                                                    =======    =======    ========    ========
Earnings per common share
  Basic...........................................  $  0.38    $  0.35    $   0.76    $   0.67
                                                    =======    =======    ========    ========
  Diluted.........................................  $  0.37    $  0.34    $   0.73    $   0.65
                                                    =======    =======    ========    ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                        ACCUMULATED
                                                                                           OTHER
                                            COMMON STOCK       ADDITIONAL              COMPREHENSIVE                  TOTAL
                                         -------------------    PAID-IN     RETAINED      INCOME       TREASURY   SHAREHOLDERS'
                                           SHARES    DOLLARS    CAPITAL     EARNINGS      (LOSS)        STOCK        EQUITY
                                         ----------  -------   ----------   --------   -------------   --------   -------------
BALANCE AT DECEMBER 31, 2000...........  32,704,877  $32,706    $69,735     $198,720      $(3,107)       $(44)      $298,010
  Exercise of stock options............     158,992      159      2,600                                                2,759
  Deferred compensation amortization...                              55                                                   55
  Comprehensive income:
    Net income for the six months ended
      June 30, 2001....................                                       25,059                                  25,059
    Net change in unrealized
      appreciation on securities
      available for sale, net of
      deferred taxes of $3,215.........                                                     5,852                      5,852
                                                                                                                    --------
    Total comprehensive income.........                                                                               30,911
                                         ----------  -------    -------     --------      -------        ----       --------
BALANCE AT JUNE 30, 2001...............  32,863,869  $32,865    $72,390     $223,779      $ 2,745        $(44)      $331,735
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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              --------    ---------
Cash flows from operating activities:
  Net income................................................  $ 25,059    $  21,516
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses...............................     3,500        3,457
    Depreciation............................................     4,940        4,013
    Realized (gain) loss on securities available for sale,
      net...................................................       (25)           2
    Amortization............................................     1,269          905
    Minority interest in net income of consolidated
      subsidiary............................................        47           82
    Gain on sale of loans, net..............................    (1,796)        (417)
    Dividends on Federal Home Loan Bank stock...............      (644)        (482)
    Origination of loans held for sale and mortgage
      servicing rights......................................   (68,144)     (32,320)
    Proceeds from sales of loans............................    72,773       22,846
    (Increase) decrease in accrued interest receivable and
      other assets..........................................    11,629      (15,396)
    Increase (decrease) in accrued interest payable and
      other liabilities.....................................    (6,706)       5,671
    Other, net..............................................      (302)         (42)
                                                              --------    ---------
         Net cash provided by operating activities..........    41,600        9,835
                                                              --------    ---------
Cash flows from investing activities:
  Proceeds from maturity of securities available for sale...    99,762        3,000
  Proceeds from maturity of securities held to maturity.....        --        3,020
  Principal paydowns of mortgage-backed securities available
    for sale................................................    65,614       49,692
  Principal paydowns of mortgage-backed securities held to
    maturity................................................        --        2,073
  Proceeds from sale of securities available for sale.......    25,920          136
  Purchase of securities available for sale.................  (150,784)     (78,074)
  Purchase of securities held to maturity...................        --       (7,413)
  Purchase of Federal Reserve Bank stock....................        --         (801)
  Proceeds from redemption of Federal Home Loan Bank
    stock...................................................    10,126           --
  Net increase in loans receivable..........................  (122,573)    (277,177)
  Purchase of Bank-owned life insurance policies............   (50,000)          --
  Purchase of premises and equipment........................   (10,727)      (6,484)
  Proceeds from sale of premises and equipment..............       984           48
  Purchase of mortgage servicing rights.....................      (315)          --
                                                              --------    ---------
         Net cash used in investing activities..............  (131,993)    (311,980)
                                                              --------    ---------
Cash flows from financing activities:
  Net increase (decrease) in noninterest-bearing deposits...   (17,168)      94,877
  Net increase in time deposits.............................     2,176      174,142
  Net increase in other interest-bearing deposits...........   171,118       64,434
  Net increase in securities sold under repurchase
    agreements..............................................    19,868       17,836
  Net increase (decrease) in other short-term borrowings....  (204,498)      13,025
  Payments on long-term borrowings..........................      (163)        (131)
  Net proceeds from exercise of stock options...............     1,389        2,008
  Purchase of treasury stock................................        --         (117)
  Payment of dividends on common stock......................        --         (780)
                                                              --------    ---------
         Net cash provided by (used in) financing
           activities.......................................   (27,278)     365,294
                                                              --------    ---------
Net increase (decrease) in cash and cash equivalents........  (117,671)      63,149
Cash and cash equivalents at beginning of period............   411,306      214,074
                                                              --------    ---------
Cash and cash equivalents at end of period..................  $293,635    $ 277,223
                                                              ========    =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the "Company") and its direct and indirect wholly-owned subsidiaries, Southwest Holding Delaware, Inc. (the "Delaware Company"), Southwest Bank of Texas National Association (the "Bank"), and Mitchell Mortgage Company, LLC ("Mitchell"). The consolidated financial statements also include the accounts of First National Bank of Bay City, a 58% owned subsidiary of the Delaware Company. In connection with the Company's December 2000 merger with Citizens Bankers, Inc. ("Citizens") and acquisition of all of the assets and liabilities of Citizens Bankers Limited Partnership ("CBLP"), the historical financial data has been restated to include the accounts and operations of Citizens and CBLP for all periods prior to the merger date. All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 2001 and December 31, 2000, consolidated income for the three and six month periods ended June 30, 2001 and 2000, consolidated cash flows for the six month periods ended June 30, 2001 and 2000 and the consolidated changes in shareholders' equity for the six month period ended June 30, 2001. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

     PricewaterhouseCoopers LLP is not subject to the liability provisions of
Section 11 of the Securities Act of 1933 for their report on the unaudited financial information as of June 30, 2001 and for the three months and six months then ended, because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

  New Accounting Pronouncement

     On June 29, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 amends APB Opinion No. 16, Business Combinations, to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of the final Statement. SFAS No. 142 amends APB Opinion No. 17, Intangible Assets, by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment. SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach.

     The provisions of SFAS No. 141 and SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. SFAS No. 142 must be adopted at the beginning of a fiscal year. The Company is currently evaluating the impact of the adoption of these Statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

2. COMPREHENSIVE INCOME

     Comprehensive income consists of the following:

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              ------------------    ------------------
                                               2001       2000       2001       2000
                                              -------    -------    -------    -------
Net income..................................  $12,544    $11,316    $25,059    $21,516
Net change in unrealized appreciation
  (depreciation) on securities available for
  sale, net of tax..........................   (1,726)     1,871      5,852     (3,598)
                                              -------    -------    -------    -------
Total comprehensive income..................  $10,818    $13,187    $30,911    $17,918
                                              =======    =======    =======    =======

3. EARNINGS PER COMMON SHARE

     Earnings per common share is computed as follows:

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              ------------------    ------------------
                                               2001       2000       2001       2000
                                              -------    -------    -------    -------
Net income..................................  $12,544    $11,316    $25,059    $21,516
Divided by average common shares and common
  share equivalents:
  Average common shares.....................   32,838     32,325     32,807     32,207
  Average common shares issuable under the
     stock option plan......................    1,199      1,007      1,293      1,017
                                              -------    -------    -------    -------
  Total average common shares and common
     share equivalents......................   34,037     33,332     34,100     33,224
                                              =======    =======    =======    =======
Basic earnings per common share.............  $  0.38    $  0.35    $  0.76    $  0.67
                                              =======    =======    =======    =======
Diluted earnings per common share...........  $  0.37    $  0.34    $  0.73    $  0.65
                                              =======    =======    =======    =======

4. SUPPLEMENTAL NONCASH FINANCING ACTIVITIES

     During the six months ended June 30, 2001 and 2000, the Company reduced its federal income tax liability by approximately $1.4 million and $2.6 million, respectively, and recorded a corresponding increase to additional paid-in capital representing the tax benefit related to the exercise of certain stock options.

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

OVERVIEW

     On December 29, 2000, the Company and Citizens Bankers, Inc. ("Citizens") completed their merger, which was accounted for as a pooling of interests. The merger agreement provided for the exchange of 249.443 shares of the Company's Common Stock for each share of Citizens Stock, resulting in the issuance of approximately 3.9 million shares of Company Common Stock on a fully diluted basis.

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

     Total assets at June 30, 2001 and December 31, 2000 were $3.94 billion. Gross loans were $2.63 billion at June 30, 2001, an increase of $115.9 million or 5% from $2.51 billion at December 31, 2000. Shareholders' equity was $331.7 million and $298.0 million at June 30, 2001 and December 31, 2000, respectively.

     For the six months ended June 30, 2001, net income was $25.1 million ($0.73 per diluted share) compared to $21.5 million ($0.65 per diluted share) for the same period in 2000, an increase of 16%. For the three months ended June 30, 2001, net income was $12.5 million ($0.37 per diluted share) compared to $11.3 million ($0.34 per diluted share) for the same period in 2000, an increase of 11%. Return on average assets and return on average common shareholders' equity for the three months ended June 30, 2001 was 1.30% and 15.56%, respectively, as compared to 1.32% and 18.57% for the three months ended June 30, 2000.

RESULTS OF OPERATIONS

  Interest Income

     Interest income for the three months ended June 30, 2001 was $65.4 million, a decrease of $592,000, or 1%, from the three months ended June 30, 2000. This decrease in interest income is due to a decrease in the average yield on interest-earning assets to 7.57% for the three months ended June 30, 2001, a decrease of 79 basis points when compared to the same period in 2000. This decrease is partially offset by a $292.5 million increase in average earning assets to $3.47 billion for the three months ended June 30, 2001, a 9% increase from the same period last year. For the six months ended June 30, 2001, interest income was $136.1 million, a $9.4 million, or 7%, increase from the same period a year ago. This increase in interest income is due to a $368.4 million increase in average earning assets to $3.47 billion for the six months ended June 30, 2001, a 12% increase from the same period last year.

     Interest income on loans increased $866,000 to $51.8 million for the three months ended June 30, 2001. This was due to a $355.2 million increase in average loans outstanding during the same period. The average yield on loans was 8.06% for the three months ended June 30, 2001, a decrease of 116 basis points when compared to the same period in 2000. Interest income on securities decreased to $12.8 million, a $1.6 million decrease from the three month period ended June 30, 2000. This decrease was attributable to a $89.8 million decrease in average securities outstanding, down 10% when compared to the three months ended June 30, 2000.

     For the six months ended June 30, 2001, interest income on loans increased 11% to $107.8 million, up from $96.8 million for the same period last year. This was due to a $415.9 million increase in average loans outstanding during the same period. The average yield on loans was 8.48% for the six months ended June 30, 2001, a decrease of 58 basis points when compared to the same period in 2000. Interest income on securities decreased to $26.4 million, a decrease of $2.3 million, or 8%, from the six month period ended June 30, 2000. This decrease was attributable to a $80.3 million decrease in average securities outstanding, down 9% when compared to the six months ended June 30, 2000. This decrease was partially offset by an increase in the average yield on securities to 6.41% for the six months ended June 30, 2001 compared to 6.34% for the same period in 2000.

  Interest Expense

     Interest expense on deposits and other borrowings for the three months ended June 30, 2001 was $26.9 million, a decrease of $2.2 million, or 8%, from the three months ended June 30, 2000. This decrease in interest expense was attributable to a decrease in the average rate on interest-bearing liabilities to 3.97% for the period, a decrease of 88 basis points when compared to the same period in 2000. This decrease is partially offset by a $299.3 million increase in average interest-bearing liabilities to $2.72 billion for the three months ended June 30, 2001, an increase of 12% from the same period last year.

     Interest expense on deposits and other borrowings for the six months ended June 30, 2001 was $58.9 million, an increase of $3.6 million, or 7%, from the six months ended June 30, 2000. This increase in interest expense was attributable to a $355.5 million increase in average interest-bearing liabilities to $2.72 billion for the six months ended June 30, 2001, an increase of 15% from the same period last year. This increase is partially offset by a decrease in the average rate on interest-bearing liabilities to 4.37% for the period, a decrease of 34 basis points when compared to the same period in 2000.

  Net Interest Income

     Net interest income was $38.5 million for the three months ended June 30, 2001, compared with $36.9 million for the same period in 2000, an increase of 4%. For the six months ended June 30, 2001, net interest income increased 8% from the same period in 2000 to $77.3 million. The increase in net interest income during the three and six months ended June 30, 2001 is attributable to growth in average interest-earning assets, primarily loans, partially offset by decreases in the net interest margin of 22 basis points and 15 basis points, respectively.

     During the first half of 2001, market interest rates declined due to actions of the Federal Reserve aimed at stimulating the national economy. This decline in interest rates has unfavorably impacted the Company's net interest margin. While additional reductions in interest rates may be expected, the Company believes that its ability to manage its interest rate sensitivity will minimize the potential adverse impact on net interest income for the year 2001.

     For the three months ended June 30, 2001, the net interest margin declined to 4.45% compared to 4.67% for the three months ended June 30, 2000. This decrease resulted from a decrease on the yield on interest-earning assets of 79 basis points from 8.36% for the three months ended June 30, 2000 to 7.57% for the three months ended June 30, 2001. This decrease in the yield on interest-earning assets was partially offset by a decrease in the cost of funds of 88 basis points, from 4.85% for the three months ended June 30, 2000 to 3.97% for the three months ended June 30, 2001. For the six months ended June 30, 2001, the net interest margin declined to 4.49% compared to 4.64% for the six months ended June 30, 2000. This decrease resulted from a decrease on the yield on interest-earning assets of 31 basis points from 8.22% for the six months ended June 30, 2000 to 7.91% for the six months ended June 30, 2001. This decrease in the yield on interest-earning assets was partially offset by a decrease in the cost of funds of 34 basis points, from 4.71% for the six months ended June 30, 2000 to 4.37% for the six months ended June 30, 2001.

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

                                               THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                 JUNE 30, 2001                      JUNE 30, 2000
                                        --------------------------------   --------------------------------
                                          AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                        OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                          BALANCE       PAID      RATE       BALANCE       PAID      RATE
                                        -----------   --------   -------   -----------   --------   -------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans...............................  $2,577,869    $51,832     8.06%    $2,222,714    $50,966     9.22%
  Securities..........................     823,346     12,841     6.26        913,097     14,434     6.36
  Federal funds sold and other........      67,566        754     4.48         40,516        619     6.14
                                        ----------    -------     ----     ----------    -------     ----
     Total interest-earning assets....   3,468,781     65,427     7.57%     3,176,327     66,019     8.36%
                                                      -------     ----                   -------     ----
Less allowance for loan losses........     (30,134)                           (24,545)
                                        ----------                         ----------
Total earning assets, net of
  allowance...........................   3,438,647                          3,151,782
Nonearning assets.....................     430,644                            291,554
                                        ----------                         ----------
     Total assets.....................  $3,869,291                         $3,443,336
                                        ==========                         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Money market and savings deposits...  $1,430,439     11,150     3.13%    $1,202,584     12,256     4.10%
  Certificates of deposits............     864,802     11,602     5.38        767,110     10,792     5.66
  Repurchase agreements and borrowed
     funds............................     420,976      4,156     3.96        447,258      6,083     5.47
                                        ----------    -------     ----     ----------    -------     ----
     Total interest-bearing
       liabilities....................   2,716,217     26,908     3.97%     2,416,952     29,131     4.85%
                                                      -------     ----                   -------     ----
Noninterest-bearing liabilities:
  Noninterest-bearing demand
     deposits.........................     794,470                            749,088
  Other liabilities...................      35,163                             32,213
                                        ----------                         ----------
     Total liabilities................   3,545,850                          3,198,253
Shareholders' equity..................     323,441                            245,083
                                        ----------                         ----------
     Total liabilities and
       shareholders' equity...........  $3,869,291                         $3,443,336
                                        ==========                         ==========
Net interest income...................                $38,519                            $36,888
                                                      =======                            =======
Net interest spread...................                            3.60%                              3.51%
                                                                  ====                               ====
Net interest margin...................                            4.45%                              4.67%
                                                                  ====                               ====

                                              SIX MONTHS ENDED                   SIX MONTHS ENDED
                                               JUNE 30, 2001                      JUNE 30, 2000
                                      --------------------------------   --------------------------------
                                        AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                      OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                        BALANCE       PAID      RATE       BALANCE       PAID      RATE
                                      -----------   --------   -------   -----------   --------   -------
                                                            (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans.............................  $2,563,291    $107,809    8.48%    $2,147,387    $ 96,762    9.06%
  Securities........................     831,804      26,434    6.41        912,057      28,773    6.34
  Federal funds sold and other......      73,473       1,880    5.16         40,678       1,188    5.87
                                      ----------    --------    ----     ----------    --------    ----
     Total interest-earning
       assets.......................   3,468,568     136,123    7.91%     3,100,122     126,723    8.22%
                                                    --------    ----                   --------    ----
Less allowance for loan losses......     (29,462)                           (23,821)
                                      ----------                         ----------
Total earning assets, net of
  allowance.........................   3,439,106                          3,076,301
Nonearning assets...................     424,089                            294,958
                                      ----------                         ----------
     Total assets...................  $3,863,195                         $3,371,259
                                      ==========                         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Money market and savings
     deposits.......................  $1,399,698      24,435    3.52%    $1,179,538      23,290    3.97%
  Certificates of deposits..........     880,352      24,840    5.69        735,729      20,115    5.50
  Repurchase agreements and borrowed
     funds..........................     435,315       9,579    4.44        444,573      11,823    5.35
                                      ----------    --------    ----     ----------    --------    ----
     Total interest-bearing
       liabilities..................   2,715,365      58,854    4.37%     2,359,840      55,228    4.71%
                                                    --------    ----                   --------    ----
Noninterest-bearing liabilities:
  Noninterest-bearing demand
     deposits.......................     797,332                            742,360
  Other liabilities.................      35,103                             29,574
                                      ----------                         ----------
     Total liabilities..............   3,547,800                          3,131,774
Shareholders' equity................     315,395                            239,485
                                      ----------                         ----------
     Total liabilities and
       shareholders' equity.........  $3,863,195                         $3,371,259
                                      ==========                         ==========
Net interest income.................                $ 77,269                           $ 71,495
                                                    ========                           ========
Net interest spread.................                            3.54%                              3.51%
                                                                ====                               ====
Net interest margin.................                            4.49%                              4.64%
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

                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             JUNE 30,                          JUNE 30,
                                    ---------------------------   -----------------------------------
                                           2001 VS. 2000                     2001 VS. 2000
                                    ---------------------------   -----------------------------------
                                    INCREASE (DECREASE) DUE TO        INCREASE (DECREASE) DUE TO
                                    ---------------------------   -----------------------------------
                                    VOLUME     RATE      TOTAL    VOLUME     RATE     DAYS     TOTAL
                                    -------   -------   -------   -------   -------   -----   -------
                                                         (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans.............................  $ 8,306   $(7,440)  $   866   $18,953   $(7,374)  $(532)  $11,047
Securities........................   (1,383)     (210)   (1,593)   (2,446)      265    (158)   (2,339)
Federal funds sold and other......      416      (281)      135       959      (260)     (7)      692
                                    -------   -------   -------   -------   -------   -----   -------
     Total increase (decrease) in
       interest income............    7,339    (7,931)     (592)   17,466    (7,369)   (697)    9,400
                                    -------   -------   -------   -------   -------   -----   -------
INTEREST-BEARING LIABILITIES:
Money market and savings
  deposits........................    2,359    (3,433)   (1,074)    4,399    (3,126)   (128)    1,145
Certificates of deposits..........    1,408      (598)      810     3,998       838    (111)    4,725
Repurchase agreements and borrowed
  funds...........................     (343)   (1,616)   (1,959)     (213)   (1,966)    (65)   (2,244)
                                    -------   -------   -------   -------   -------   -----   -------
     Total increase (decrease) in
       interest expense...........    3,424    (5,647)   (2,223)    8,184    (4,254)   (304)    3,626
                                    -------   -------   -------   -------   -------   -----   -------
Increase (decrease) in net
  interest income.................  $ 3,915   $(2,284)  $ 1,631   $ 9,282   $(3,115)  $(393)  $ 5,774
                                    =======   =======   =======   =======   =======   =====   =======

  Provision for Loan Losses

     The provision for loan losses was $1.8 million for the three months ended June 30, 2001 as compared to $1.9 million for the three months ended June 30, 2000. The provision for loan losses was $3.5 million for each of the six months ended June 30, 2001 and 2000. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company's loan loss allowance as its loan portfolio grows and diversifies. (See -- Financial Condition -- Loan Review and Allowance for Loan Losses.)

  Noninterest Income

     Noninterest income for the three months ended June 30, 2001 was $14.0 million, an increase of $3.6 million, or 35%, from $10.4 million during the comparable period in 2000. Noninterest income for the six months ended June 30, 2001 was $27.5 million, an increase of $6.7 million, or 32%, from $20.8 million during the comparable period in 2000. The following table presents for the periods indicated the composition of noninterest income.

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              ------------------    ------------------
                                               2001       2000       2001       2000
                                              -------    -------    -------    -------
                                                       (DOLLARS IN THOUSANDS)
Service charges on deposit accounts.........  $ 6,096    $ 4,969    $11,780    $ 9,962
Investment services.........................    1,702      1,526      3,395      2,914
Factoring fee income........................    1,202        954      2,346      1,826
Loan fee income.............................      915        943      1,759      2,060
Bank-owned life insurance income............    1,170        393      2,090        849
Letters of credit fee income................      308        250        628        471
Gain on sale of loans, net..................    1,076        286      1,796        417
Gain (loss) on sale of securities, net......        8         (3)        25         (2)
Other income................................    1,553      1,099      3,675      2,346
                                              -------    -------    -------    -------
     Total noninterest income...............  $14,030    $10,417    $27,494    $20,843
                                              =======    =======    =======    =======

     The largest component of noninterest income, service charges on deposit accounts, was $6.1 million for the three months ended June 30, 2001, an increase of $1.1 million, or 23%, from $5.0 million for the same period last year. Service charges on deposit accounts were $11.8 million for the six months ended June 30, 2001, an increase of $1.8 million, or 18%, from $10.0 million for the same period last year. This resulted primarily from an increase in the number of deposit accounts serviced, which grew from 134,888 at June 30, 2000 to 147,136 at June 30, 2001.

     Earnings on bank-owned life insurance was $1.2 million for the three months ended June 30, 2001, an increase of $777,000, or 198%, from $393,000 for the same period last year. Earnings on bank-owned life insurance was $2.1 million for the six months ended June 30, 2001, an increase of $1.2 million, or 146%, from $849,000 for the same period last year. This increase is attributable to the purchase of additional bank-owned life insurance early in the first quarter of 2001.

     Gain on sale of loans was $1.1 million for the three months ended June 30, 2001, an increase of $790,000, or 276%, from $286,000 for the same period last year. Gain on sale of loans was $1.8 million for the six months ended June 30, 2001, an increase of $1.4 million, or 331%, from $417,000 for the same period last year. The principal balance of mortgage loans sold was $49.4 million during the three months ended June 30, 2001 compared to $11.4 million during the three months ended June 30, 2000. The principal balance of mortgage loans sold for the six months ended June 30, 2001 was $71.0 million compared to $22.8 million for the comparable period last year.

     Additional areas of growth included factoring fee income and investment services income. Factoring fee income is derived from the financing of accounts receivable. Average gross accounts receivable purchased was $27.5 million and $27.2 million for the three and six months ended June 30, 2001, respectively, compared to $21.7 million and $19.9 million for the comparable periods last year. The increase in investment services income is attributable to the expanding international and foreign exchange departments, as well as the continued strategic focus by the Company to increase its competitive position in providing investment services.

  Noninterest Expenses

     For the three months ended June 30, 2001, noninterest expenses totaled $32.3 million, an increase of $4.0 million, or 14%, from $28.3 million during 2000. For the six months ended June 30, 2001, noninterest expenses totaled $64.3 million, an increase of $8.0 million, or 14%, from the same period in 2000. The increase in noninterest expenses was primarily due to salaries and employee benefits and occupancy expenses. The efficiency ratio was 61.52% for the three months ended June 30, 2001 compared with 59.79% for the same period last year. For the six months ended June 30, 2001, the efficiency ratio was 61.41% compared with 61.00% for the same period last year.

     Salaries and employee benefits for the three months ended June 30, 2001 was $19.5 million, an increase of $3.2 million, or 19%, from the three months ended June 30, 2000. Salaries and employee benefits was $38.3 million for the six months ended June 30, 2001, an increase of $6.0 million, or 19%, from $32.3 for the same period last year. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth. Total full-time employees were 1,306 and 1,233 at June 30, 2001 and 2000, respectively.

     Occupancy expense for the three months ended June 30, 2001 was $5.1 million, an increase of $862,000, or 20%, from the three months ended June 30, 2000. Occupancy expense was $10.1 million for the six months ended June 30, 2001, an increase of $1.7 million, or 20%, from $8.4 for the same period last year. Major categories within occupancy expense are building lease expense and depreciation expense. Building lease expense increased to $1.5 million for the three months ended June 30, 2001 from $1.0 million for the comparable period last year, an increase of $523,000 or 51%. For the six months ended June 30, 2001, building lease expense was $3.0 million, an increase of $973,000, or 47%, from $2.1 million for the same period last year. The Company leased 91,689 square feet for an operations center in downtown Houston late in the prior year. Depreciation expense increased $562,000, or 28%, to $2.6 million for the three months ended June 30, 2001. For the six months ended June 30, 2001, depreciation expense was $4.9 million, an increase of $927,000, or 23%, from $4.0 million for the same period last year. This increase was due primarily to depreciation on equipment provided to new employees and expenses related to technology upgrades throughout the Company. In addition, the Company recorded $111,000 and $194,000 of depreciation expense related to the leasehold improvements at the new operations center during the three and six months ended June 30, 2001, respectively.

  Income Taxes

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers' salaries, less interest income from federal securities. For the three months ended June 30, 2001, the provision for income taxes was $5.9 million, an increase of $145,000, or 3%, from the $5.8 million provided for the same period in 2000. For the six months ended June 30, 2001, income tax expense was $11.8 million, an increase of $878,000, or 8%, from the $11.0 million provided for the same period in 2000. The Company's effective tax rate was 32% for the three and six months ended June 30, 2001. The effective tax rate was 34% for the three and six months ended June 30, 2000. The reduced rate is primarily due to an increase in income earned on the Company's bank-owned life insurance and tax exempt securities.

FINANCIAL CONDITION

  Loans Held for Investment

     Loans held for investment were $2.55 billion at June 30, 2001, an increase of $120.2 million, or 5%, from $2.43 billion at December 31, 2000.

     The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2001 and December 31, 2000:

                                               JUNE 30, 2001          DECEMBER 31, 2000
                                           ---------------------    ---------------------
                                             AMOUNT      PERCENT      AMOUNT      PERCENT
                                           ----------    -------    ----------    -------
                                                       (DOLLARS IN THOUSANDS)
Commercial and industrial................  $1,020,735     40.10%    $  954,912     39.37%
Real estate:
  Construction and land development......     677,731     26.62        641,128     26.43
  1-4 family residential.................     350,632     13.77        335,934     13.85
  Commercial owner occupied..............     293,352     11.53        265,534     10.95
  Farmland...............................       4,891      0.19          5,753      0.24
  Other..................................      25,104      0.99         31,861      1.31
Consumer.................................     173,210      6.80        190,376      7.85
                                           ----------    ------     ----------    ------
Loans held for investment................  $2,545,655    100.00%    $2,425,498    100.00%
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

     Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans
(collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of the loan.

     The contractual maturity ranges of the commercial and industrial and real estate construction and land development loan portfolio and the amount of such loans with fixed interest rates and floating interest rates in each maturity range as of June 30, 2001 are summarized in the following table:

                                                             JUNE 30, 2001
                                        -------------------------------------------------------
                                                        AFTER ONE        AFTER
                                         ONE YEAR        THROUGH         FIVE
                                         OR LESS        FIVE YEARS       YEARS         TOTAL
                                        ----------      ----------      -------      ----------
                                                        (DOLLARS IN THOUSANDS)
Commercial and industrial.............  $  684,206       $304,297       $32,232      $1,020,735
Real estate construction and land
  development.........................     385,932        269,014        22,785         677,731
                                        ----------       --------       -------      ----------
     Total............................  $1,070,138       $573,311       $55,017      $1,698,466
                                        ==========       ========       =======      ==========
Loans with a fixed interest rate......  $  471,037       $153,880       $23,460      $  648,377
Loans with a floating interest rate...     599,101        419,431        31,557       1,050,089
                                        ----------       --------       -------      ----------
     Total............................  $1,070,138       $573,311       $55,017      $1,698,466
                                        ==========       ========       =======      ==========

  Loans Held for Sale

     Loans held for sale of $81.7 million at June 30, 2001 decreased from $85.9 million at December 31, 2000. These loans are carried at the lower of cost or market and typically sold to investors within one year of origination.

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

     Management believes that the allowance for loan losses at June 30, 2001 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at June 30, 2001.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                               SIX MONTHS      YEAR ENDED
                                                                  ENDED       DECEMBER 31,
                                                              JUNE 30, 2001       2000
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning balance................     $28,150        $22,436
Provision charged against operations........................       3,500          7,053
Charge-offs.................................................      (1,604)        (2,093)
Recoveries..................................................         544            754
                                                                 -------        -------
Allowance for loan losses, ending balance...................     $30,590        $28,150
                                                                 =======        =======
Allowance to period-end loans...............................        1.20%          1.16%
Net charge-offs to average loans............................        0.09%          0.06%
Allowance to period-end nonperforming loans.................      429.76%        297.82%

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

                                                          JUNE 30, 2001         DECEMBER 31, 2000
                                                      ---------------------   ---------------------
                                                                PERCENT OF              PERCENT OF
                                                                 LOANS TO                LOANS TO
                                                      AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS
                                                      -------   -----------   -------   -----------
                                                                 (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses applicable to:
Commercial and industrial...........................  $13,559      40.10%     $12,219      39.37%
Real estate:
  Construction and land development.................    7,007      26.62        5,733      26.43
  1-4 family residential............................    2,897      13.77        3,294      13.85
  Commercial owner occupied.........................    2,764      11.53        2,676      10.95
  Farmland..........................................       --       0.19           40       0.24
  Other.............................................    1,467       0.99        1,253       1.31
Consumer............................................    2,896       6.80        2,935       7.85
                                                      -------     ------      -------     ------
Total allowance for loan losses.....................  $30,590     100.00%     $28,150     100.00%
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

     Nonperforming assets were $8.5 million at June 30, 2001 compared with $9.9 million at December 31, 2000. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.33% and 0.41% at June 30, 2001 and December 31, 2000, respectively. Nonaccrual loans, the largest component of nonperforming assets, were $5.9 million at June 30, 2001, a decrease of $2.4 million from $8.3 million at December 31, 2000. This decrease is primarily due to the reclassification of a $1.1 million loan secured by two houses and real estate. The two houses were sold during 2001. The real estate has been foreclosed and is classified as other real estate and foreclosed property. Additionally, a $500,000 construction loan classified as nonaccrual at December 31, 2000 was paid in full in June 2001.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
                                                               (DOLLARS IN THOUSANDS)
Nonaccrual loans............................................   $5,895        $8,345
Accruing loans 90 or more days past due.....................    1,223         1,107
Other real estate and foreclosed property...................    1,351           454
                                                               ------        ------
     Total nonperforming assets.............................   $8,469        $9,906
                                                               ======        ======
Nonperforming assets to total loans and other real estate...     0.33%         0.41%

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

     A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Company's impaired loans were approximately $6.5 million and $10.8 million at June 30, 2001 and December 31, 2000, respectively. The largest component of impaired loans at June 30, 2001 and December 31, 2000 is a secured relationship which is expected to be a long term workout. The balance outstanding to this borrower was $4.3 million and $5.5 million at June 30, 2001 and December 31, 2000, respectively. The Company has charged off $800,000 related to this borrower during the six months ended June 30, 2001. The average recorded investment in impaired loans during the six months ended June 30, 2001 and the year ended December 31, 2000 was $8.7 million and $9.3 million, respectively. The total required allowance for loan losses related to these loans was $635,000 and $1.0 million for each reported period, respectively. Interest income on impaired loans of $114,000 and $198,000 was recognized for cash payments received during the six months ended June 30, 2001 and June 30, 2000, respectively.

  Securities

     At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities classified as held to maturity are stated at cost increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method, only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale at June 30, 2001 which allows the Company to manage its investment portfolio more effectively and to enhance the average yield on the portfolio.

     The amortized cost and approximate fair value of securities classified as available for sale is as follows:

                                            JUNE 30, 2001                           DECEMBER 31, 2000
                               ---------------------------------------   ---------------------------------------
                                           GROSS UNREALIZED                          GROSS UNREALIZED
                               AMORTIZED   ----------------     FAIR     AMORTIZED   ----------------     FAIR
                                 COST       GAIN     LOSS      VALUE       COST       GAIN     LOSS      VALUE
                               ---------   ------   -------   --------   ---------   ------   -------   --------
                                                            (DOLLARS IN THOUSANDS)
U.S. Government securities...  $ 83,412    $1,504   $   (99)  $ 84,817   $169,069    $1,080   $  (819)  $169,330
Mortgage-backed securities...   589,044     5,462    (3,142)   591,364    618,523     2,088    (7,395)   613,216
Municipal securities.........    85,993       536      (169)    86,360     28,414       148       (27)    28,535
Federal Reserve Bank stock...     4,207      --       --         4,207      3,949      --       --         3,949
Federal Home Loan Bank
  stock......................     7,229      --       --         7,229     17,972      --       --        17,972
Other securities.............    33,336       226       (11)    33,551     14,997       187       (22)    15,162
                               --------    ------   -------   --------   --------    ------   -------   --------
    TOTAL SECURITIES
      AVAILABLE FOR SALE.....  $803,221    $7,728   $(3,421)  $807,528   $852,924    $3,503   $(8,263)  $848,164
                               ========    ======   =======   ========   ========    ======   =======   ========

     Securities totaled $807.5 million at June 30, 2001, a decrease of $40.6 million from $848.1 million at December 31, 2000. The yield on the securities portfolio for the six months ended June 30, 2001 was 6.41% while the yield was 6.34% for the six months ended June 30, 2000.

     The Company has no mortgage-backed securities that have been issued by non-agency entities. Included in the Company's mortgage-backed securities at June 30, 2001 were agency issued collateral mortgage obligations with a book value of $300.5 million and a fair value of $301.3 million.

     At June 30, 2001, $446.6 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At June 30, 2001, approximately $68.6 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly were less susceptible to declines in value should interest rates increase.

     In connection with the Citizens merger, the Company transferred all of Citizens' held to maturity debt securities to the available for sale category in 2000. The amortized cost of these securities at the time of transfer was $55.8 million and the unrealized gain was $267,000 ($174,000 net of income taxes).

     The following table summarizes the contractual maturity of investments (including securities, federal funds sold and interest-bearing deposits) and their weighted average yields at June 30, 2001. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of other comprehensive income.

                                                                    JUNE 30, 2001
                           ------------------------------------------------------------------------------------------------
                                                   AFTER ONE          AFTER FIVE
                                                   YEAR BUT            YEARS BUT
                                WITHIN              WITHIN              WITHIN               AFTER
                               ONE YEAR           FIVE YEARS           TEN YEARS           TEN YEARS
                           -----------------   -----------------   -----------------   -----------------
                           AMORTIZED           AMORTIZED           AMORTIZED           AMORTIZED
                             COST      YIELD     COST      YIELD     COST      YIELD     COST      YIELD    TOTAL     YIELD
                           ---------   -----   ---------   -----   ---------   -----   ---------   -----   --------   -----
                                                                (DOLLARS IN THOUSANDS)
U.S. Government
  securities.............  $ 42,969    6.26%   $ 34,946    6.48%    $ 4,990    6.19%   $    507    6.22%   $ 83,412   6.35%
Mortgage-backed
  securities.............     1,622    5.92      64,774    6.24      76,040    6.17     446,608    6.24     589,044   6.23
Municipal securities.....     5,279    5.12       9,378    4.47       6,431    4.71      64,905    5.30      85,993   5.15
Federal Reserve Bank
  stock..................     4,207    6.00          --      --          --      --          --      --       4,207   6.00
Federal Home Loan Bank
  stock..................     7,229    5.60          --      --          --      --          --      --       7,229   5.60
Other securities.........    24,317    2.90       7,862    6.96         994    6.58         163    9.26      33,336   4.00
Federal funds sold.......    68,216    3.79          --      --          --      --          --      --      68,216   3.79
Interest-bearing
  deposits...............     2,934    3.77          --      --          --      --          --      --       2,934   3.77
                           --------    ----    --------    ----     -------    ----    --------    ----    --------   ----
    Total investments....  $156,773    4.54%   $116,960    6.22%    $88,455    6.07%   $512,183    6.13%   $874,371   5.85%
                           ========    ====    ========    ====     =======    ====    ========    ====    ========   ====

  Other Assets

     Other assets were $159.5 million at June 30, 2001, an increase of $41.7 million from $117.8 million at December 31, 2000. This increase is attributable to the purchase of $50 million of additional bank-owned life insurance in the first quarter of 2001. Significant components within other assets include the cash value of bank owned life insurance of $80.2 million and accounts receivable purchased of $24.9 million.

  Deposits

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market and time accounts. The Company relies primarily on customer service, advertising and competitive pricing policies to attract and retain these deposits. As of June 30, 2001, the Company had less than 2% of its deposits classified as brokered funds and does not anticipate any significant increase. Deposits provide the primary source of funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average non-interest bearing demand deposits to average total deposits for the periods ended June 30, 2001 and December 31, 2000, was 29% and 30%, respectively.

     The average daily balances and weighted average rates paid on deposits for the six months ended June 30, 2001 and the year ended December 31, 2000, are presented below:

                                                          JUNE 30, 2001             DECEMBER 31, 2000
                                                      ---------------------       ---------------------
                                                        AVERAGE                     AVERAGE
                                                      OUTSTANDING                 OUTSTANDING
                                                        BALANCE        RATE         BALANCE        RATE
                                                      -----------      ----       -----------      ----
                                                                   (DOLLARS IN THOUSANDS)
NOW accounts........................................  $   91,527       2.43%      $   58,093       1.09%
Regular savings.....................................      79,184       1.98           74,380       2.28
Premium yield.......................................     841,273       4.25          659,979       5.25
Money market savings................................     387,714       2.50          425,414       3.16
CD's less than $100,000.............................     308,958       5.65          289,183       5.32
CD's $100,000 and over..............................     496,053       5.75          464,470       6.17
IRA's, QRP's and other..............................      75,341       5.47           75,394       5.66
                                                      ----------       ----       ----------       ----
     Total interest-bearing deposits................   2,280,050       4.36%      $2,046,913       4.82%
                                                                       ====                        ====
Noninterest-bearing deposits........................     797,332                     774,111
                                                      ----------                  ----------
     Total deposits.................................  $3,077,382                  $2,821,024
                                                      ==========                  ==========

     The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                                              (DOLLARS IN THOUSANDS)
3 months or less............................................  $297,749     $265,232
Between 3 months and 6 months...............................   127,468      124,144
Between 6 months and 1 year.................................    71,164       61,774
Over 1 year.................................................    47,336       55,479
                                                              --------     --------
     Total time deposits $100,000 and over..................  $543,717     $506,629
                                                              ========     ========

  Borrowings

     Securities sold under repurchase agreements and other borrowings, consisting of federal funds purchased, treasury, tax and loan deposits and other bank borrowings, generally represent borrowings with maturities ranging from one to thirty days. Information relating to these borrowings is summarized as follows:

                                                              JUNE 30,       DECEMBER 31,
                                                                2001             2000
                                                              --------       ------------
                                                                (DOLLARS IN THOUSANDS)
Securities sold under repurchase agreements:
     Average................................................  $242,409         $209,816
     Period-end.............................................   231,668          211,800
     Maximum month-end balance during period................   265,982          241,834
Interest rate:
     Average................................................      4.18%            4.69%
     Period-end.............................................      3.10%            4.89%
Other borrowings:
     Average................................................  $192,906         $205,213
     Period-end.............................................   101,300          305,961
     Maximum month-end balance during period................   376,509          380,121
Interest rate:
     Average................................................      4.91%            6.39%
     Period-end.............................................      4.57%            6.83%

     Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

  Liquidity and Capital Resources

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the six months ended June 30, 2001, the Company's liquidity needs have primarily been met by growth in core deposits. The cash and federal funds sold position, supplemented by amortizing securities and loan portfolios, have generally created an adequate liquidity position.

     The Company's risk-based capital ratios including Leverage Capital, Tier 1 Risk-Based Capital and the Total Risk-Based Capital Ratio were 8.54%, 10.47% and 11.46%, respectively, at June 30, 2001.

  Other Matters

     On June 29, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 amends APB Opinion No. 16, Business Combinations, to prohibit use of the pooling-of-interest (pooling) method of accounting for business combinations initiated after the issuance date of the final Statement. SFAS No. 142 amends APB Opinion No. 17, Intangible Assets, by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment. SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach.

     The provisions of SFAS No. 141 and SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. SFAS No. 142 must be adopted at the beginning of a fiscal year. The Company is currently evaluating the impact of the adoption of these Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on April 25, 2001.

     (b) The following Class II directors were elected for a three-year term at the Annual Meeting: Ernest H. Cockrell, Paul B. Murphy, Jr. and Fred
          R. Lummis. Additionally, John H. Echols was elected as a Class II director to fill a new position in that Class created by the Board of Directors in January 2001 and Duncan W. Stewart was elected as a Class I director to fill a new position in that Class created by the Board of Directors in January 2001. The following Class I and III directors also continued in office after the Annual Meeting: John B. Brock, III, David Heaney, Andres Palandjoglou, Stanley D. Stearns, Jr., John W. Johnson, Walter E. Johnson, Wilhelmina E. Robertson and Lane Ward. A total of 27,359,425 votes were cast in favor of each Director, except for John H. Echols where there were 27,359,309 votes cast in favor of and Duncan W. Stewart where there were 27,358,097 votes cast in favor of. There were 231,674 abstained from each director except for John H. Echols, which 231,790 abstained and Duncan W. Stewart where 233,022 abstained. No votes were cast against any of the Directors.

     (c) At the Annual Meeting, the Company amended the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 75,000,000 to 150,000,000. A total of 25,745,150 votes were cast in favor of and 1,833,456 votes cast against the amendment and there were 12,493 votes abstaining.

          At the Annual Meeting, the Company approved a new Restricted Stock Plan. A total of 26,650,818 votes were cast in favor of and 776,564 votes cast against the Plan and there were 163,717 votes abstaining.

          At the Annual Meeting, the Company also ratified the selection of PricewaterhouseCoopers LLP, as the Company's independent auditors for the year ending December 31, 2001. A total of 27,418,632 votes were cast in favor of and 166,283 votes cast against and there were 6,184 votes abstaining from voting on the proposal.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.) Exhibits:

     *15.1  Awareness Letter of PricewaterhouseCoopers LLP.

b.) Reports on Form 8-K:

     None.
---------------

* Filed herewith

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----

            /s/ PAUL B. MURPHY, JR.               Director, President and Chief          August 7, 2001
------------------------------------------------    Executive Officer
              PAUL B. MURPHY, JR.                   (Principal Executive Officer)

              /s/ DAVID C. FARRIES                Executive Vice President,              August 7, 2001
------------------------------------------------    Treasurer and Secretary
                DAVID C. FARRIES                    (Principal Financial Officer)

             /s/ R. JOHN MCWHORTER                Senior Vice President and Controller   August 7, 2001
------------------------------------------------    (Principal Accounting Officer)
               R. JOHN MCWHORTER

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
   15.1      -- Awareness Letter of PricewaterhouseCoopers LLP.