Form 10-Q
period 2001-09-30
SOUTHWEST BANCORP OF TEXAS INC
filed 2001-11-08
CIK 1027258

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

                                Yes [X]  No [ ]

                            ------------------------

     There were 32,913,038 shares of the Registrant's Common Stock outstanding as of the close of business on October 29, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
  Report of Independent Accountants.........................    2
  Condensed Consolidated Balance Sheet as of September 30,
     2001 and December 31, 2000
     (unaudited)............................................    3
  Condensed Consolidated Statement of Income for the Three
     and Nine Months Ended September 30, 2001 and 2000
     (unaudited)............................................    4
  Condensed Consolidated Statement of Changes in
     Shareholders' Equity for the Nine Months Ended
     September 30, 2001 (unaudited).........................    5
  Condensed Consolidated Statement of Cash Flows for the
     Nine Months Ended September 30, 2001 and 2000
     (unaudited)............................................    6
  Notes to Condensed Consolidated Financial Statements......    7
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................    9
Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk........................................   24
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings..................................   25
Item 2.  Changes in Securities and Use of Proceeds..........   25
Item 3.  Defaults upon Senior Securities....................   25
Item 4.  Submission of Matters to a Vote of Security
         Holders............................................   25
Item 5.  Other Information..................................   25
Item 6.  Exhibits and Reports on Form 8-K...................   25
Signatures..................................................   26

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Southwest Bancorporation of Texas, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiaries (the "Company") as of September 30, 2001, the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2001 and 2000, the condensed consolidated statement of changes in shareholders' equity for the nine-month period ended September 30, 2001 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
October 15, 2001

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2001             2000
                                                              -------------    ------------
                                          ASSETS
Cash and due from banks.....................................   $  180,344       $  331,965
Federal funds sold and other cash equivalents...............       48,885           79,341
                                                               ----------       ----------
    Total cash and cash equivalents.........................      229,229          411,306
Securities -- available for sale............................      942,073          848,164
Loans held for sale.........................................       88,677           85,939
Loans held for investment...................................    2,645,977        2,425,498
Allowance for loan losses...................................      (31,142)         (28,150)
Premises and equipment, net.................................       57,316           52,462
Accrued interest receivable.................................       22,951           27,334
Other assets................................................      154,830          117,789
                                                               ----------       ----------
    Total assets............................................   $4,109,911       $3,940,342
                                                               ==========       ==========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand -- noninterest-bearing.............................   $  865,499       $  892,296
  Demand -- interest-bearing................................       29,682           62,773
  Money market accounts.....................................    1,402,839        1,154,808
  Savings...................................................       82,851           76,715
  Time, $100 and over.......................................      581,032          506,629
  Other time................................................      365,226          400,649
                                                               ----------       ----------
    Total deposits..........................................    3,327,129        3,093,870
Securities sold under repurchase agreements.................      273,518          211,800
Other borrowings............................................      126,982          305,961
Accrued interest payable....................................        3,599            5,505
Other liabilities...........................................       21,407           23,883
                                                               ----------       ----------
    Total liabilities.......................................    3,752,635        3,641,019
                                                               ----------       ----------
Minority interest in consolidated subsidiary................        1,429            1,313
                                                               ----------       ----------

Commitments and contingencies

Shareholders' equity:
  Common stock -- $1 par value, 150,000,000 shares
    authorized, 32,911,438 issued and 32,910,406 outstanding
    at September 30, 2001 and 75,000,000 shares authorized,
    32,705,909 issued and 32,704,877 outstanding at December
    31, 2000................................................       32,911           32,706
  Additional paid-in capital................................       73,288           69,735
  Retained earnings.........................................      237,451          198,720
  Accumulated other comprehensive income (loss).............       12,241           (3,107)
  Treasury stock, at cost -- 1,032 shares...................          (44)             (44)
                                                               ----------       ----------
    Total shareholders' equity..............................      355,847          298,010
                                                               ----------       ----------

    Total liabilities and shareholders' equity..............   $4,109,911       $3,940,342
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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     2001       2000        2001        2000
                                                    -------    -------    --------    --------
Interest income:
  Loans...........................................  $50,938    $56,008    $158,747    $152,770
  Securities......................................   13,256     14,607      39,690      43,380
  Federal funds sold and other....................      366        746       2,246       1,934
                                                    -------    -------    --------    --------
     Total interest income........................   64,560     71,361     200,683     198,084
Interest expense on deposits and other
  borrowings......................................   23,786     32,906      82,640      88,134
                                                    -------    -------    --------    --------
     Net interest income..........................   40,774     38,455     118,043     109,950
Provision for loan losses.........................    2,000      1,791       5,500       5,248
                                                    -------    -------    --------    --------
     Net interest income after provision for loan
       losses.....................................   38,774     36,664     112,543     104,702
                                                    -------    -------    --------    --------
Noninterest income:
  Service charges on deposit accounts.............    7,784      4,930      19,564      14,892
  Investment services.............................    2,046      1,414       5,441       4,328
  Other fee income................................    2,750      2,122       8,102       6,479
  Other operating income..........................    2,350      2,335       9,292       5,947
  Gain (loss) on sale of securities, net..........        8         (3)         33          (5)
                                                    -------    -------    --------    --------
     Total noninterest income.....................   14,938     10,798      42,432      31,641
                                                    -------    -------    --------    --------
Noninterest expenses:
  Salaries and employee benefits..................   19,466     17,162      57,749      49,408
  Occupancy expense...............................    5,624      4,429      15,694      12,825
  Other operating expenses........................    8,528      7,377      24,498      23,062
                                                    -------    -------    --------    --------
     Total noninterest expenses...................   33,618     28,968      97,941      85,295
                                                    -------    -------    --------    --------
     Income before income taxes and minority
       interest...................................   20,094     18,494      57,034      51,048
Provision for income taxes........................    6,460      6,192      18,294      17,148
                                                    -------    -------    --------    --------
     Income before minority interest..............   13,634     12,302      38,740      33,900
Minority interest.................................      (38)        21           9         103
                                                    -------    -------    --------    --------
     Net income...................................  $13,672    $12,281    $ 38,731    $ 33,797
                                                    =======    =======    ========    ========
Earnings per common share
  Basic...........................................  $  0.42    $  0.37    $   1.18    $   1.04
                                                    =======    =======    ========    ========
  Diluted.........................................  $  0.40    $  0.36    $   1.14    $   1.01
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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                        ACCUMULATED
                                                                                           OTHER
                                            COMMON STOCK       ADDITIONAL              COMPREHENSIVE                  TOTAL
                                         -------------------    PAID-IN     RETAINED      INCOME       TREASURY   SHAREHOLDERS'
                                           SHARES    DOLLARS    CAPITAL     EARNINGS      (LOSS)        STOCK        EQUITY
                                         ----------  -------   ----------   --------   -------------   --------   -------------
BALANCE AT DECEMBER 31, 2000...........  32,705,909  $32,706    $69,735     $198,720      $(3,107)       $(44)      $298,010
  Exercise of stock options............     205,529      205      3,408                                                3,613
  Deferred compensation amortization...                             145                                                  145
  Comprehensive income:
    Net income for the nine months
      ended September 30, 2001.........                                       38,731                                  38,731
    Net change in unrealized
      appreciation on securities
      available for sale, net of
      deferred taxes of $8,526.........                                                    15,348                     15,348
                                                                                                                    --------
    Total comprehensive income.........                                                                               54,079
                                         ----------  -------    -------     --------      -------        ----       --------
BALANCE AT SEPTEMBER 30, 2001..........  32,911,438  $32,911    $73,288     $237,451      $12,241        $(44)      $355,847
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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
                                                              --------    ---------
Cash flows from operating activities:
  Net income................................................  $ 38,731    $  33,797
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses...............................     5,500        5,248
    Depreciation............................................     7,692        6,086
    Realized (gain) loss on securities available for sale,
      net...................................................       (33)           5
    Amortization............................................     2,391        1,579
    Minority interest in net income of consolidated
      subsidiary............................................         9          103
    Gain on sale of loans, net..............................    (2,228)        (632)
    Dividends on Federal Home Loan Bank stock...............      (711)        (751)
    Origination of loans held for sale and mortgage
      servicing rights......................................  (102,159)     (69,055)
    Proceeds from sales of loans............................    99,840       45,246
    (Increase) decrease in accrued interest receivable and
      other assets..........................................    10,153      (30,445)
    Increase (decrease) in accrued interest payable and
      other liabilities.....................................    (2,540)      15,901
    Other, net..............................................      (254)         (72)
                                                              --------    ---------
         Net cash provided by operating activities..........    56,391        7,010
                                                              --------    ---------
Cash flows from investing activities:
  Proceeds from maturity and call of securities available
    for sale................................................   113,757        4,000
  Proceeds from maturity of securities held to maturity.....        --        6,755
  Principal paydowns of mortgage-backed securities available
    for sale................................................   113,662       77,999
  Proceeds from sale of securities available for sale.......    51,989      295,518
  Purchase of securities available for sale.................  (368,217)    (362,199)
  Purchase of securities held to maturity...................        --      (10,368)
  Purchase of Federal Reserve Bank stock....................      (845)        (801)
  Proceeds from redemption of Federal Home Loan Bank
    stock...................................................    10,126           --
  Net increase in loans receivable..........................  (214,203)    (356,241)
  Purchase of Bank-owned life insurance policies............   (50,000)          --
  Purchase of premises and equipment........................   (13,200)     (11,729)
  Proceeds from sale of premises and equipment..............     1,006          566
  Purchase of mortgage servicing rights.....................      (312)         (49)
                                                              --------    ---------
         Net cash used in investing activities..............  (356,237)    (356,549)
                                                              --------    ---------
Cash flows from financing activities:
  Net increase (decrease) in noninterest-bearing demand
    deposits................................................   (26,797)      94,304
  Net increase in time deposits.............................    38,980      268,382
  Net increase in other interest-bearing deposits...........   221,076      110,676
  Net increase in securities sold under repurchase
    agreements..............................................    61,718       11,796
  Net decrease in other short-term borrowings...............  (178,732)    (126,759)
  Payments on long-term borrowings..........................      (247)      (3,962)
  Net proceeds from exercise of stock options...............     1,771        3,280
  Purchase of treasury stock................................        --         (117)
  Payment of dividends on common stock......................        --       (2,343)
                                                              --------    ---------
         Net cash provided by financing activities..........   117,769      355,257
                                                              --------    ---------
Net increase (decrease) in cash and cash equivalents........  (182,077)       5,718
Cash and cash equivalents at beginning of period............   411,306      214,074
                                                              --------    ---------
Cash and cash equivalents at end of period..................  $229,229    $ 219,792
                                                              ========    =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the "Company") and its direct and indirect wholly-owned subsidiaries, Southwest Holding Delaware, Inc. (the "Delaware Company"), Southwest Bank of Texas National Association (the "Bank"), and Mitchell Mortgage Company, LLC ("Mitchell"). The consolidated financial statements also include the accounts of First National Bank of Bay City, a 58% owned subsidiary of the Delaware Company. In connection with the Company's December 2000 merger with Citizens Bankers, Inc. ("Citizens") and acquisition of all of the assets and liabilities of Citizens Bankers Limited Partnership ("CBLP"), both of which were accounted for as a pooling of interests, the historical financial data has been restated to include the accounts and operations of Citizens and CBLP for all periods prior to the merger date. All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at September 30, 2001 and December 31, 2000, consolidated net income for the three and nine month periods ended September 30, 2001 and 2000, consolidated cash flows for the nine month periods ended September 30, 2001 and 2000 and consolidated changes in shareholders' equity for the nine month period ended September 30, 2001. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

     PricewaterhouseCoopers LLP is not subject to the liability provisions of
Section 11 of the Securities Act of 1933 for their report on the unaudited financial information as of September 30, 2001 and for the three months and nine months then ended, because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

  New Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 amends APB Opinion No. 16, Business Combinations, to prohibit use of the pooling-of-interests (pooling) method of accounting for business combinations initiated after the issuance date of the final Statement. SFAS No. 142 amends APB Opinion No. 17, Intangible Assets, by stating that goodwill will no longer be amortized, but will be tested for impairment in a manner different from how other assets are tested for impairment. SFAS No. 142 establishes a new method of testing goodwill for impairment by requiring that goodwill be separately tested for impairment using a fair value approach rather than an undiscounted cash flow approach.

     The provisions of SFAS No. 141 and SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. SFAS No. 142 must be adopted at the beginning of a fiscal year. The Company is currently evaluating the impact of the adoption of these Statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

2. COMPREHENSIVE INCOME

     Comprehensive income consists of the following:

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------    ------------------
                                               2001       2000       2001       2000
                                              -------    -------    -------    -------
Net income..................................  $13,672    $12,281    $38,731    $33,797
Net change in unrealized appreciation on
  securities available for sale, net of
  tax.......................................    9,496      4,255     15,348        657
                                              -------    -------    -------    -------
Total comprehensive income..................  $23,168    $16,536    $54,079    $34,454
                                              =======    =======    =======    =======

3. EARNINGS PER COMMON SHARE

     Earnings per common share is computed as follows:

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------    ------------------
                                               2001       2000       2001       2000
                                              -------    -------    -------    -------
Net income..................................  $13,672    $12,281    $38,731    $33,797
Divided by average common shares and common
  share equivalents:
  Average common shares.....................   32,886     32,523     32,833     32,212
  Average common shares issuable under the
     stock option plan......................    1,197      1,268      1,269      1,130
                                              -------    -------    -------    -------
  Total average common shares and common
     share equivalents......................   34,083     33,791     34,102     33,342
                                              =======    =======    =======    =======
Basic earnings per common share.............  $  0.42    $  0.37    $  1.18    $  1.04
                                              =======    =======    =======    =======
Diluted earnings per common share...........  $  0.40    $  0.36    $  1.14    $  1.01
                                              =======    =======    =======    =======

4. SUPPLEMENTAL NONCASH FINANCING ACTIVITIES

     During the nine months ended September 30, 2001 and 2000, the Company reduced its federal income tax liability by approximately $1.8 million and $4.3 million, respectively, and recorded a corresponding increase to additional paid-in capital representing the tax benefit related to the exercise of certain stock options.

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

OVERVIEW

     On December 29, 2000, the Company and Citizens Bankers, Inc. ("Citizens") completed their merger, which was accounted for as a pooling of interests. The merger agreement provided for the exchange of 249.443 shares of the Company's Common Stock for each share of Citizens Stock, resulting in the issuance of approximately 3.9 million shares of the Company's Common Stock on a fully diluted basis.

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

     Total assets at September 30, 2001 and December 31, 2000 were $4.11 billion and $3.94 billion, respectively. Gross loans were $2.73 billion at September 30, 2001, an increase of $223.2 million or 9% from $2.51 billion at December 31, 2000. Shareholders' equity was $355.8 million and $298.0 million at September 30, 2001 and December 31, 2000, respectively.

     For the nine months ended September 30, 2001, net income was $38.7 million ($1.14 per diluted share) compared to $33.8 million ($1.01 per diluted share) for the same period in 2000, an increase of 15%. For the three months ended September 30, 2001, net income was $13.7 million ($0.40 per diluted share) compared to $12.3 million ($0.36 per diluted share) for the same period in 2000, an increase of 11%. Return on average assets and return on average common shareholders' equity for the three months ended September 30, 2001 was 1.34% and 15.96%, respectively, as compared to 1.35% and 18.54% for the three months ended September 30, 2000.

RESULTS OF OPERATIONS

  Interest Income

     Interest income for the three months ended September 30, 2001 was $64.6 million, a decrease of $6.8 million, or 10%, from the three months ended September 30, 2000. This decrease in interest income is due to a decrease in the average yield on interest-earning assets to 7.01% for the three months ended September 30, 2001, a decrease of 151 basis points when compared to the same period in 2000. This decrease is partially offset by a $318.4 million increase in average earning assets to $3.65 billion for the three months ended September 30, 2001, a 10% increase from the same period last year. For the nine months ended September 30, 2001, interest income was $200.7 million, a $2.6 million, or 1%, increase from the same period a year ago. This increase in interest income is due to a $351.9 million increase in average earning assets to $3.53 billion for the nine months ended September 30, 2001, an 11% increase from the same period last year.

     Interest income on loans decreased $5.1 million to $50.9 million for the three months ended September 30, 2001. This decrease was due to a 184 basis point decrease in the average yield on loans to 7.55% for the three months ended September 30, 2001, compared to 9.39% for the same period last year. This decrease is partially offset by a $304.2 million increase in average loans outstanding to $2.68 billion for the three months ended September 30, 2001, a 13% increase from the same period a year ago. Interest income on securities decreased to $13.3 million, a $1.4 million decrease from the three month period ended September 30, 2000. This decrease was attributable to a 65 basis point decrease in the average yield on securities to 5.69% for the three months ended September 30, 2001, compared to 6.34% for the same period last year.

     For the nine months ended September 30, 2001, interest income on loans increased 4% to $158.7 million, up from $152.8 million for the same period last year. This was due to a $378.5 million increase in average loans outstanding during the same period. The average yield on loans was 8.16% for the nine months ended September 30, 2001, a decrease of 102 basis points when compared to the same period in 2000. Interest income on securities decreased to $39.7 million, a decrease of $3.7 million, or 9%, from the nine month period ended September 30, 2000. This decrease was attributable to a $50.5 million decrease in average securities outstanding, down 6% when compared to the nine months ended September 30, 2000. In addition, the average yield on securities decreased 19 basis points to 6.15% for the nine months ended September 30, 2001 compared to 6.34% for the same period in 2000.

  Interest Expense

     Interest expense on deposits and other borrowings for the three months ended September 30, 2001 was $23.8 million, a decrease of $9.1 million, or 28%, from the three months ended September 30, 2000. This decrease in interest expense was attributable to a decrease in the average rate on interest-bearing liabilities to 3.34% for the period, a decrease of 181 basis points when compared to the same period in 2000. This decrease is partially offset by a $289.0 million increase in average interest-bearing liabilities to $2.83 billion for the three months ended September 30, 2001, an increase of 11% from the same period last year.

     Interest expense on deposits and other borrowings for the nine months ended September 30, 2001 was $82.6 million, a decrease of $5.5 million, or 6%, from the nine months ended September 30, 2000. This decrease was due to an 85 basis point decrease in the average rate on interest-bearing liabilities to 4.01% for the nine months ended September 30, 2001, compared to 4.86% for the same period last year. This decrease is partially offset by a $332.4 million increase in average interest-bearing liabilities to $2.75 billion for the three months ended September 30, 2001, a 14% increase from the same period a year ago.

  Net Interest Income

     Net interest income was $40.8 million for the three months ended September 30, 2001, compared with $38.5 million for the same period in 2000, an increase of 6%. For the nine months ended September 30, 2001, net interest income increased 7% from the same period in 2000 to $118.0 million. The increase in net interest income during the three and nine months ended September 30, 2001 is attributable to growth in average interest-earning assets, primarily loans, partially offset by decreases in the net interest margin of 16 basis points and 15 basis points, respectively.

     During the first nine months of 2001, market interest rates declined due to actions of the Federal Reserve aimed at stimulating the national economy. This decline in interest rates has unfavorably impacted the Company's net interest margin. While additional reductions in interest rates may be expected, the Company believes that its ability to manage its interest rate sensitivity will minimize the potential adverse impact on net interest income for the year 2001.

     For the three months ended September 30, 2001, the net interest margin declined to 4.43% compared to 4.59% for the three months ended September 30, 2000. This decrease resulted from a decrease in the yield on interest-earning assets of 151 basis points from 8.52% for the three months ended September 30, 2000 to 7.01% for the three months ended September 30, 2001. This decrease in the yield on interest-earning assets was partially offset by a decrease in the cost of funds of 181 basis points, from 5.15% for the three months ended September 30, 2000 to 3.34% for the three months ended September 30, 2001. For the nine months ended September 30, 2001, the net interest margin declined to 4.47% compared to 4.62% for the nine months ended September 30, 2000. This decrease resulted from a decrease in the yield on interest-earning assets of 72 basis points from 8.32% for the nine months ended September 30, 2000 to 7.60% for the nine months ended September 30, 2001. This decrease in the yield on interest-earning assets was partially offset by a decrease in the cost of funds of 85 basis points, from 4.86% for the nine months ended September 30, 2000 to 4.01% for the nine months ended September 30, 2001.

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

                                          THREE MONTHS ENDED                 THREE MONTHS ENDED
                                          SEPTEMBER 30, 2001                 SEPTEMBER 30, 2000
                                   --------------------------------   --------------------------------
                                     AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                   OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                     BALANCE       PAID      RATE       BALANCE       PAID      RATE
                                   -----------   --------   -------   -----------   --------   -------
                                                         (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans..........................  $2,676,845    $50,938     7.55%    $2,372,628    $56,008     9.39%
  Securities.....................     924,501     13,256     5.69        916,547     14,607     6.34
  Federal funds sold and other...      50,826        366     2.86         44,566        746     6.66
                                   ----------    -------     ----     ----------    -------     ----
     Total interest-earning
       assets....................   3,652,172     64,560     7.01%     3,333,741     71,361     8.52%
                                                 -------     ----                   -------     ----
Less allowance for loan losses...     (31,431)                           (25,915)
                                   ----------                         ----------
Total interest-earning assets,
  net of allowance...............   3,620,741                          3,307,826
Noninterest-earning assets.......     417,962                            311,060
                                   ----------                         ----------
     Total assets................  $4,038,703                         $3,618,886
                                   ==========                         ==========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing liabilities:
  Money market and savings
     deposits....................  $1,509,293      9,747     2.56%    $1,206,342     12,748     4.20%
  Certificates of deposit........     918,749     10,941     4.72        921,296     14,096     6.09
  Repurchase agreements and
     borrowed funds..............     400,818      3,098     3.07        412,225      6,062     5.85
                                   ----------    -------     ----     ----------    -------     ----
     Total interest-bearing
       liabilities...............   2,828,860     23,786     3.34%     2,539,863     32,906     5.15%
                                                 -------     ----                   -------     ----
Noninterest-bearing liabilities:
  Noninterest-bearing demand
     deposits....................     841,680                            780,179
  Other liabilities..............      28,219                             35,386
                                   ----------                         ----------
     Total liabilities...........   3,698,759                          3,355,428
Shareholders' equity.............     339,944                            263,458
                                   ----------                         ----------
     Total liabilities and
       shareholders' equity......  $4,038,703                         $3,618,886
                                   ==========                         ==========
Net interest income..............                $40,774                            $38,455
                                                 =======                            =======
Net interest spread..............                            3.67%                              3.37%
                                                             ====                               ====
Net interest margin..............                            4.43%                              4.59%
                                                             ====                               ====

                                             NINE MONTHS ENDED                  NINE MONTHS ENDED
                                             SEPTEMBER 30, 2001                 SEPTEMBER 30, 2000
                                      --------------------------------   --------------------------------
                                        AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                      OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                        BALANCE       PAID      RATE       BALANCE       PAID      RATE
                                      -----------   --------   -------   -----------   --------   -------
                                                            (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans.............................  $2,601,558    $158,747    8.16%    $2,223,015    $152,770    9.18%
  Securities........................     863,043      39,690    6.15        913,576      43,380    6.34
  Federal funds sold and other......      65,841       2,246    4.56         41,992       1,934    6.15
                                      ----------    --------    ----     ----------    --------    ----
     Total interest-earning
       assets.......................   3,530,442     200,683    7.60%     3,178,583     198,084    8.32%
                                                    --------    ----                   --------    ----
Less allowance for loan losses......     (30,126)                           (24,526)
                                      ----------                         ----------
Total interest-earning assets, net
  of allowance......................   3,500,316                          3,154,057
Noninterest-earning assets..........     422,025                            289,315
                                      ----------                         ----------
     Total assets...................  $3,922,341                         $3,443,372
                                      ==========                         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Money market and savings
     deposits.......................  $1,436,632      34,182    3.18%    $1,189,478      36,077    4.05%
  Certificates of deposit...........     893,292      35,781    5.36        798,036      34,172    5.72
  Repurchase agreements and borrowed
     funds..........................     423,690      12,677    4.00        433,674      17,885    5.51
                                      ----------    --------    ----     ----------    --------    ----
     Total interest-bearing
       liabilities..................   2,753,614      82,640    4.01%     2,421,188      88,134    4.86%
                                                    --------    ----                   --------    ----
Noninterest-bearing liabilities:
  Noninterest-bearing demand
     deposits.......................     812,275                            744,386
  Other liabilities.................      32,784                             30,257
                                      ----------                         ----------
     Total liabilities..............   3,598,673                          3,195,831
Shareholders' equity................     323,668                            247,541
                                      ----------                         ----------
     Total liabilities and
       shareholders' equity.........  $3,922,341                         $3,443,372
                                      ==========                         ==========
Net interest income.................                $118,043                           $109,950
                                                    ========                           ========
Net interest spread.................                            3.59%                              3.46%
                                                                ====                               ====
Net interest margin.................                            4.47%                              4.62%
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

                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                   ---------------------------   ------------------------------------
                                          2001 VS. 2000                     2001 VS. 2000
                                   ---------------------------   ------------------------------------
                                   INCREASE (DECREASE) DUE TO         INCREASE (DECREASE) DUE TO
                                   ---------------------------   ------------------------------------
                                   VOLUME     RATE      TOTAL    VOLUME      RATE     DAYS     TOTAL
                                   ------   --------   -------   -------   --------   -----   -------
                                                         (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans............................  $7,354   $(12,424)  $(5,070)  $26,408   $(19,873)  $(558)  $ 5,977
Securities.......................     167     (1,518)   (1,351)   (2,279)    (1,253)   (158)   (3,690)
Federal funds sold and other.....     107       (487)     (380)    1,103       (784)     (7)      312
                                   ------   --------   -------   -------   --------   -----   -------
     Total increase (decrease) in
       interest income...........   7,628    (14,429)   (6,801)   25,232    (21,910)   (723)    2,599
                                   ------   --------   -------   -------   --------   -----   -------
INTEREST-BEARING LIABILITIES:
Money market and savings
  deposits.......................   3,245     (6,246)   (3,001)    7,588     (9,351)   (132)   (1,895)
Certificates of deposit..........     (39)    (3,116)   (3,155)    4,169     (2,435)   (125)    1,609
Repurchase agreements and
  borrowed funds.................    (152)    (2,812)   (2,964)     (363)    (4,780)    (65)   (5,208)
                                   ------   --------   -------   -------   --------   -----   -------
     Total increase (decrease) in
       interest expense..........   3,054    (12,174)   (9,120)   11,394    (16,566)   (322)   (5,494)
                                   ------   --------   -------   -------   --------   -----   -------
Increase (decrease) in net
  interest income................  $4,574   $ (2,255)  $ 2,319   $13,838   $ (5,344)  $(401)  $ 8,093
                                   ======   ========   =======   =======   ========   =====   =======

  Provision for Loan Losses

     The provision for loan losses was $2.0 million for the three months ended September 30, 2001 as compared to $1.8 million for the three months ended September 30, 2000. The provision for loan losses was $5.5 million for the nine months ended September 30, 2001 as compared to $5.2 million for the nine months ended September 30, 2000. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company's loan loss allowance as its loan portfolio grows and diversifies. (See -- Financial Condition -- Loan Review and Allowance for Loan Losses.)

  Noninterest Income

     Noninterest income for the three months ended September 30, 2001 was $14.9 million, an increase of $4.1 million, or 38%, from $10.8 million during the comparable period in 2000. Noninterest income for the nine months ended September 30, 2001 was $42.4 million, an increase of $10.8 million, or 34%, from $31.6 million during the comparable period in 2000. The following table presents for the periods indicated the composition of noninterest income.

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------    ------------------
                                               2001       2000       2001       2000
                                              -------    -------    -------    -------
                                                       (DOLLARS IN THOUSANDS)
Service charges on deposit accounts.........  $ 7,784    $ 4,930    $19,564    $14,892
Investment services.........................    2,046      1,414      5,441      4,328
Factoring fee income........................    1,082      1,058      3,428      2,885
Loan fee income.............................    1,018      1,252      2,777      3,312
Bank-owned life insurance income............    1,198        405      3,288      1,254
Letters of credit fee income................      330        213        958        683
Gain on sale of loans, net..................      432        215      2,228        632
Gain (loss) on sale of securities, net......        8         (3)        33         (5)
Other income................................    1,040      1,314      4,715      3,660
                                              -------    -------    -------    -------
     Total noninterest income...............  $14,938    $10,798    $42,432    $31,641
                                              =======    =======    =======    =======

     The largest component of noninterest income, service charges on deposit accounts, was $7.8 million for the three months ended September 30, 2001, an increase of $2.9 million, or 58%, from $4.9 million for the same period last year. Service charges on deposit accounts were $19.6 million for the nine months ended September 30, 2001, an increase of $4.7 million, or 31%, from $14.9 million for the same period last year. This resulted primarily from an increase in the number of deposit accounts serviced, which grew from 139,172 at September 30, 2000 to 150,972 at September 30, 2001, and from fee income generated on new products offered to the Company's depositors.

     Earnings on bank-owned life insurance was $1.2 million for the three months ended September 30, 2001, an increase of $793,000, or 196%, from $405,000 for the same period last year. Earnings on bank-owned life insurance was $3.3 million for the nine months ended September 30, 2001, an increase of $2.0 million, or 162%, from $1.3 million for the same period last year. This increase is attributable to the purchase of additional bank-owned life insurance early in the first quarter of 2001.

     Gain on sale of loans was $432,000 for the three months ended September 30, 2001, an increase of $217,000 or 101%, from $215,000 for the same period last year. Gain on sale of loans was $2.2 million for the nine months ended September 30, 2001, an increase of $1.6 million, or 253%, from $632,000 for the same period last year. The principal balance of mortgage loans sold was $26.6 million during the three months ended September 30, 2001 compared to $11.3 million during the three months ended September 30, 2000. The principal balance of mortgage loans sold for the nine months ended September 30, 2001 was $97.6 million compared to $34.1 million for the comparable period last year.

     Additional areas of growth included factoring fee income and investment services income. Factoring fee income is derived from the financing of accounts receivable. Average gross accounts receivable purchased was $23.3 million and $25.9 million for the three and nine months ended September 30, 2001, respectively, compared to $23.9 million and $21.3 million for the comparable periods last year. The increase in investment services income is attributable to the expanding international and foreign exchange departments, as well as the continued strategic focus by the Company to increase its competitive position in providing investment services.

  Noninterest Expenses

     For the three months ended September 30, 2001, noninterest expenses totaled $33.6 million, an increase of $4.6 million, or 16%, from $29.0 million during 2000. For the nine months ended September 30, 2001, noninterest expenses totaled $97.9 million, an increase of $12.6 million, or 15%, from the same period in 2000. The increase in noninterest expenses was primarily due to salaries and employee benefits and occupancy expenses. The efficiency ratio was 60.35% for the three months ended September 30, 2001 compared with 58.81% for the same period last year. For the nine months ended September 30, 2001, the efficiency ratio was 61.04% compared with 60.24% for the same period last year.

     Salaries and employee benefits for the three months ended September 30, 2001 was $19.5 million, an increase of $2.3 million, or 13%, from the three months ended September 30, 2000. Salaries and employee benefits was $57.7 million for the nine months ended September 30, 2001, an increase of $8.3 million, or 17%, from $49.4 for the same period last year. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth. Total full-time employees were 1,329 and 1,272 at September 30, 2001 and 2000, respectively.

     Occupancy expense for the three months ended September 30, 2001 was $5.6 million, an increase of $1.2 million, or 27%, from the three months ended September 30, 2000. Occupancy expense was $15.7 million for the nine months ended September 30, 2001, an increase of $2.9 million, or 22%, from $12.8 million for the same period last year. Major categories within occupancy expense are building lease expense and depreciation expense. Building lease expense increased to $1.6 million for the three months ended September 30, 2001 from $1.1 million for the comparable period last year, an increase of $515,000 or 47%. For the nine months ended September 30, 2001, building lease expense was $4.6 million, an increase of $1.4 million, or 44%, from $3.2 million for the same period last year. The Company leased 91,689 square feet for an operations center in downtown Houston late in the prior year. Depreciation expense increased $679,000, or 33%, to $2.8 million for the three months ended September 30, 2001 as compared to $2.1 million for the same period last year. For the nine months ended September 30, 2001, depreciation expense was $7.7 million, an increase of $1.6 million, or 26%, from $6.1 million for the same period last year. This increase was due primarily to depreciation on equipment provided to new employees and expenses related to technology upgrades throughout the Company. In addition, the Company recorded $112,000 and $269,000 of depreciation expense related to the leasehold improvements at the new operations center during the three and nine months ended September 30, 2001, respectively.

  Income Taxes

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers' salaries, less interest income from federal securities. For the three months ended September 30, 2001, the provision for income taxes was $6.5 million, an increase of $268,000, or 4%, from the $6.2 million provided for the same period in 2000. For the nine months ended September 30, 2001, income tax expense was $18.3 million, an increase of $1.1 million, or 7%, from the $17.1 million provided for the same period in 2000. The Company's effective tax rate was 32% for the three and nine months ended September 30, 2001. The effective tax rate was 34% for the three and nine months ended September 30, 2000. The reduced rate is primarily due to an increase in income earned on the Company's bank-owned life insurance and other tax exempt securities.

FINANCIAL CONDITION

  Loans Held for Investment

     Loans held for investment were $2.65 billion at September 30, 2001, an increase of $220.5 million, or 9%, from $2.43 billion at December 31, 2000.

     The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2001 and December 31, 2000:

                                            SEPTEMBER 30, 2001        DECEMBER 31, 2000
                                           ---------------------    ---------------------
                                             AMOUNT      PERCENT      AMOUNT      PERCENT
                                           ----------    -------    ----------    -------
                                                       (DOLLARS IN THOUSANDS)
Commercial and industrial................  $1,029,016     38.89%    $  954,912     39.37%
Real estate:
  Construction and land development......     720,604     27.23        641,128     26.43
  1-4 family residential.................     351,499     13.28        335,934     13.85
  Commercial owner occupied..............     305,989     11.57        265,534     10.95
  Farmland...............................       4,733      0.18          5,753      0.24
  Other..................................      25,073      0.95         31,861      1.31
Consumer.................................     209,063      7.90        190,376      7.85
                                           ----------    ------     ----------    ------
Loans held for investment................  $2,645,977    100.00%    $2,425,498    100.00%
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

     The contractual maturity ranges of the commercial and industrial and real estate construction and land development loan portfolio and the amount of such loans with fixed interest rates and floating interest rates in each maturity range as of September 30, 2001 are summarized in the following table:

                                                          SEPTEMBER 30, 2001
                                        -------------------------------------------------------
                                                        AFTER ONE        AFTER
                                         ONE YEAR        THROUGH         FIVE
                                         OR LESS        FIVE YEARS       YEARS         TOTAL
                                        ----------      ----------      -------      ----------
                                                        (DOLLARS IN THOUSANDS)
Commercial and industrial.............  $  678,447       $313,621       $36,948      $1,029,016
Real estate construction and land
  development.........................     425,758        272,580        22,266         720,604
                                        ----------       --------       -------      ----------
     Total............................  $1,104,205       $586,201       $59,214      $1,749,620
                                        ==========       ========       =======      ==========
Loans with a fixed interest rate......  $  440,114       $174,883       $32,592      $  647,589
Loans with a floating interest rate...     664,091        411,318        26,622       1,102,031
                                        ----------       --------       -------      ----------
     Total............................  $1,104,205       $586,201       $59,214      $1,749,620
                                        ==========       ========       =======      ==========

  Loans Held for Sale

     Loans held for sale of $88.7 million at September 30, 2001 increased from $85.9 million at December 31, 2000. These loans are carried at the lower of cost or market and typically sold to investors within one year of origination.

  Loan Review and Allowance for Loan Losses

     The Company's loan review procedures include a Credit Quality Assurance Process that begins with approval of lending policies and underwriting guidelines by the Board of Directors, an independent loan review department staffed, in part, with OCC experienced personnel, low individual lending limits for officers, Senior Loan Committee approval for large credit relationships and quality loan documentation procedures. The Company also maintains a well developed monitoring process for credit extensions in excess of $100,000. The Company performs monthly and quarterly concentration analyses based on various factors such as industries, collateral types, business lines, large credit sizes, international investments and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credits due to general economic conditions.

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

     The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Based on an evaluation of the loan portfolio, management presents a quarterly analysis of the allowance for loan losses to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers, among other things, growth in the loan portfolio, the diversification by industry of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral and the evaluation of its loan portfolio by the loan review function. Charge-offs occur when loans are deemed to be uncollectible.

     In order to determine the adequacy of the allowance for loan losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. Management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status. The Company then charges to operations a provision for loan losses determined on an quarterly basis to adjust the allowance for loan losses for changes determined according to the foregoing methodology.

     Management believes that the allowance for loan losses at September 30, 2001 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at September 30, 2001.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                                 NINE MONTHS        YEAR ENDED
                                                                    ENDED          DECEMBER 31,
                                                              SEPTEMBER 30, 2001       2000
                                                              ------------------   ------------
                                                                   (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning balance................       $28,150           $22,436
Provision charged against operations........................         5,500             7,053
Charge-offs.................................................        (3,229)           (2,093)
Recoveries..................................................           721               754
                                                                   -------           -------
Allowance for loan losses, ending balance...................       $31,142           $28,150
                                                                   =======           =======
Allowance to period-end loans...............................          1.18%             1.16%
Net charge-offs to average loans............................          0.13%             0.06%
Allowance to period-end nonperforming loans.................        236.77%           297.82%

     The following table reflects the distribution of the allowance for loan losses among various categories of loans for the dates indicated. Portions of the allowance for loan losses are allocated to cover the estimated losses inherent in particular risk categories of loans. The allocation of the allowance for loan losses is based upon the Company's loss experience over a period of years and is adjusted for subjective factors such as economic trends, performance trends, portfolio age and concentrations of credit. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                       SEPTEMBER 30, 2001       DECEMBER 31, 2000
                                                      ---------------------   ---------------------
                                                                PERCENT OF              PERCENT OF
                                                                 LOANS TO                LOANS TO
                                                      AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS
                                                      -------   -----------   -------   -----------
                                                                 (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses applicable to:
Commercial and industrial...........................  $13,434      38.89%     $12,219      39.37%
Real estate:
  Construction and land development.................    8,016      27.23        5,733      26.43
  1-4 family residential............................    2,664      13.28        3,294      13.85
  Commercial owner occupied.........................    2,920      11.57        2,676      10.95
  Farmland..........................................       --       0.18           40       0.24
  Other.............................................    1,092       0.95        1,253       1.31
Consumer............................................    3,016       7.90        2,935       7.85
                                                      -------     ------      -------     ------
Total allowance for loan losses.....................  $31,142     100.00%     $28,150     100.00%
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

     Nonperforming assets were $14.3 million at September 30, 2001 compared with $9.9 million at December 31, 2000. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.54% and 0.41% at September 30, 2001 and December 31, 2000, respectively. Nonaccrual loans, the largest component of nonperforming assets, were $12.1 million at September 30, 2001, an increase of $3.7 million from $8.3 million at December 31, 2000. This increase relates primarily to three credits that are newly classified as nonaccrual loans. Two of these credits are approximately $2.25 million each. One of these is viewed as a long-term workout, while the other is expected to return to performing status in the next few quarters. The other significant credit should also be resolved within the next few quarters.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2001             2000
                                                              -------------    ------------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans............................................     $12,073          $8,345
Accruing loans 90 or more days past due.....................       1,080           1,107
Other real estate and foreclosed property...................       1,149             454
                                                                 -------          ------
     Total nonperforming assets.............................     $14,302          $9,906
                                                                 =======          ======
Nonperforming assets to total loans and other real estate...        0.54%           0.41%

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

     A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The Company's impaired loans were approximately $12.6 million and $10.8 million at September 30, 2001 and December 31, 2000, respectively. The balance of impaired loans included in nonperforming assets was $12.1 million and $8.0 million at September 30, 2001 and December 31, 2000, respectively. The largest component of impaired loans at September 30, 2001 and December 31, 2000 is a secured relationship which is expected to be a long term workout. The balance outstanding to this borrower was $3.4 million and $5.5 million at September 30, 2001 and December 31, 2000, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 2001 and the year ended December 31, 2000 was $11.7 million and $9.3 million, respectively. The total required allowance for loan losses related to these loans was $739,000 and $1.0 million for each reported period, respectively. Interest income on impaired loans of $347,000 and $737,000 was recognized for cash payments received during the nine months ended September 30, 2001 and September 30, 2000, respectively.

  Securities

     At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities classified as held to maturity are stated at cost increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method, only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale at September 30, 2001 which allows the Company to manage its investment portfolio more effectively and to enhance the average yield on the portfolio.

     The amortized cost and approximate fair value of securities classified as available for sale is as follows:

                                         SEPTEMBER 30, 2001                         DECEMBER 31, 2000
                              ----------------------------------------   ---------------------------------------
                                          GROSS UNREALIZED                           GROSS UNREALIZED
                              AMORTIZED   -----------------     FAIR     AMORTIZED   ----------------     FAIR
                                COST       GAIN      LOSS      VALUE       COST       GAIN     LOSS      VALUE
                              ---------   -------   -------   --------   ---------   ------   -------   --------
                                                            (DOLLARS IN THOUSANDS)
U.S. Government
  securities................  $ 78,079    $ 1,810   $ --      $ 79,889   $169,069    $1,080   $  (819)  $169,330
Mortgage-backed
  securities................   696,585     16,373    (1,149)   711,809    618,523     2,088    (7,395)   613,216
Municipal securities........    77,866      1,754       (54)    79,566     28,414       148       (27)    28,535
Federal Reserve Bank
  stock.....................     4,219      --        --         4,219      3,949      --       --         3,949
Federal Home Loan Bank
  stock.....................     7,296      --        --         7,296     17,972      --       --        17,972
Other securities............    58,914        384        (4)    59,294     14,997       187       (22)    15,162
                              --------    -------   -------   --------   --------    ------   -------   --------
    Total securities
      available for sale....  $922,959    $20,321   $(1,207)  $942,073   $852,924    $3,503   $(8,263)  $848,164
                              ========    =======   =======   ========   ========    ======   =======   ========

     Securities totaled $942.1 million at September 30, 2001, an increase of $93.9 million from $848.2 million at December 31, 2000. The yield on the securities portfolio for the nine months ended September 30, 2001 was 6.15% while the yield was 6.34% for the nine months ended September 30, 2000.

     The Company has no mortgage-backed securities that have been issued by non-agency entities. Included in the Company's mortgage-backed securities at September 30, 2001 were agency issued collateral mortgage obligations with a book value of $316.4 million and a fair value of $324.8 million.

     At September 30, 2001, $575.3 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At September 30, 2001, approximately $66.1 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly were less susceptible to declines in value should interest rates increase.

     In connection with the Citizens merger, the Company transferred all of Citizens' held to maturity debt securities to the available for sale category in 2000. The amortized cost of these securities at the time of transfer was $55.8 million and the unrealized gain was $267,000 ($174,000 net of income taxes).

     The following table summarizes the contractual maturity of investments (including securities, federal funds sold and interest-bearing deposits) and their weighted average yields at September 30, 2001. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of other comprehensive income.

                                                                  SEPTEMBER 30, 2001
                           ------------------------------------------------------------------------------------------------
                                                   AFTER ONE          AFTER FIVE
                                                   YEAR BUT            YEARS BUT
                                WITHIN              WITHIN              WITHIN               AFTER
                               ONE YEAR           FIVE YEARS           TEN YEARS           TEN YEARS
                           -----------------   -----------------   -----------------   -----------------
                           AMORTIZED           AMORTIZED           AMORTIZED           AMORTIZED
                             COST      YIELD     COST      YIELD     COST      YIELD     COST      YIELD    TOTAL     YIELD
                           ---------   -----   ---------   -----   ---------   -----   ---------   -----   --------   -----
                                                                (DOLLARS IN THOUSANDS)
U.S. Government
  securities.............  $ 31,811    6.20%    $29,340    6.80%   $ 16,928    5.39%   $     --      --%   $ 78,079   6.25%
Mortgage-backed
  securities.............     2,139    6.14      36,081    6.45      83,073    6.12     575,292    6.18     696,585   6.19
Municipal securities.....     4,999    5.14       9,818    4.64       7,941    4.48      55,108    4.90      77,866   4.84
Federal Reserve Bank
  stock..................     4,219    6.00          --      --          --      --          --      --       4,219   6.00
Federal Home Loan Bank
  stock..................     7,296    3.50          --      --          --      --          --      --       7,296   3.50
Other securities.........    49,985    2.48       6,276    7.09       2,354    5.88         299    6.02      58,914   3.13
Federal funds sold.......    46,466    1.37          --      --          --      --          --      --      46,466   1.37
Interest-bearing
  deposits...............     2,419    3.22          --      --          --      --          --      --       2,419   3.22
                           --------    ----     -------    ----    --------    ----    --------    ----    --------   ----
    Total investments....  $149,334    3.23%    $81,515    6.41%   $110,296    5.88%   $630,699    6.07%   $971,844   5.64%
                           ========    ====     =======    ====    ========    ====    ========    ====    ========   ====

  Other Assets

     Other assets were $154.8 million at September 30, 2001, an increase of $37.0 million from $117.8 million at December 31, 2000. This increase is attributable to the purchase of $50 million of additional bank-owned life insurance in the first quarter of 2001. Significant components within other assets include the cash value of bank owned life insurance of $81.4 million and accounts receivable purchased of $27.0 million.

  Deposits

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, NOW accounts, money market and time accounts. The Company relies primarily on customer service, advertising and competitive pricing policies to attract and retain these deposits. As of September 30, 2001, the Company had less than 1% of its deposits classified as brokered funds and does not anticipate any significant increase. Deposits provide the primary source of funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average noninterest-bearing demand deposits to average total deposits for the periods ended September 30, 2001 and December 31, 2000, was 28% and 30%, respectively.

     The average daily balances and weighted average rates paid on deposits for the nine months ended September 30, 2001 and the year ended December 31, 2000, are presented below:

                                                       SEPTEMBER 30, 2001           DECEMBER 31, 2000
                                                      ---------------------       ---------------------
                                                        AVERAGE                     AVERAGE
                                                      OUTSTANDING                 OUTSTANDING
                                                        BALANCE        RATE         BALANCE        RATE
                                                      -----------      ----       -----------      ----
                                                                   (DOLLARS IN THOUSANDS)
NOW accounts........................................  $   72,123       2.35%      $   58,093       1.09%
Regular savings.....................................      80,608       1.79           74,380       2.28
Premium yield.......................................     851,927       3.84          659,979       5.25
Money market savings................................     431,974       2.27          425,414       3.16
CD's less than $100,000.............................     305,446       5.48          289,183       5.32
CD's $100,000 and over..............................     511,777       5.30          464,470       6.17
IRA's, QRP's and other..............................      76,069       5.26           75,394       5.66
                                                      ----------       ----       ----------       ----
     Total interest-bearing deposits................   2,329,924       4.01%       2,046,913       4.82%
                                                                       ====                        ====
Noninterest-bearing deposits........................     812,275                     774,111
                                                      ----------                  ----------
     Total deposits.................................  $3,142,199                  $2,821,024
                                                      ==========                  ==========

     The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
3 months or less............................................    $358,679        $265,232
Between 3 months and 6 months...............................     129,240         124,144
Between 6 months and 1 year.................................      57,336          61,774
Over 1 year.................................................      35,777          55,479
                                                                --------        --------
     Total time deposits $100,000 and over..................    $581,032        $506,629
                                                                ========        ========

  Borrowings

     Securities sold under repurchase agreements and other borrowings generally represent borrowings with maturities ranging from one to thirty days. Other borrowings consist of federal funds purchased, treasury, tax and loan deposits and other bank borrowings. Information relating to these borrowings for the nine months ended September 30, 2001 and the year ended December 31, 2000 is summarized as follows:

                                                           SEPTEMBER 30,       DECEMBER 31,
                                                               2001                2000
                                                           -------------       ------------
                                                                (DOLLARS IN THOUSANDS)
Securities sold under repurchase agreements:
     Average.............................................    $257,503            $209,816
     Period-end..........................................     273,518             211,800
     Maximum month-end balance during period.............     273,518             241,834
Interest rate:
     Average.............................................        3.63%               4.69%
     Period-end..........................................        2.35%               4.89%
Other borrowings:
     Average.............................................    $166,187            $205,213
     Period-end..........................................     126,982             305,961
     Maximum month-end balance during period.............     376,509             380,121
Interest rate:
     Average.............................................        4.58%               6.39%
     Period-end..........................................        3.59%               6.83%

     Securities sold under repurchase agreements are maintained in safekeeping by correspondent banks.

  Liquidity and Capital Resources

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the nine months ended September 30, 2001, the Company's liquidity needs have primarily been met by growth in core deposits. The cash and federal funds sold position, supplemented by amortizing securities and loans, have generally created an adequate liquidity position.

     The Company's risk-based capital ratios including Leverage Capital, Tier 1 Risk-Based Capital and the Total Risk-Based Capital Ratio were 8.55%, 10.48% and 11.45%, respectively, at September 30, 2001.

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

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.) Exhibits:

     *15.1  Awareness Letter of PricewaterhouseCoopers LLP.

b.) Reports on Form 8-K:

          Two reports on Form 8-K were filed by the Company during the three months ended September 30, 2001:

         i.) A Current Report on Form 8-K dated July 19, 2001 was filed on July
             19, 2001: Item 5 and Item 7(c).

        ii.) A Current Report on Form 8-K dated September 14, 2001 was filed on
             September 17, 2001: Item 5 and Item 7(c).
---------------

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

                   SIGNATURE                                     TITLE                        DATE
                   ---------                                     -----                        ----

            /s/ PAUL B. MURPHY, JR.               Director, President and Chief         November 6, 2001
------------------------------------------------    Executive Officer
              PAUL B. MURPHY, JR.                   (Principal Executive Officer)

              /s/ DAVID C. FARRIES                Executive Vice President,             November 6, 2001
------------------------------------------------    Treasurer and Secretary
                DAVID C. FARRIES                    (Principal Financial Officer)

             /s/ R. JOHN MCWHORTER                Senior Vice President and Controller  November 6, 2001
------------------------------------------------    (Principal Accounting Officer)
               R. JOHN MCWHORTER

                               INDEX TO EXHIBITS

     *15.1  Awareness Letter of PricewaterhouseCoopers LLP.