Form 10-K
period 2001-12-31
SOUTHWEST BANCORP OF TEXAS INC
filed 2002-03-06
CIK 1027258

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $1.00 PAR VALUE
                                (TITLE OF CLASS)
                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                             ---------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                             ---------------------

     There were 32,966,336 shares of the Registrant's Common Stock outstanding as of the close of business on February 26, 2002. The aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $786.6 million (based upon the closing price of $30.75 on February 26, 2002, as reported on the NASDAQ National Market System).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement relating to the 2002 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2001, are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

THE COMPANY

     General. The Company was incorporated as a business corporation under the laws of the State of Texas on March 28, 1996, for the purpose of serving as a bank holding company for Southwest Bank of Texas National Association (the "Bank"). The holding company formation was consummated and the Company acquired all of the outstanding shares of capital stock of the Bank as of the close of business on June 30, 1996. Based upon total assets as of December 31, 2001, the Company ranks as the largest independent bank holding company headquartered in the Houston metropolitan area. The Company's headquarters are located at 4400 Post Oak Parkway, Houston, Texas 77027, and its telephone number is (713) 235-8800.

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

     Business Strategy. The Company provides an array of sophisticated products typically found only in major regional banks. These services are provided to middle market businesses in the Houston metropolitan area through 33 full service banking facilities. Each banking office has seasoned management with significant lending experience who are responsible for credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized management approach, coupled with the continuity of service by the same staff members, enables the Company to develop long-term customer relationships, maintain high quality service and provide quick responses to customer needs. The Company believes that its emphasis on local relationship banking, together with its conservative approach to lending and resultant strong asset quality, are important factors in the success and the growth of the Company.

     The Company seeks credit opportunities of good quality within its target market that exhibit positive historical trends, stable cash flows and secondary sources of repayment from tangible collateral. The Company extends credit for the purpose of obtaining and continuing long term relationships. Lenders are provided with detailed underwriting policies for all types of credit risks accepted by the Company and must obtain appropriate approvals for credit extensions in excess of conservatively assigned individuals' lending limits. The Company also maintains strict documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered might be reduced.

     The Company has a three-part strategy for growth. First, the Company will continue to actively target the "middle market" and private banking customers in Houston for loan and deposit opportunities as it has successfully done for the past twelve years. The "middle market" is generally characterized by privately owned companies having annual revenues ranging from $1 million to $500 million and borrowings ranging from $50,000 to $10 million, but primarily in the $150,000 to $5 million range. Typical middle market customers seek a relationship with a local independent bank that is sensitive to their needs and understands their business philosophy. These customers desire a long-term relationship with a decision-making loan officer who is responsive and experienced and has ready access to a bank's senior management. In implementing this part of its strategy, the Company continues to explore opportunities (i) to solidify its existing customer relationships and build new customer relationships by providing new services required by its middle market customers and (ii) to expand its base of services in the professional and executive market to meet the demands of that sector.

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

     The Company has two operating segments: the bank and the mortgage company. Each segment is managed separately because each business requires different marketing strategies and each offers different products and services.

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

     The Bank maintains a staff of professional treasury management marketing officers who consult with middle market and large corporate companies to design custom cost-effective cash management solutions. The Bank offers a full product line of cash concentration, disbursement, information reporting services and a full suite of Internet products superior to those offered by many regional banks. Through the Bank's continued investment in new technology and people, the Bank has been able to attract some of Houston's largest middle market companies to utilize the Bank's treasury management products. The Bank has also been able to attract new loan customers through use of the Bank's treasury management as a lead-in with products, such as an image-based lockbox service and controlled disbursement and sweep products, which allow borrowers to minimize interest expense and convert excess operating funds into interest income. Through the use of an interactive terminal or personal computer, the Bank's NetStar system provides customers with instant access to all bank account information with multiple intraday updates. The Bank makes business communication more efficient through Electronic Data Interchange ("EDI"), which is an inter-organizational computer-to-computer exchange of business documentation in a standard computer-processable format. Through the use of EDI and electronic payments, the Bank can provide the customer with a paperless funds management system. Positive Pay, a service under which the Bank only pays checks listed on a legitimate "company issue" file, is another product which helps in the prevention of check fraud. The Bank's average commercial customer uses six treasury management services. Because these services help customers improve their treasury operations and achieve new efficiencies in cash management, they are extremely useful in building and maintaining long-term relationships.

     The Bank has a retail presence in 33 locations throughout the Houston metropolitan area. Such locations are emerging as an important source of bank funding and fee income. Retail products consist of both traditional deposit accounts such as checking, savings, money market accounts and certificates of deposit, and a wide array of consumer loan and electronic banking alternatives. The Bank is putting a consistent emphasis on the cultivation of retail market opportunities and on its retail staff to help expand and deepen customer relationships.

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

THE MORTGAGE COMPANY

     The Company originates, sells and services single family residential mortgages and commercial mortgages through its ownership of Mitchell. Through Mitchell, the Company also originates and services residential and commercial construction loans. Mitchell has production offices in Fort Bend and Montgomery Counties, Texas, with corporate offices in The Woodlands, Texas. Mitchell is an approved seller/servicer for Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") and an approved issuer of Government National Mortgage Association ("GNMA") mortgage-backed securities. Mitchell is also a HUD-Approved Title II nonsupervised mortgagee. During 2001, Mitchell funded approximately $179 million in residential mortgage loans, $141 million in commercial loans and $131 million in residential and commercial construction loans.

COMPETITION

     The banking business is highly competitive, and the profitability of the Company will depend principally upon the Company's ability to compete in its market area. The Company competes with other commercial and savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial institutions, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Company. The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local office decision-making on loans, establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers. Bank deposits in the Houston area total approximately $50 billion.

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

EMPLOYEES

     As of December 31, 2001, the Company had 1,376 full-time employees, 458 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time employees. The Company has also provided most of its employees with the benefit of Common Stock ownership through the Company's contributions to a 401(k) plan, in which 1,080 of its employees are currently participating. The Company considers its relations with its employees to be excellent.

ECONOMIC CONDITIONS

     The Company's success is dependent to a significant extent upon general economic conditions in the Houston metropolitan area. The banking industry in Texas and Houston is affected by general economic conditions such as inflation, recession, unemployment, real estate values and other factors beyond the Company's control. During the mid-1980's, severely depressed oil and gas prices materially and adversely affected the Texas and Houston economies, causing recession and unemployment in the region and resulting in excess vacancies in the Houston real estate market and elsewhere in the state. Since 1987 the local economy has gained nearly 790,000 jobs, averaging 3.2% annual growth. In the Houston metropolitan area, the job count is 2.15 million, more than Alabama, Louisiana, South Carolina or Kentucky. The Federal Reserve projects job growth for 2002 at 15,000 jobs, a 0.7% increase. The economic base in Houston has diversified from being energy dependent to being energy independent as evidenced by the decrease in the upstream energy sector which is estimated to account for 32% of Houston's economic base, down from 69% in 1981. Since 1982, the energy-independent portion of the economic base has grown at a annual compound rate of 7.4%. Nevertheless, an economic recession over a prolonged period of time in the Houston area could cause increases in nonperforming assets, thereby causing operating losses, impairing liquidity and eroding capital. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

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

  THE BANK

     As a national banking association, the Bank is principally supervised, examined and regulated by the Office of the Comptroller of the Currency (the "OCC"). The OCC regularly examines such areas as capital adequacy, reserves, loan portfolio, investments and management practices. The Bank must also furnish quarterly and annual reports to the OCC, and the OCC may exercise cease and desist and other enforcement powers over the Bank if its actions represent unsafe or unsound practices or violations of law. Since the deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC"), the Bank is also subject to regulation and supervision by the FDIC. Because the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") regulates the Company, and because the Bank is a member of the Federal Reserve System, the Federal Reserve Board also has supervisory authority which affects the Bank.

     Restrictions on Transactions with Affiliates and Insiders. The Bank is subject to certain federal statutes limiting transactions with the Company and its nonbanking affiliates. Section 23A of the Federal Reserve Act affects loans or other credit extensions to, asset purchases from and investments in affiliates of the Bank. Such transactions with the Company or any of its nonbanking subsidiaries are limited in amount to ten percent of the Bank's capital and surplus and, with respect to the Company and all of its nonbanking subsidiaries together, to an aggregate of twenty percent of the Bank's capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be collateralized in specified amounts.

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

     In May 2001, the Federal Reserve Board adopted an interim rule addressing the applications of Section 23A and Section 23B of the Federal Reserve Act to credit exposure arising out of derivative transactions between an insured institution and its affiliates and intra-day extensions of credit by an insured depository institution to its affiliates. The rule requires institutions to adopt policies and procedures reasonably designed to monitor, manage, and control credit exposures arising out of transactions and to clarify that the transactions are subject to Section 23B of the Federal Reserve Act. In May 2001, the Federal Reserve Board also proposed a new rule to implement comprehensively
Section 23A and 23B of the Federal Reserve Act. When adopted in final form, the regulation will supersede previous interpretations of the statutory provisions. The Company cannot predict what form the final regulation might take.

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

     Interest Rate Limits. Interest rate limitations for the Bank are primarily governed by the National Bank Act which generally defers to the laws of the state where the bank is located. Under the laws of the State of Texas, the maximum annual interest rate that may be charged on most loans made by the Bank is based on doubling the average auction rate, to the nearest 0.25%, for 26 week United States Treasury Bills, as computed by the Office of the Consumer Credit Commissioner of the State of Texas. However, the maximum rate does not decline below 18% or rise above 24% (except for loans in excess of $250,000 that are made for business, commercial, investment or other similar purposes in which case the maximum annual rate may not rise above 28%, rather than 24%). On fixed rate closed-end loans, the maximum non-usurious rate is to be determined at the time the rate is contracted, while on floating rate and open-end loans (such as credit cards), the rate varies over the term of the indebtedness. State usury laws have been preempted by federal law for loans collateralized by a first lien on residential real property.

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

     As of December 31, 2001, the Bank met the capital requirements of a "well capitalized" institution.

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

     Under Section 501 of the Gramm-Leach-Bliley Act (see discussion below), the federal banking agencies are required to establish appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. The agencies have published a joint final rule which was effective July 1, 2001. Among other matters, the rule requires each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information.

     Under the Gramm-Leach-Bliley Act, a financial institution must provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a consumer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution's ability to disclose nonpublic personal information about consumers to nonaffiliated third parties. In June 2000, the federal banking agencies issued a final rule, effective November 13, 2000, but compliance with which was optional until July 1, 2001. Under the rule, all banks must develop initial and annual privacy notices which describe in general terms the bank's information sharing practices. Banks that share nonpublic personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit, or transaction accounts to any nonaffiliated third party for use in marketing.

  THE COMPANY

     The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA"), and is subject to supervision and regulation by the Federal Reserve Board. The BHCA and other Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. As a bank holding company, the Company's activities and those of its banking and nonbanking subsidiaries have in the past been limited to the business of banking and activities closely related or incidental to banking. Under new banking legislation (see discussion of Gramm-Leach-Bliley Act below), however, national banks have broadened authority, subject to limitations on investment, to engage in activities that are financial in nature (other than insurance underwriting, merchant or insurance portfolio investment, real estate development and real estate investment) through subsidiaries if the bank is well capitalized, well managed and has at least a satisfactory rating under the Community Reinvestment Act.

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

     The Federal Reserve Board adopted amendments to its risk-based capital regulations to provide for the consideration of interest rate risk in the agencies' determination of a banking institution's capital adequacy.

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

     The Federal Reserve Board, the OCC, and the FDIC have adopted a rule, effective April 1, 2002, which establishes special minimum regulatory capital requirements for equity investments in non-financial companies. The capital requirements apply symmetrically to equity investments of banks and bank holding companies and impose a series of marginal capital charges on covered equity investments that increase with the level of a banking organization's overall exposure to equity investments relative to the organization's Tier 1 capital.

  ENFORCEMENT POWERS OF THE FEDERAL BANKING AGENCIES

     The Federal Reserve Board and the OCC have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or the Bank, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under "-- The Bank -- Prompt Corrective Action," the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan.

     Imposition of Liability for Undercapitalized Subsidiaries. FDICIA requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan. Under FDICIA, the aggregate liability of all companies controlling an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The guarantee and limit on liability expire after the regulators notify the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. FDICIA grants greater powers to the bank regulators in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates. At December 31, 2001, the Bank met the requirements of a "well capitalized" institution and, therefore, these requirements presently do not apply to the Company.

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

  USA PATRIOT ACT OF 2001

     On October 6, 2001, the "Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot) Act of 2001" was enacted. The statute increases the power of the United States Government to obtain access to information and to investigate a full array of criminal activities. In the area of money laundering activities, the statute added terrorism, terrorism support and foreign corruption to the definition of money laundering offenses and increased the civil and criminal penalties for money laundering; applied certain anti-money laundering measures to United States bank accounts used by foreign persons; prohibited financial institutions from establishing, maintaining, administering or managing a correspondent account with a foreign shell bank; provided for certain forfeitures of funds deposited in United States interbank accounts by foreign banks; provided the Secretary of the Treasury with regulatory authority to ensure that certain types of bank accounts are not used to hide the identity of customers transferring funds and to impose additional reporting requirements with respect to money laundering activities; and included other measures. In November 2001, the Department of Treasury issued interim guidance concerning compliance by covered United States financial institutions with the new statutory anti-money laundering requirement regarding correspondent accounts established or maintained for foreign banking institutions, including the requirement that financial institutions take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks. This was followed by a proposed rule in December 2001. The Company cannot predict what form the final regulation might take.

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

ITEM 2.  PROPERTIES

FACILITIES

     The Company currently maintains 34 locations in the greater Houston area, fifteen of which are leased. The following table sets forth specific information on each location. With the exception of the Operations Center, each location offers full service banking. The Company's headquarters are located at 4400 Post Oak Parkway, in a 28-story office tower in the Galleria area in Houston, Texas.

                                                                                     DEPOSITS AT
BRANCH                           SQUARE FEET               LOCATION               DECEMBER 31, 2001
------                           -----------               --------               ------------------
                                                                                     (DOLLARS IN
                                                                                      THOUSANDS)
Galleria/Corporate(1)..........    154,200     4400 Post Oak Parkway                  $1,498,923
Operations Center(1)...........     92,979     1801 Main                                      --
Northwest Crossing(1)..........      9,355     13430 Northwest Freeway                   321,702
Downtown-1100 Louisiana(1).....      3,636     1100 Louisiana                             93,718
12 Greenway Plaza(1)...........      4,114     12 Greenway Plaza                          74,188
Medical Center(1)..............      2,437     6602 Fannin                                33,382
Memorial City(1)...............      3,554     899 Frostwood                              36,296
Downtown -- One Houston
  Center(1)....................      8,466     1221 McKinney                              58,598
Sugar Land.....................      4,000     14965 Southwest Freeway                    32,757
Greenspoint....................      3,797     323 N. Sam Houston Parkway, East           34,298
3 Greenway Plaza(1)............      2,549     3 Greenway Plaza, Suite C118                4,747
Hempstead......................     17,000     12130 Hempstead Highway                   153,365
Tanglewood.....................      5,625     1075 Augusta                               85,825
Pasadena.......................      4,900     4500 Fairmont Parkway                      37,777
Memorial West(1)...............      1,700     14803 Memorial                             11,638
Spring.........................      6,300     2000 Spring Cypress Road                   53,074
Bell Tower(1)..................      4,500     1330 Wirt Road                             68,111
Kingwood.......................      5,500     29805 Loop 494                             58,244
North Port.....................      5,000     9191 North Loop East                       12,187
Porter(1)......................      2,450     23741 Highway 59, Suite 2                  11,023
Rosenberg......................     45,000     3400 Avenue H                             146,735
East Bernard...................      1,500     9212 Highway 60                            19,441
Needville......................      2,500     3328 School Street                         39,757
Bissonnet......................      1,520     10881 Bissonnet                            13,572
Katy(1)........................      2,800     919 Avenue C                               14,883
Missouri City(1)...............      8,446     5819 Highway 6                             25,997
The Woodlands..................     35,051     4576 Research Forest Drive                103,359
Baytown........................     24,876     1300 Rollingbrook                         233,883
Garth Road(1)..................      2,000     6900 Garth Road                             4,475
Lacy Drive.....................      9,200     1308 Lacy Drive                            66,079
Fairmont Parkway...............      3,200     1401 Fairmont Parkway                      22,581
Red Bluff......................      6,400     3901 Red Bluff                             26,103
South Shaver...................      2,750     2222 South Shaver                           7,820
Bay City.......................     10,000     1700 Sixth Street                          24,095
                                                                                      ----------
                                                                                      $3,428,633
                                                                                      ==========

---------------

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on the NASDAQ Stock Market on January 28, 1997, and is quoted in such Market under the symbol "SWBT". The Company's Common Stock was not publicly traded, nor was there an established market therefor, prior to January 28, 1997. On February 26, 2002 there were approximately 974 holders of record of the Company's Common Stock.

     No cash dividends have ever been paid by the Company on its Common Stock, and the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's principal source of funds to pay cash dividends on its Common Stock would be cash dividends from the Bank. There are certain statutory limitations on the payment of dividends by national banks. Without approval of the OCC, dividends in any calendar year may not exceed the Bank's total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus or to a fund for the retirement of any preferred stock. In addition, a dividend may not be paid in excess of a bank's cumulative net profits after deducting bad debts in excess of the allowance for loan losses. As of December 31, 2001, approximately $128.1 million was available for payment of dividends by the Bank to the Company under these restrictions without regulatory approval. See "Item
1. Business -- Supervision and Regulation."

     The following table presents the range of high and low sale prices reported on the NASDAQ during the years ended December 31, 2001 and December 31, 2000.

                                         2001                                    2000
                         -------------------------------------   -------------------------------------
                         FOURTH     THIRD    SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST
                         QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                         -------   -------   -------   -------   -------   -------   -------   -------
Common stock sale
  price:
  High.................  $31.840   $35.000   $35.050   $45.563   $45.625   $34.625   $21.688   $20.250
  Low..................  $24.030   $27.000   $29.390   $25.375   $29.938   $20.438   $18.250   $14.875

RECENT SALES OF UNREGISTERED SECURITIES

     None.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Annual Report, and the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data as of the end of and for each of the five years in the period ended December 31, 2001 are derived from the Company's Consolidated Financial Statements which have been audited by independent accountants.

                                                                                 YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------------
                                                                 2001         2000         1999         1998         1997
                                                              ----------   ----------   ----------   ----------   ----------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Interest income...........................................  $  261,147   $  272,166   $  211,232   $  185,663   $  155,077
  Interest expense..........................................     101,158      121,662       88,219       80,080       67,110
                                                              ----------   ----------   ----------   ----------   ----------
        Net interest income.................................     159,989      150,504      123,013      105,583       87,967
  Provision for loan losses.................................       7,500        7,053        6,474        4,261        4,242
                                                              ----------   ----------   ----------   ----------   ----------
        Net interest income after provision for loan
          losses............................................     152,489      143,451      116,539      101,322       83,725
  Noninterest income........................................      58,158       42,893       37,464       31,537       24,136
  Noninterest expenses......................................     133,161      120,157      104,511       87,870       71,756
                                                              ----------   ----------   ----------   ----------   ----------
        Income before income taxes and minority interest....      77,486       66,187       49,492       44,989       36,105
  Provision for income taxes................................      24,745       22,607       17,500       15,766       12,237
  Minority interest.........................................          24          119           29          205          373
                                                              ----------   ----------   ----------   ----------   ----------
  Net income before preferred dividend......................      52,717       43,461       31,963       29,018       23,495
  Preferred stock dividend..................................          --           --           --           --           36
                                                              ----------   ----------   ----------   ----------   ----------
  Net income available to common shareholders...............  $   52,717   $   43,461   $   31,963   $   29,018   $   23,459
                                                              ==========   ==========   ==========   ==========   ==========
PER SHARE DATA:
  Basic earnings per common share(1)........................  $     1.60   $     1.34   $     1.01   $     0.97   $     0.83
  Diluted earnings per common share(1)......................  $     1.55   $     1.29   $     0.97   $     0.91   $     0.78
  Cash dividends per common share paid by Citizens and Fort
    Bend....................................................  $       --   $     0.60   $     0.82   $     1.03   $     1.00
  Book value per share......................................  $    10.99   $     9.12   $     7.28   $     6.90   $     6.00
  Average common shares (in thousands)......................      32,855       32,397       31,743       29,794       28,332
  Average common share equivalents (in thousands)...........       1,221        1,232        1,200        2,947        3,080
PERFORMANCE RATIOS:
  Return on average assets..................................        1.32%        1.23%        1.06%        1.12%        1.10%
  Return on average common equity...........................       15.82%       17.00%       14.70%       15.10%       14.83%
  Net interest margin.......................................        4.44%        4.64%        4.44%        4.38%        4.46%
  Efficiency ratio(2).......................................       61.05%       61.98%       65.07%       64.52%       64.28%
BALANCE SHEET DATA(3):
  Total assets..............................................  $4,401,156   $3,940,342   $3,271,188   $2,944,387   $2,490,822
  Securities................................................   1,068,315      848,164      890,369      951,785      886,605
  Loans.....................................................   2,759,482    2,511,437    2,035,342    1,632,886    1,251,237
  Allowance for loan losses.................................      31,390       28,150       22,436       17,532       14,385
  Total deposits............................................   3,428,633    3,093,870    2,531,633    2,373,995    2,102,485
  Total shareholders' equity................................     361,734      298,125      233,076      216,575      173,418
CAPITAL RATIO:
  Average equity to average assets..........................        8.34%        7.23%        7.23%        7.39%        7.42%
ASSET QUALITY RATIOS(3):
  Nonperforming assets to loans and other real estate(4)....        0.53%        0.41%        0.31%        0.31%        0.50%
  Net charge-offs to average loans..........................        0.17%        0.06%        0.09%        0.08%        0.12%
  Allowance for loan losses to total loans..................        1.17%        1.16%        1.15%        1.08%        1.16%
  Allowance for loan losses to nonperforming loans(5).......      237.82%      297.82%      519.59%      441.39%      312.38%

---------------

(1) Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income available to common shareholders, adjusted for any changes in income that would result from the assumed conversion of all dilutive potential common shares, by the sum of the weighted average number of common shares outstanding and the effect of all dilutive potential common shares outstanding for the period.

(2) Calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses).

(3) At period end, except net charge-offs to average loans.

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

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

OVERVIEW

     Total assets at December 31, 2001, 2000 and 1999 were $4.40 billion, $3.94 billion, and $3.27 billion, respectively. This growth was a result of a strong local economy, the addition of new loan officers, aggressive marketing, and the Company's overall growth strategy. Loans were $2.76 billion at December 31, 2001, an increase of $248.0 million or 10% from $2.51 billion at the end of 2000. Loans were $2.04 billion at year end 1999. Deposits increased to $3.43 billion at year end 2001 from $3.09 billion at year end 2000 and $2.53 billion at year end 1999.

     Net income was $52.7 million, $43.5 million, and $32.0 million and diluted earnings per common share was $1.55, $1.29, and $0.97 for the years ended 2001, 2000 and 1999, respectively. This increase in net income was primarily the result of strong loan growth, maintaining strong asset quality and expense control and resulted in returns on average assets ("ROA") of 1.32%, 1.23%, and 1.06% and returns on average common equity ("ROE") of 15.82%, 17.00%, and 14.70% for the years ended 2001, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

  NET INTEREST INCOME

     Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company's earnings. In 2001, net interest income provided 73.3% of the Company's net revenues, compared with 77.8% in 2000 and 76.7% in 1999. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

     2001 versus 2000. Net interest income was $160.0 million in 2001 compared to $150.5 million in 2000, an increase of $9.5 million or 6%. Growth in average earning assets, primarily loans, was $356.4 million or 11% while yields decreased 114 basis points to 7.25%. Yields decreased throughout 2001 as the Bank's prime lending rate decreased. The yield on earning assets during the fourth quarter was the lowest for the year, resulting in decreased yields on a weighted average basis.

     The impact of the growth in average earning assets was partially offset by a $333.4 million or 14% increase in average interest-bearing liabilities, offset by a decrease in the rate paid on interest-bearing liabilities of 132 basis points to 3.62% in 2001.

     Net interest margin decreased 20 basis points in 2001 to 4.44%. This decrease in the net interest margin is the direct result of the Federal Reserve lowering the federal funds rate 475 basis points since the beginning of 2001.

     Net interest margin risk is typically related to a narrowing of the prime rate and cost of funds. The Company managed this risk with asset and liability pricing to minimize the impact of declining rates, lowering the average costs of deposits and adding interest rate floors to some of its loan agreements. On January 4, 2001 the Federal Reserve decreased the federal funds rate and discount rate by 50 basis points. This was followed by seven additional decreases of 50 basis points each on February 1, 2001, March 21, 2001, April 19, 2001, May 16, 2001, September 18, 2001, October 3, 2001 and November 7, 2001,
and three additional decreases of 25 basis points each on June 28, 2001, August 22, 2001 and December 12, 2001. Due to the Bank's asset sensitivity, the net interest margin gradually decreased during the year. This resulted in net interest margins of 4.44% and 4.64% and net interest spreads of 3.63% and 3.45% for 2001 and 2000, respectively.

     2000 versus 1999. Net interest income totaled $150.5 million in 2000 compared to $123.0 million in 1999, an increase of $27.5 million or 22%. This resulted in net interest margins of 4.64% and 4.44% and net interest spreads of 3.45% and 3.44% for 2000 and 1999, respectively.

     The increase in net interest income was due primarily to a $472.7 million or 17% increase in average interest-earning assets. Average loans grew $518.5 million or 29% during 2000 while average securities decreased $45.1 million or 5% during the same period. The yield earned on average loans outstanding increased 71 basis points to 9.25% in 2000. Overall, the yield earned on average interest-earning assets increased 77 basis points to 8.39% in 2000 compared to a 76 basis point increase in the rate paid on average interest-bearing liabilities.

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

                                                      YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------
                                              2001                               2000
                                --------------------------------   --------------------------------
                                  AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                  BALANCE       PAID      RATE       BALANCE       PAID      RATE
                                -----------   --------   -------   -----------   --------   -------
                                                      (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS:
  Loans.......................  $2,637,695    $205,123    7.78%    $2,281,340    $210,990    9.25%
  Securities..................     895,947      53,297    5.95        909,512      57,755    6.35
  Federal funds sold and
    other.....................      66,807       2,727    4.08         53,163       3,421    6.43
                                ----------    --------    ----     ----------    --------    ----
        Total interest-earning
          assets..............   3,600,449     261,147    7.25%     3,244,015     272,166    8.39%
                                ----------    --------    ----     ----------    --------    ----
Less allowance for loan
  losses......................     (30,528)                           (25,326)
                                ----------                         ----------
                                 3,569,921                          3,218,689
Noninterest-earning assets....     425,822                            315,444
                                ----------                         ----------
        Total assets..........  $3,995,743                         $3,534,133
                                ==========                         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
  Money market and savings
    deposits..................  $1,457,693      40,884    2.80%    $1,217,866      50,375    4.14%
  Certificates of deposit.....     901,822      44,950    4.98        829,047      48,313    5.83
  Repurchase agreements and
    borrowed funds............     435,851      15,324    3.52        415,029      22,974    5.54
                                ----------    --------    ----     ----------    --------    ----
        Total interest-bearing
          liabilities.........   2,795,366     101,158    3.62%     2,461,942     121,662    4.94%
                                ----------    --------    ----     ----------    --------    ----
NONINTEREST-BEARING
  LIABILITIES:
  Noninterest-bearing demand
    deposits..................     836,366                            774,111
  Other liabilities...........      30,878                             42,487
                                ----------                         ----------
        Total liabilities.....   3,662,610                          3,278,540
                                ----------                         ----------
Shareholders' equity..........     333,133                            255,593
                                ----------                         ----------
        Total liabilities and
          shareholders'
          equity..............  $3,995,743                         $3,534,133
                                ==========                         ==========
Net interest income...........                $159,989                           $150,504
                                              ========                           ========
Net interest spread...........                            3.63%                              3.45%
                                                          ====                               ====
Net interest margin...........                            4.44%                              4.64%
                                                          ====                               ====

                                    YEAR ENDED DECEMBER 31,
                                --------------------------------
                                              1999
                                --------------------------------
                                  AVERAGE     INTEREST   AVERAGE
                                OUTSTANDING   EARNED/    YIELD/
                                  BALANCE       PAID      RATE
                                -----------   --------   -------
                                     (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS:
  Loans.......................  $1,762,826    $150,576    8.54%
  Securities..................     954,593      58,007    6.08
  Federal funds sold and
    other.....................      53,900       2,649    4.91
                                ----------    --------    ----
        Total interest-earning
          assets..............   2,771,319     211,232    7.62%
                                ----------    --------    ----
Less allowance for loan
  losses......................     (20,161)
                                ----------
                                 2,751,158
Noninterest-earning assets....     257,607
                                ----------
        Total assets..........  $3,008,765
                                ==========
LIABILITIES AND SHAREHOLDERS'
INTEREST-BEARING LIABILITIES:
  Money market and savings
    deposits..................  $1,008,980      34,766    3.45%
  Certificates of deposit.....     718,037      35,383    4.93
  Repurchase agreements and
    borrowed funds............     381,052      18,070    4.74
                                ----------    --------    ----
        Total interest-bearing
          liabilities.........   2,108,069      88,219    4.18%
                                ----------    --------    ----
NONINTEREST-BEARING
  LIABILITIES:
  Noninterest-bearing demand
    deposits..................     656,428
  Other liabilities...........      26,840
                                ----------
        Total liabilities.....   2,791,337
                                ----------
Shareholders' equity..........     217,428
                                ----------
        Total liabilities and
          shareholders'
          equity..............  $3,008,765
                                ==========
Net interest income...........                $123,013
                                              ========
Net interest spread...........                            3.44%
                                                          ====
Net interest margin...........                            4.44%
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

                                                              YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------
                                                2001 VS 2000                            2000 VS 1999
                                    -------------------------------------    ----------------------------------
                                         INCREASE (DECREASE) DUE TO              INCREASE (DECREASE) DUE TO
                                    -------------------------------------    ----------------------------------
                                    VOLUME      RATE     DAYS     TOTAL      VOLUME     RATE     DAYS    TOTAL
                                    -------   --------   -----   --------    -------   -------   ----   -------
                                                              (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans.............................  $32,958   $(38,249)  $(576)  $ (5,867)   $44,290   $15,711   $413   $60,414
Securities........................     (861)    (3,439)   (158)    (4,458)    (2,739)    2,328    159      (252)
Federal funds sold and other......      878     (1,563)     (9)      (694)       (36)      801      7       772
                                    -------   --------   -----   --------    -------   -------   ----   -------
        Total increase (decrease)
          in interest income......   32,975    (43,251)   (743)   (11,019)    41,515    18,840    579    60,934
                                    -------   --------   -----   --------    -------   -------   ----   -------
INTEREST-BEARING LIABILITIES:
Money market and savings
  deposits........................    9,920    (19,273)   (138)    (9,491)     7,197     8,317     95    15,609
Certificates of deposit...........    4,241     (7,472)   (132)    (3,363)     5,470     7,363     97    12,930
Repurchase agreements and borrowed
  funds...........................    1,153     (8,740)    (63)    (7,650)     1,611     3,243     50     4,904
                                    -------   --------   -----   --------    -------   -------   ----   -------
        Total increase (decrease)
          in interest expense.....   15,314    (35,485)   (333)   (20,504)    14,278    18,923    242    33,443
                                    -------   --------   -----   --------    -------   -------   ----   -------
Increase (decrease) in net
  interest income.................  $17,661   $ (7,766)  $(410)  $  9,485    $27,237   $   (83)  $337   $27,491
                                    =======   ========   =====   ========    =======   =======   ====   =======

  PROVISION FOR LOAN LOSSES

     The 2001 provision for loan losses was $7.5 million, an increase of $447,000 from 2000. The provision for the year ended 2000 was $7.1 million, an increase of $579,000 from the year ended December 31, 1999. Net charge-offs during 2001 equaled $4.3 million, which when subtracted from the provision for loan losses of $7.5 million resulted in a net increase in the allowance for loan losses of $3.2 million. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company's loan loss allowance as its loan portfolio grows and diversifies. (See "-- Financial Condition -- Loan Review and Allowance for Loan Losses.")

  NONINTEREST INCOME

     Noninterest income grew to $58.2 million for the year ended December 31, 2001, an increase of $15.3 million or 36% from 2000. Noninterest income totaled $42.9 million in 2000, an increase of $5.4 million or 14% from 1999.

     The following table shows the breakout of noninterest income between the bank and the mortgage company for 2001, 2000 and 1999:

                                                                 YEAR ENDED DECEMBER 31,
                           ---------------------------------------------------------------------------------------------------
                                       2001                               2000                               1999
                           -----------------------------      -----------------------------      -----------------------------
                            BANK     MORTGAGE   COMBINED       BANK     MORTGAGE   COMBINED       BANK     MORTGAGE   COMBINED
                           -------   --------   --------      -------   --------   --------      -------   --------   --------
Service charges on
  deposit accounts.......  $27,653    $   --    $27,653       $20,765    $   --    $20,765       $17,017    $   --    $17,017
Investment services......    7,244        --      7,244         6,017        --      6,017         4,868        --      4,868
Factoring fee income.....    4,742        --      4,742         4,063        --      4,063         3,169        --      3,169
Loan fee income..........    1,194     2,720      3,914           926     2,180      3,106           680     2,089      2,769
Bank-owned life insurance
  income.................    4,517        --      4,517         1,665        --      1,665         1,379        --      1,379
Letters of credit fee
  income.................    1,309        --      1,309           968        --        968           850        --        850
Gain on sale of loans,
  net....................       --     3,170      3,170            --     1,020      1,020            --       822        822
Gain (loss) on sale of
  securities, net........       14        --         14          (467)       --       (467)         (134)       --       (134)
Other income.............    4,262     1,333      5,595         4,017     1,739      5,756         5,354     1,370      6,724
                           -------    ------    -------       -------    ------    -------       -------    ------    -------
        Total noninterest
          income.........  $50,935    $7,223    $58,158       $37,954    $4,939    $42,893       $33,183    $4,281    $37,464
                           =======    ======    =======       =======    ======    =======       =======    ======    =======

     Banking Segment. The largest component of noninterest income is service charges on deposit accounts, which were $27.7 million for the year ended December 31, 2001, compared to $20.8 million for 2000 and $17.0 million for 1999. These were increases of 33% and 22%, respectively, for 2001 and 2000. Several factors contributed to this growth. First, the Bank's treasury management division continues to achieve great success, with gross revenues up $2.9 million, or 27%, in 2001. This success at winning new business results from the Company's ability to design custom cost-effective cash management solutions for middle market and large corporate customers. Second, during this three-year period the Company introduced several new products to its existing retail product line. Finally, in 1999 the Company initiated a deposit campaign encompassing all of its existing marketing areas and redesigned the consumer banking area which has experienced strong growth since its inception. Additionally, the number of deposit accounts grew from 124,424 at December 31, 1999 to 141,036 at December 31, 2000 and to 151,376 at December 31, 2001.

     Income on Bank-owned life insurance was $4.5 million for the year ended December 31, 2001, compared to $1.7 million for 2000 and $1.4 million for 1999. These were increases of 171% and 21%, respectively, for 2001 and 2000. The increase in 2001 is attributable to the purchase of $50.0 million of additional Bank-owned life insurance early in the first quarter of 2001.

     Additional areas of growth included investment services income and factoring fee income. Investment services income was $7.2 million for the year ended December 31, 2001, compared to $6.0 million for 2000 and $4.9 million for 1999. The increase in investment services income is attributable to the expanding international and foreign exchange departments, as well as the addition of several experienced calling officers and an increase in referrals from the Company's growing customer base. Factoring fee income, which is derived from the purchase of accounts receivable, was $4.7 million for the year ended December 31, 2001, compared to $4.1 million for 2000 and $3.2 million for 1999. Average gross accounts receivable purchased was $27.7 million for the year ended December 31, 2001, compared to $22.6 million for 2000 and $16.0 million for 1999.

     Mortgage Segment. Gain on sale of loans was $3.2 million for the year ended December 31, 2001, compared to $1.0 million for 2000 and $822,000 for 1999. These were increases of 211% and 24%, respectively, for 2001 and 2000. The lower interest rates in 2001 resulted in an increase in mortgage refinancings and originations. This increase in loan volume resulted in a larger portfolio of loans available for sale during the year. The principal balances of mortgage loans sold were $141.5 million, $45.2 million, and $63.5 million during the years ended December 31, 2001, 2000 and 1999, respectively.

     Loan fee income was $2.7 million for the year ended December 31, 2001, compared to $2.2 million for 2000 and $2.1 million for 1999. These were increases of 25% and 4%, respectively, for 2001 and 2000. The increase in loan fee income is also a result of the increased loan originations during the year.

  NONINTEREST EXPENSES

     For the year ended December 31, 2001, noninterest expenses totaled $133.2 million, an increase of $13.0 million, or 11%, from $120.2 million during 2000, which had increased from $104.5 million during 1999. The increase in noninterest expenses during these periods was due primarily to salaries and employee benefits and occupancy expenses.

     The efficiency ratio is calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses). An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources. The Company's efficiency ratios were 61.05%, 61.98% and 65.07% for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's efficiency ratios before merger-related expenses were 61.05%, 60.00% and 62.29%, respectively. The increase in the efficiency ratio in 2001 is a direct result of the decrease in the net interest margin discussed in "-- Results of Operations -- Net Interest Income" above.

     Salaries and employee benefits expense was $78.0 million for the year ended December 31, 2001, an increase of $10.9 million or 16% from $67.1 million for the year ended December 31, 2000. Salaries and employee benefits expense for the year ended December 31, 2000 increased $9.5 million or 17% from the same period in 1999. These increases were due primarily to hiring additional personnel required to accommodate the Company's growth. Total full-time equivalent employees for the years ended December 31, 2001, 2000 and 1999 were 1,376, 1,313, and 1,168, respectively.

     Occupancy expense rose $3.5 million to $21.5 million in 2001. Major categories included within occupancy expense are building lease expense, depreciation expense, and maintenance contract expense. Building lease expense increased to $6.2 million in 2001 from $4.7 million in 2000, an increase of $1.5 million or 32%. This increase is primarily due to the Company leasing 91,689 square feet for an operations center in downtown Houston late in 2000. Depreciation expense increased $2.4 million to $10.4 million for the year ended December 31, 2001. This increase was due primarily to additional depreciation on equipment provided to new employees and expenses related to technology upgrades throughout the Company. In addition, the Company recorded $381,000 of depreciation expense related to the leasehold improvements at the new operations center during the year ended December 31, 2001. Maintenance contract expense for the year ended December 31, 2001 was $3.2 million, an increase of $694,000 or 28% compared to $2.5 million in 2000 and $1.8 million in 1999. The Company has purchased maintenance contracts for major operating systems throughout the organization.

     During 2000 and 1999, the Company recorded, on a pre-tax basis, approximately $4.1 million and $4.5 million, respectively in merger-related expenses and other charges including investment banking fees, other professional fees and severance expenses associated with the mergers of Citizens in 2000 and Fort Bend in 1999. There were no such transactions in 2001.

  INCOME TAXES

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. In 2001 income tax expense was $24.7 million, an increase of $2.1 million or 9% from the $22.6 million of income tax expense in 2000 which increased $5.1 million or 29% from the $17.5 million of income tax expense in 1999. The Company's effective tax rates were 32%, 34%, and 35% for the years ended

December 31, 2001, 2000 and 1999, respectively. The reduced tax rate is primarily due to an increase in tax exempt income earned on the Company's bank-owned life insurance and other tax exempt securities.

  IMPACT OF INFLATION

     The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Since substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company attempts to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See "-- Financial Condition -- Interest Rate Sensitivity and Liquidity" below.

FINANCIAL CONDITION

  LOANS HELD FOR INVESTMENT

     Loans held for investment were $2.67 billion at December 31, 2001, an increase of $247.0 million, or 10% from December 31, 2000. Loans were $2.43 billion at December 31, 2000, an increase of $467.2 million, or 24%, from $1.96 billion at December 31, 1999.

     During the past 5 years loans have grown at an annualized rate of 24%. This growth is consistent with the Company's strategy of targeting corporate "middle market" and private banking customers and providing innovative products with superior customer service. This plan also includes establishing new branches in areas that demographically complement existing or targeted customer base, pursuing selected mergers/acquisitions which will add new markets, delivery systems and talent to the Company and leveraging new or existing technology to improve the profitability of the Company and its customers.

     Although gross loans increased during 2001, the Company has noted many borrowing customers are reducing debt and operating with a more conservative balance sheet. The Company continues to take a conservative posture related to credit underwriting, which it believes is a prudent course of action, especially during slowing economic times. Both of these factors have combined to cause a recent slowing in the growth of the Company's loan portfolio. While the short-term outlook for loan growth has moderated, the Company is optimistic about the future, as it has continued to invest in new products and services that it believes will bring excellent opportunities for growth and expansion.

     The loan portfolio is concentrated in loans to commercial, real estate construction and land development enterprises, with the balance in residential and consumer loans. While no specific industry concentration is considered significant, lending operations are located primarily in an eight county area in and around Houston. An economic recession over a prolonged period of time in the Houston area could cause increases in nonperforming assets, thereby causing operating losses, impairing liquidity and eroding capital. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

     The following table summarizes the loan portfolio of the Company by major category as of the dates indicated:

                                                   DECEMBER 31,
                       --------------------------------------------------------------------
                               2001                    2000                    1999
                       --------------------    --------------------    --------------------
                         AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
                       ----------   -------    ----------   -------    ----------   -------
                                              (DOLLARS IN THOUSANDS)
Commercial and
 industrial..........  $1,084,114    40.56%    $  954,912    39.37%    $  749,816    38.29%
Real estate:
 Construction and
   land development..     698,423    26.13        641,128    26.43        500,547    25.57
 1-4 family
   residential.......     344,133    12.88        335,934    13.85        290,057    14.81
 Commercial owner
   occupied..........     320,336    11.99        265,534    10.95        212,371    10.84
 Farmland............       4,854     0.18          5,753     0.24         13,218     0.67
 Other...............      25,884     0.97         31,861     1.31         20,572     1.05
Consumer.............     194,714     7.29        190,376     7.85        171,714     8.77
                       ----------   ------     ----------   ------     ----------   ------
   Total loans held
     for
     investment......  $2,672,458   100.00%    $2,425,498   100.00%    $1,958,295   100.00%
                       ==========   ======     ==========   ======     ==========   ======

                                      DECEMBER 31,
                       -------------------------------------------
                               1998                   1997
                       --------------------   --------------------
                         AMOUNT     PERCENT     AMOUNT     PERCENT
                       ----------   -------   ----------   -------
                                 (DOLLARS IN THOUSANDS)
Commercial and
 industrial..........  $  667,918    41.29%   $  474,799    38.34%
Real estate:
 Construction and
   land development..     299,220    18.50       179,769    14.52
 1-4 family
   residential.......     273,387    16.90       257,892    20.83
 Commercial owner
   occupied..........     187,093    11.57       158,409    12.79
 Farmland............       8,416     0.52         8,384     0.68
 Other...............      17,524     1.08        10,854     0.87
Consumer.............     164,018    10.14       148,210    11.97
                       ----------   ------    ----------   ------
   Total loans held
     for
     investment......  $1,617,576   100.00%   $1,238,317   100.00%
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

     Generally, the Company's commercial loans are underwritten on the basis of the borrower's ability to service such debt from cash flow. As a general practice, the Company takes as collateral a lien on any available real estate, equipment, or other assets and personal guarantees of company owners or project sponsors. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

     A substantial portion of the Company's real estate loans consists of loans collateralized by real estate, other assets and personal guarantees of company owners or project sponsors of commercial customers. Additionally, a portion of the Company's lending activity consists of the origination of single-family residential mortgage loans collateralized by owner-occupied properties located in the Company's primary market area. The Company offers a variety of mortgage loan products which generally are amortized over five to 30 years.

     Loans collateralized by single-family residential real estate are typically originated in amounts of no more than 90% of appraised value. The Company requires mortgage title insurance and hazard insurance in the amount of the loan. Although the contractual loan payment periods for single-family residential real estate loans are generally for a 15 to 30 year period, such loans often remain outstanding for significantly shorter periods than their contractual terms.

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

     The contractual maturity ranges of the commercial and industrial and funded real estate construction loan portfolio and the amount of such loans with fixed interest rates and floating interest rates in each maturity range as of December 31, 2001 are summarized in the following table:

                                                          DECEMBER 31, 2001
                                          --------------------------------------------------
                                                        AFTER ONE
                                          ONE YEAR OR    THROUGH     AFTER FIVE
                                             LESS       FIVE YEARS     YEARS        TOTAL
                                          -----------   ----------   ----------   ----------
                                                        (DOLLARS IN THOUSANDS)
Commercial and industrial...............  $  701,435     $336,079     $46,600     $1,084,114
Real estate construction................     406,068      267,522      24,833        698,423
                                          ----------     --------     -------     ----------
          Total.........................  $1,107,503     $603,601     $71,433     $1,782,537
                                          ==========     ========     =======     ==========
Loans with a fixed interest rate........  $  442,002     $170,587     $40,860     $  653,449
Loans with a floating interest rate.....     665,501      433,014      30,573      1,129,088
                                          ----------     --------     -------     ----------
          Total.........................  $1,107,503     $603,601     $71,433     $1,782,537
                                          ==========     ========     =======     ==========

  LOANS HELD FOR SALE

     Loans held for sale of $87.0 million at December 31, 2001 increased from $85.9 million at December 31, 2000. These loans are carried at the lower of cost or market and are typically sold to investors within one year of origination. The market value of these loans is impacted by changes in current interest rates. An increase in interest rates would result in a decrease in the market value of these loans while a decrease in interest rates would result in an increase in the market value of these loans. The business of originating and selling loans is conducted by the Company's mortgage segment.

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

     Historically, the Houston metropolitan area has been affected by the state of the energy business, but since the mid 1980's the economic impact has been reduced by a combination of increased industry diversification and less reliance on debt to finance expansion. When energy prices fluctuate, it is the Company's practice to review and adjust underwriting standards with respect to companies affected by oil and gas price volatility and to continuously monitor existing credit exposure to companies which are impacted by this price volatility.

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

     In order to determine the adequacy of the allowance for loan losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. Management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status. The Company then charges a provision for loan losses determined on a quarterly basis to adjust the allowance for loan losses for changes determined according to the foregoing methodology.

     Management believes that the allowance for loan losses at December 31, 2001 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at December 31, 2001.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                2001      2000      1999      1998      1997
                                               -------   -------   -------   -------   -------
                                                           (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning
  balance....................................  $28,150   $22,436   $17,532   $14,385   $11,488
Provision charged against operations.........    7,500     7,053     6,474     4,261     4,242
Charge-offs:
  Commercial and industrial..................   (3,663)     (714)     (906)     (862)     (783)
  Real estate:
     Construction and land development.......      (65)     (208)     (177)      (10)     (262)
     1-4 family residential..................     (171)       --        --        --       (50)
     Commercial owner occupied...............       --        --        --        --        --
     Farmland................................       --        --        --        --        --
     Other...................................      (94)       --        --        --        --
  Consumer...................................   (1,037)   (1,171)   (1,128)     (634)     (584)
                                               -------   -------   -------   -------   -------
Total charge-offs............................   (5,030)   (2,093)   (2,211)   (1,506)   (1,679)
                                               -------   -------   -------   -------   -------
Recoveries:
  Commercial and industrial..................      265       485       265        95       142
  Real estate:
     Construction and land development.......       --         7        12        63         2
     1-4 family residential..................       59        --        --        --        --
     Commercial owner occupied...............       --        --        --        --        --
     Farmland................................       --        --        --        --        --
     Other...................................       51        --        --        --        --
  Consumer...................................      395       262       364       216       190
                                               -------   -------   -------   -------   -------
Total recoveries.............................      770       754       641       374       334
                                               -------   -------   -------   -------   -------
Net charge-offs..............................   (4,260)   (1,339)   (1,570)   (1,132)   (1,345)
Adjustment to conform reporting periods......       --        --        --        18        --
                                               -------   -------   -------   -------   -------
Allowance for loan losses, ending balance....  $31,390   $28,150   $22,436   $17,532   $14,385
                                               =======   =======   =======   =======   =======
Allowance to period-end loans................     1.17%     1.16%     1.15%     1.08%     1.16%
Net charge-offs to average loans.............     0.17%     0.06%     0.09%     0.08%     0.12%
Allowance to period-end nonperforming
  loans......................................   237.82%   297.82%   519.59%   441.39%   312.38%

     The following table reflects the distribution of the allowance for loan losses among various categories of loans for the dates indicated. Portions of the allowance for loan losses are allocated to cover the estimated losses inherent in particular risk categories of loans. The allocation of the allowance for loan losses is based upon the Company's loss experience over a period of years and is adjusted for subjective factors such as economic trends, performance trends, portfolio age and concentrations of credit. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                                DECEMBER 31,
                                    ---------------------------------------------------------------------
                                            2001                    2000                    1999
                                    ---------------------   ---------------------   ---------------------
                                              PERCENT OF              PERCENT OF              PERCENT OF
                                               LOANS TO                LOANS TO                LOANS TO
                                    AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS
                                    -------   -----------   -------   -----------   -------   -----------
                                                           (DOLLARS IN THOUSANDS)
Balance of allowance for loan
 losses applicable to:
 Commercial and industrial........  $13,554      40.56%     $12,219      39.37%     $10,793      38.29%
 Real estate:
   Construction and land
     development..................    7,395      26.13        5,733      26.43        4,184      25.57
   1-4 family residential.........    2,695      12.88        3,294      13.85        2,498      14.81
   Commercial owner occupied......    3,397      11.99        2,676      10.95        1,962      10.84
   Farmland.......................       34       0.18           40       0.24           93       0.67
   Other..........................    1,110       0.97        1,253       1.31          143       1.05
 Consumer.........................    3,205       7.29        2,935       7.85        2,763       8.77
                                    -------     ------      -------     ------      -------     ------
Total allowance for loan losses...  $31,390     100.00%     $28,150     100.00%     $22,436     100.00%
                                    =======     ======      =======     ======      =======     ======

                                                    DECEMBER 31,
                                    ---------------------------------------------
                                            1998                    1997
                                    ---------------------   ---------------------
                                              PERCENT OF              PERCENT OF
                                               LOANS TO                LOANS TO
                                    AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS
                                    -------   -----------   -------   -----------
                                               (DOLLARS IN THOUSANDS)
Balance of allowance for loan
 losses applicable to:
 Commercial and industrial........  $ 8,219      41.29%     $ 5,958      38.34%
 Real estate:
   Construction and land
     development..................    2,418      18.50        1,664      14.52
   1-4 family residential.........    2,424      16.90        2,546      20.83
   Commercial owner occupied......    1,767      11.57        1,717      12.79
   Farmland.......................       66       0.52           72       0.68
   Other..........................      134       1.08           93       0.87
 Consumer.........................    2,504      10.14        2,335      11.97
                                    -------     ------      -------     ------
Total allowance for loan losses...  $17,532     100.00%     $14,385     100.00%
                                    =======     ======      =======     ======

  NONPERFORMING ASSETS AND IMPAIRED LOANS

     Nonperforming assets, which include nonaccrual loans, accruing loans 90 or more days past due, restructured loans, and other real estate and foreclosed property, were $14.2 million at December 31, 2001, compared with $9.9 million at December 31, 2000 and $6.2 million at December 31, 1999. This resulted in a ratio of nonperforming assets to loans plus other real estate of 0.53%, 0.41%, and 0.31% at December 31, 2001, 2000, and 1999, respectively. Nonaccrual loans, the largest component of nonperforming assets, were $11.0 million at December 31, 2001, an increase of $2.7 million from $8.3 million at December 31, 2000. This increase relates primarily to two credits that are newly classified as nonaccrual loans. These credits are approximately $2.1 million each. One of these is in liquidation and the debt will be reduced as the collateral is sold, while the other is expected to return to performing status in the next few quarters due to the borrower's improving liquidity.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                          DECEMBER 31,
                                           -------------------------------------------
                                            2001      2000     1999     1998     1997
                                           -------   ------   ------   ------   ------
                                                     (DOLLARS IN THOUSANDS)
Nonaccrual loans.........................  $11,020   $8,345   $2,471   $2,369   $3,324
Accruing loans 90 or more days past
  due....................................    2,179    1,107    1,847    1,352      734
Restructured loans.......................       --       --       --      251      547
Other real estate and foreclosed
  property...............................    1,037      454    1,840    1,099    1,651
                                           -------   ------   ------   ------   ------
  Total nonperforming assets.............  $14,236   $9,906   $6,158   $5,071   $6,256
                                           =======   ======   ======   ======   ======
Nonperforming assets to total loans and
  other
  real estate............................     0.53%    0.41%    0.31%    0.31%    0.50%

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

     A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The valuation reserve includes activity related to allowances calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

     The following is a summary of loans considered to be impaired:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Impaired loans with no valuation reserve....................  $   510   $ 2,640
Impaired loans with a valuation reserve.....................   19,728     8,160
                                                              -------   -------
          Total recorded investment in impaired loans.......  $20,238   $10,800
                                                              =======   =======
Valuation allowance related to impaired loans...............  $ 3,749   $ 2,107
                                                              =======   =======

     The average recorded investment in impaired loans during 2001, 2000 and 1999 was $15.5 million, $9.3 million and $13.9 million, respectively. Interest income on impaired loans of $425,000, $1.1 million and $1.5 million was recognized for cash payments received in 2001, 2000 and 1999, respectively.

  SECURITIES

     At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities classified as held to maturity are stated at cost, increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method, only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale at December 31, 2001 which allows the Company to manage its investment portfolio more effectively and to enhance the average yield on the portfolio.

     The amortized cost of securities classified as available for sale and held to maturity is as follows:

                                                                DECEMBER 31,
                                           ------------------------------------------------------
                                              2001        2000       1999       1998       1997
                                           ----------   --------   --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Available for sale:
  U.S. Government and agency
    securities...........................  $   50,860   $169,069   $134,001   $183,602   $201,300
  Mortgage-backed securities.............     872,974    618,523    678,523    623,964    473,523
  Municipal securities...................      85,047     27,920     17,021      6,247      4,813
  Federal Reserve Bank stock.............       4,230      3,949      2,981      2,442      2,271
  Federal Home Loan Bank stock...........       7,939     17,972     16,051      8,775     40,813
  Other securities.......................      41,169     15,491      7,286      3,894     28,732
                                           ----------   --------   --------   --------   --------
         Total securities available for
           sale..........................  $1,062,219   $852,924   $855,863   $828,924   $751,452
                                           ==========   ========   ========   ========   ========
Held to maturity:
  U.S. Government and agency
    securities...........................  $       --   $     --   $ 12,761   $ 23,837   $ 26,247
  Mortgage-backed securities.............          --         --     29,164     80,528      7,818
  Municipal securities...................          --         --     13,486     13,964     13,888
  Other securities.......................          --         --      3,533         --     86,556
                                           ----------   --------   --------   --------   --------
         Total securities held to
           maturity......................  $       --   $     --   $ 58,944   $118,329   $134,509
                                           ==========   ========   ========   ========   ========

     The following table presents the amortized cost of securities classified as available for sale and held to maturity and their approximate fair values as of the dates shown:

                                         DECEMBER 31, 2001                           DECEMBER 31, 2000
                            -------------------------------------------   ---------------------------------------
                                               GROSS                                       GROSS
                                            UNREALIZED                                   UNREALIZED
                            AMORTIZED    -----------------      FAIR      AMORTIZED   ----------------     FAIR
                               COST       GAIN      LOSS       VALUE        COST       GAIN     LOSS      VALUE
                            ----------   -------   -------   ----------   ---------   ------   -------   --------
                                                           (DOLLARS IN THOUSANDS)
Available for sale:
U.S. Government and agency
 securities...............  $  50,860    $ 1,294   $   (17)  $   52,137   $169,069    $1,080   $  (819)  $169,330
Mortgage-backed
 securities...............    872,974      8,571    (2,825)     878,720    618,523     2,088    (7,395)   613,216
Municipal securities......     85,047        252    (1,524)      83,775     27,920       134       (27)    28,027
Federal Reserve Bank
 stock....................      4,230         --        --        4,230      3,949        --        --      3,949
Federal Home Loan Bank
 stock....................      7,939         --        --        7,939     17,972        --        --     17,972
Other securities..........     41,169        356       (11)      41,514     15,491       201       (22)    15,670
                            ----------   -------   -------   ----------   --------    ------   -------   --------
Total securities available
 for
 sale.....................  $1,062,219   $10,473   $(4,377)  $1,068,315   $852,924    $3,503   $(8,263)  $848,164
                            ==========   =======   =======   ==========   ========    ======   =======   ========
Held to maturity:
U.S. Government and agency
 securities...............  $      --    $    --   $    --   $       --   $     --    $   --   $    --   $     --
Mortgage-backed
 securities...............         --         --        --           --         --        --        --         --
Municipal securities......                                                      --        --        --         --
Other securities..........         --         --        --           --         --        --        --         --
                            ----------   -------   -------   ----------   --------    ------   -------   --------
Total securities held to
 maturity.................  $      --    $    --   $    --   $       --   $     --    $   --   $    --   $     --
                            ==========   =======   =======   ==========   ========    ======   =======   ========

                                      DECEMBER 31, 1999
                            --------------------------------------
                                             GROSS
                                          UNREALIZED
                            AMORTIZED   ---------------     FAIR
                              COST      GAIN     LOSS      VALUE
                            ---------   ----   --------   --------
                                    (DOLLARS IN THOUSANDS)
Available for sale:
U.S. Government and agency
 securities...............  $134,001    $35    $ (3,499)  $130,537
Mortgage-backed
 securities...............   678,523    470     (21,338)   657,655
Municipal securities......    17,021     21        (183)    16,859
Federal Reserve Bank
 stock....................     2,981     --          --      2,981
Federal Home Loan Bank
 stock....................    16,051     --          --     16,051
Other securities..........     7,286     56          --      7,342
                            --------    ----   --------   --------
Total securities available
 for
 sale.....................  $855,863    $582   $(25,020)  $831,425
                            ========    ====   ========   ========
Held to maturity:
U.S. Government and agency
 securities...............  $ 12,761    $ 1    $   (287)  $ 12,475
Mortgage-backed
 securities...............    29,164      3        (612)    28,555
Municipal securities......    13,486     23        (111)    13,398
Other securities..........     3,533      5         (25)     3,513
                            --------    ----   --------   --------
Total securities held to
 maturity.................  $ 58,944    $32    $ (1,035)  $ 57,941
                            ========    ====   ========   ========

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

     Securities totaled $1.07 billion at December 31, 2001, an increase of $220.2 million from $848.2 million at December 31, 2000. During 2000, securities decreased $42.2 million from $890.4 million at December 31, 1999. The yield on the securities portfolio for 2001 was 5.95% while the yield was 6.35% in 2000.

     The Company has no mortgage-backed securities that have been issued by non-agency entities. Included in the Company's mortgage-backed securities at December 31, 2001 were agency issued collateralized mortgage obligations with a book value of $403.6 million and a fair market value of $406.1 million.

     At December 31, 2001, $603.3 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At December 31, 2001, approximately $35.5 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year and, accordingly, were less susceptible to declines in value should interest rates increase.

     The following table summarizes the contractual maturity of investments and their weighted average yields at December 31, 2001. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a separate component of other comprehensive income.

                                                                      DECEMBER 31, 2001
                             ----------------------------------------------------------------------------------------------------
                                                                       AFTER FIVE YEARS
                                                 AFTER ONE YEAR BUT     BUT WITHIN TEN
                              WITHIN ONE YEAR     WITHIN FIVE YEARS          YEARS          AFTER TEN YEARS
                             -----------------   -------------------   -----------------   -----------------
                             AMORTIZED           AMORTIZED             AMORTIZED           AMORTIZED
                               COST      YIELD      COST      YIELD      COST      YIELD     COST      YIELD     TOTAL      YIELD
                             ---------   -----   ----------   ------   ---------   -----   ---------   -----   ----------   -----
                                                                    (DOLLARS IN THOUSANDS)
U.S. Government and agency
  securities...............  $ 19,799    6.43%    $16,164      6.89%   $ 14,897    5.31%   $     --      --%   $   50,860   6.24%
Mortgage-backed
  securities...............     1,621    5.84      32,405      6.39     235,665    5.27     603,283    5.89       872,974   5.74
Municipal securities.......     1,823    4.33       9,613      4.50       7,648    4.49      65,963    4.88        85,047   4.79
Federal Reserve Bank
  stock....................     4,230    6.00          --        --          --      --          --      --         4,230   6.00
Federal Home Loan Bank
  stock....................     7,939    3.50          --        --          --      --          --      --         7,939   3.50
Other securities...........    31,534    1.79       6,746      7.04       2,607    5.36         282    5.37        41,169   2.90
Federal funds sold.........     1,445    1.75          --        --          --      --          --      --         1,445   1.75
Securities purchased under
  resale agreements........    66,000    1.65          --        --          --      --          --      --        66,000   1.65
Interest-bearing
  deposits.................     5,188    1.44          --        --          --      --          --      --         5,188   1.44
                             --------    ----     -------      ----    --------    ----    --------    ----    ----------   ----
  Total investments........  $139,579    2.67%    $64,928      6.30%   $260,817    5.25%   $669,528    5.79%   $1,134,852   5.31%
                             ========    ====     =======      ====    ========    ====    ========    ====    ==========   ====

  OTHER ASSETS

     Other assets were $178.7 million at December 31, 2001, an increase of $60.9 million from $117.8 million at December 31, 2000. This increase is primarily attributable to increases in factored receivables and to the increase in the cash value of Bank-owned life insurance policies. Cash value of Bank-owned life insurance policies was approximately $82.7 million at December 31, 2001 compared with a balance of $28.7 million at December 31, 2000. This increase resulted from the purchase of $50.0 million of additional Bank-owned life insurance and interest earned on these policies.

     Factored receivables result from providing operating funds to businesses by converting their accounts receivable to cash. During 2001 factored receivables increased $27.7 million to $55.2 million. This increase was due to several factors including new officers hired and aggressive marketing, both internally and externally.

  DEPOSITS

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, interest-bearing demand, money market and time accounts. The Company relies primarily on customer service, advertising, and competitive pricing policies to attract and retain these deposits. As of December 31, 2001, the Company had less than one percent of its deposits classified as brokered funds. Deposits provide the primary source of funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average demand deposits to average total deposits for the years ended December 31, 2001, 2000, and 1999 was 28%, 30%, and 30%, respectively.

     Average total deposits during 2001 increased to $3.20 billion from $2.82 billion in 2000, an increase of $374.9 million or 13%. Average noninterest-bearing deposits increased to $836.4 million in 2001 from $774.1 million in 2000 due to an increase in the number of deposit accounts. Average total deposits in 2000 rose to $2.82 billion from $2.38 billion in 1999, an increase of $437.6 million or 18%.

     The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 2001, 2000, and 1999 are presented below:

                                                YEAR ENDED DECEMBER 31,
                               ---------------------------------------------------------
                                     2001                2000                1999
                               -----------------   -----------------   -----------------
                                 AMOUNT     RATE     AMOUNT     RATE     AMOUNT     RATE
                               ----------   ----   ----------   ----   ----------   ----
                                                (DOLLARS IN THOUSANDS)
Interest-bearing demand......  $   62,510   0.50%  $   58,093   1.09%  $   69,859   1.63%
Regular savings..............      81,799   1.58       74,380   2.28       70,308   2.28
Premium yield................     851,951   3.41      659,979   5.25      471,523   4.25
Money market savings.........     461,433   2.21      425,414   3.16      397,290   3.02
CD's less than $100,000......     302,885   5.25      289,183   5.32      284,767   4.73
CD's $100,000 and over.......     522,601   4.82      464,470   6.17      370,513   5.04
IRA's, QRP's and other.......      76,336   5.07       75,394   5.66       62,757   5.16
                               ----------   ----   ----------   ----   ----------   ----
  Total interest-bearing
     deposits................   2,359,515   3.64%   2,046,913   4.82%   1,727,017   4.06%
                                            ====                ====                ====
Noninterest-bearing
  deposits...................     836,366             774,111             656,428
                               ----------          ----------          ----------
  Total deposits.............  $3,195,881          $2,821,024          $2,383,445
                               ==========          ==========          ==========

     The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
3 months or less.....................................  $348,782   $265,232   $186,970
Between 3 months and 6 months........................    81,457    124,144     75,389
Between 6 months and 1 year..........................    75,461     61,774     77,604
Over 1 year..........................................    48,420     55,479     27,088
                                                       --------   --------   --------
  Total time deposits, $100,000 and over.............  $554,120   $506,629   $367,051
                                                       ========   ========   ========

  BORROWINGS

     Securities sold under repurchase agreements and other borrowings generally represent borrowings with maturities ranging from one to thirty days. Other borrowings consist of federal funds purchased, treasury, tax and loan deposits and other bank borrowings. Information relating to these borrowings for the years ended December 31, 2001 and 2000 is summarized as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2001           2000
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Securities sold under repurchase agreements:
  Average...................................................  $270,656       $209,816
  Period-end................................................   358,401        211,800
  Maximum month-end balance during period...................   358,401        241,834
Interest Rate:
  Average...................................................      3.17%          4.69%
  Period-end................................................      2.03%          4.89%
Long-term borrowings:
  Average...................................................  $  7,565       $  5,944
  Period-end................................................     7,410          7,743
  Maximum month-end balance during period...................     7,717          7,823
Interest rate:
  Average...................................................      7.00%          7.58%
  Period-end................................................      6.96%          7.00%
Short-term borrowings:
  Average...................................................  $157,630       $199,269
  Period-end................................................   222,168        298,218
  Maximum month-end balance during period...................   368,792        372,298
Interest rate:
  Average...................................................      3.93%          6.35%
  Period-end................................................      2.12%          6.83%

  INTEREST RATE SENSITIVITY

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

     The following table presents an analysis of the sensitivity inherent in the Company's net interest income and market value of portfolio equity. The data used to prepare the table is as of December 31, 2001, which may not be representative of average balances found at year end or any other time period. The analysis is a tool used by management that changes every month based on changes in the composition of the balance sheet. Management believes that, based on available information, the Bank has been and will continue to be slightly asset sensitive. The interest rate scenarios presented in the table include interest rates at December 31, 2001 and 2000 and as adjusted by instantaneous rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value sensitivity analysis presented includes assumptions that (i) the composition of the Company's interest sensitive assets and liabilities existing at year end will remain constant over the twelve month measurement period; and
(ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.

                                                    CHANGES IN INTEREST RATES
                                           -------------------------------------------
                                            -200      -100       0     +100      +200
                                           ------     -----     ----   -----     -----
Impact on net interest income:
  December 31, 2001......................  (12.35)%   (5.44)%   0.00%   1.92%     3.59%
  December 31, 2000......................   (9.84)%   (4.11)%   0.00%   2.79%     6.54%
Impact on market value of portfolio
  equity:
  December 31, 2001......................   (5.48)%   (0.89)%   0.00%  (4.14)%   (8.16)%
  December 31, 2000......................   (3.93)%   (0.48)%   0.00%  (1.68)%   (3.94)%

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

     The Company's one-year cumulative GAP position at December 31, 2001 was positive $238.4 million or 5.38% of assets. This is a one-day position that is continually changing and is not indicative of the Company's position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.

     The following table sets forth an interest rate sensitivity analysis for the Company as of December 31, 2001:

                                                         ONE TO         AFTER
                            0-90 DAYS    90-360 DAYS   THREE YEARS   THREE YEARS     TOTAL
                            ----------   -----------   -----------   -----------   ----------
                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Money market funds......  $   31,434   $       --     $      --     $     --     $   31,434
  Securities..............     236,341      126,396       300,566      513,789      1,177,092
  Loans...................   1,845,963      323,279       334,033      225,275      2,728,550
  Overdrafts..............       7,503           --            --           --          7,503
                            ----------   ----------     ---------     --------     ----------
       Total
          interest-earning
          assets..........   2,121,241      449,675       634,599      739,064      3,944,579
                            ----------   ----------     ---------     --------     ----------
Interest-bearing
  liabilities:
  Demand, money market and
     savings deposits.....     412,221      526,054       533,090       48,529      1,519,894
  Certificates of deposit
     and other time
     deposits.............     426,176      343,063       101,023       33,321        903,583
  Short-term borrowings...     624,726          274           813        6,235        632,048
  Long-term borrowings....          --           --            --        7,410          7,410
                            ----------   ----------     ---------     --------     ----------
       Total
          interest-bearing
          liabilities.....   1,463,123      869,391       634,926       95,495      3,062,935
                            ----------   ----------     ---------     --------     ----------
Period GAP................  $  658,118   $ (419,716)    $    (327)    $643,569     $  881,644
                            ==========   ==========     =========     ========     ==========
Cumulative GAP............  $  658,118   $  238,402     $ 238,075     $881,644
                            ==========   ==========     =========     ========
Period GAP to total
  assets..................       14.86%       (9.48)%       (0.01)%      14.53%
Cumulative GAP to total
  assets..................       14.86%        5.38%         5.37%       19.90%

  LIQUIDITY

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the year ended December 31, 2001, the Company's liquidity needs have primarily been met by growth in core deposits, and increases in short-term borrowings, primarily from the Federal Home Loan Bank. The cash and federal funds sold position, supplemented by amortizing securities and loan portfolios, have generally created an adequate liquidity position and are expected to do so in 2002.

     Subject to certain limitations, the Bank may borrow funds from the Federal Home Loan Bank ("FHLB") in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank's financial and operating condition. Borrowings from the FHLB to the Bank were approximately $132.7 million at December 31, 2001. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances. Unused borrowing capacity at December 31, 2001 was approximately $236.8 million. The Bank uses FHLB advances for both long-term and short-term liquidity needs. Other than normal banking operations, the Bank has no long-term liquidity needs. The Bank has never been involved with highly leveraged transactions that may cause unusual potential long-term liquidity needs.

     Payments due by period for the Company's contractual obligations (other than deposit liabilities) at December 31, 2001 are presented below:

                                                     AFTER ONE    AFTER THREE
                                          WITHIN    BUT WITHIN    BUT WITHIN    AFTER FIVE
                                         ONE YEAR   THREE YEARS   FIVE YEARS      YEARS       TOTAL
                                         --------   -----------   -----------   ----------   --------
                                                            (DOLLARS IN THOUSANDS)
Short-term borrowings..................  $222,168     $    --       $   --       $    --     $222,168
Long-term borrowings...................       361         812          951         5,286        7,410
Operating lease obligations............     5,299       9,785        8,857         5,835       29,776
                                         --------     -------       ------       -------     --------
Total contractual obligations..........  $227,828     $10,597       $9,808       $11,121     $259,354
                                         ========     =======       ======       =======     ========

     The contractual amount of the Company's financial instruments with off-balance sheet risk expiring by period at December 31, 2001 is presented below:

                                                   AFTER ONE    AFTER THREE
                                        WITHIN    BUT WITHIN    BUT WITHIN    AFTER FIVE
                                       ONE YEAR   THREE YEARS   FIVE YEARS      YEARS        TOTAL
                                       --------   -----------   -----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Unfunded loan commitments including
  unfunded lines of credit..........   $826,569    $513,024       $80,411      $ 22,056    $1,442,060
Standby letters of credit...........     88,796      31,717         3,496            --       124,009
Commercial letters of credit........     14,197          --            --            --        14,197
Commitments to sell mortgage
  loans.............................     35,449          --            --            --        35,449
Guarantees on GNMA securities
  administered......................         --          --            --        86,373        86,373
                                       --------    --------       -------      --------    ----------
Total financial instruments with
  off-balance sheet risk............   $965,011    $544,741       $83,907      $108,429    $1,702,088
                                       ========    ========       =======      ========    ==========

     Due to the nature of the Company's unfunded loan commitments, including unfunded lines of credit, the amounts presented above do not necessarily represent amounts the Company anticipates funding in the periods presented above.

  CRITICAL ACCOUNTING POLICIES

     The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management's estimate of the allowance to increase or decrease and result in adjustments to the Company's provision for loan losses. See "-- Financial Condition -- Loan Review and Allowance for Loan Losses" and "Footnote
1 -- Nature of Operations and Summary of Significant Accounting Policies" for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

  CAPITAL RESOURCES

     Shareholders' equity increased to $361.7 million at December 31, 2001 from $298.1 million at December 31, 2000, an increase of $63.6 million, or 21%, primarily from comprehensive income of $59.7 million and the exercise of stock options.

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

     The following table compares the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 2001 and 2000 to the minimum regulatory standards:

                                                                            MINIMUM TO BE
                                                                           WELL CAPITALIZED
                                                                             UNDER PROMPT
                                                     MINIMUM CAPITAL      CORRECTIVE ACTION
                                     ACTUAL            REQUIREMENT            PROVISIONS
                                ----------------     ----------------     ------------------
                                 AMOUNT    RATIO      AMOUNT    RATIO      AMOUNT     RATIO
                                --------   -----     --------   -----     ---------   ------
                                                   (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 2001
  Total Capital (to Risk
     Weighted Assets):
     The Company..............  $385,463   11.27%    $273,689   8.00%     $342,111    10.00%
     The Bank.................   387,509   11.41%     271,594   8.00%      339,493    10.00%
  Tier I Capital (to Risk
     Weighted Assets):
     The Company..............   354,073   10.35%     136,844   4.00%      273,689     8.00%
     The Bank.................   355,802   10.48%     135,797   4.00%      271,594     8.00%
  Tier I Capital (to Average
     Assets):
     The Company..............   354,073    8.86%     119,872   3.00%      199,787     5.00%
     The Bank.................   355,802    8.53%     125,094   3.00%      208,490     5.00%
AS OF DECEMBER 31, 2000
  Total Capital (to Risk
     Weighted Assets):
     The Company..............   318,039   10.49%     242,590   8.00%      303,238    10.00%
     The Bank.................   332,092   11.03%     240,954   8.00%      301,193    10.00%
  Tier I Capital (to Risk
     Weighted Assets):
     The Company..............   289,889    9.56%     121,295   4.00%      242,590     8.00%
     The Bank.................   303,616   10.08%     120,477   4.00%      240,954     8.00%
  Tier I Capital (to Average
     Assets):
     The Company..............   289,889    7.71%     112,867   3.00%      188,111     5.00%
     The Bank.................   303,616    8.12%     112,199   3.00%      186,998     5.00%

     Pursuant to Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. Also pursuant to FDICIA, each federal banking agency has promulgated regulations setting the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the Federal Reserve Board's regulations, the Bank is classified as "well capitalized" for purposes of prompt corrective action. See "Item 1.
Business -- Supervision and Regulation."

  OTHER MATTERS

     On June 29, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 amends APB Opinion No. 16, Business Combinations, to prohibit use of the pooling-of-interests (pooling) method of accounting for business combinations initiated after June 30, 2001 and require the use of purchase accounting.

     Goodwill generated from purchase business combinations consummated prior to the issuance of SFAS No. 142 was amortized on a straight-line basis over 20 years. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be tested at least annually for impairment. The standard is applicable for fiscal years commencing after December 15, 2001. The Company's recorded investment in goodwill was $2.6 million at December 31, 2001 and the related amortization expense was $257,000 for the year then ended. The Company does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Company does not utilize derivatives to mitigate its credit risk, relying instead on an extensive loan review process. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Loan Review and Allowance for Loan Losses" herein.

     Management may use derivative contracts to manage its exposure to commitments to originate mortgage loans. All of the derivatives utilized by the Company are for purposes other than trading. The derivatives utilized consist of purchased options on FNMA or FHLMC guaranteed mortgage-backed securities and forward delivery commitments with FNMA and other secondary market investors. These financial instruments are used to reduce the Company's exposure to the effects of fluctuations in interest rates on the Company's lending and secondary marketing activities. The notional amount and fair value of such derivatives was immaterial at December 31, 2001 and 2000.

     Interest rate risk is the change in value due to changes in interest rates. This risk is addressed by the Company's Asset & Liability Committee ("ALCO"), which includes senior management and Board of Director representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company's balance sheet in part to minimize the potential impact on net portfolio value and net interest income despite changes in interest rates. The Company's exposure to interest rate risk is reviewed on a monthly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to reduce the exposure to interest rate fluctuations, the Company has implemented strategies to more closely match its balance sheet composition. Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of the Company's assets minus the market value of its liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes. The Company measures the impact on market value for an immediate and sustained 200 basis point increase and decrease (shock) in interest rates.

     In addition, reference is made to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Interest Rate Sensitivity and Liquidity" which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements, the reports thereon, the notes thereto and supplementary data commencing at page 44 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table represents summarized data for each of the quarters in fiscal 2001 and 2000 (in thousands, except earnings per share).

                                                2001                                       2000
                                -------------------------------------      -------------------------------------
                                FOURTH     THIRD    SECOND     FIRST       FOURTH     THIRD    SECOND     FIRST
                                QUARTER   QUARTER   QUARTER   QUARTER      QUARTER   QUARTER   QUARTER   QUARTER
                                -------   -------   -------   -------      -------   -------   -------   -------
Interest income...............  $60,464   $64,560   $65,427   $70,696      $74,082   $71,361   $66,019   $60,704
Interest expense..............   18,518    23,786    26,908    31,946       33,528    32,906    29,131    26,097
                                -------   -------   -------   -------      -------   -------   -------   -------
  Net interest income.........   41,946    40,774    38,519    38,750       40,554    38,455    36,888    34,607
Provision for loan losses.....    2,000     2,000     1,750     1,750        1,805     1,791     1,896     1,561
                                -------   -------   -------   -------      -------   -------   -------   -------
  Net interest income after
    provision for loan
    losses....................   39,946    38,774    36,769    37,000       38,749    36,664    34,992    33,046
Noninterest income............   15,726    14,938    14,030    13,464       11,252    10,798    10,417    10,426
Noninterest expense...........   35,220    33,618    32,324    31,999       34,862    28,968    28,285    28,042
                                -------   -------   -------   -------      -------   -------   -------   -------
  Income before income taxes
    and minority interest.....   20,452    20,094    18,475    18,465       15,139    18,494    17,124    15,430
Provision for income taxes....    6,451     6,460     5,914     5,920        5,459     6,192     5,769     5,187
Minority interest.............       15       (38)       17        30           16        21        39        43
                                -------   -------   -------   -------      -------   -------   -------   -------
Net income....................  $13,986   $13,672   $12,544   $12,515      $ 9,664   $12,281   $11,316   $10,200
                                =======   =======   =======   =======      =======   =======   =======   =======
Basic earnings per common
  share.......................  $  0.42   $  0.42   $  0.38   $  0.38      $  0.30   $  0.37   $  0.35   $  0.32
Diluted earnings per common
  share.......................  $  0.41   $  0.40   $  0.37   $  0.37      $  0.28   $  0.36   $  0.34   $  0.31
Weighted average common shares
  and common share equivalents
  outstanding.................   33,983    34,083    34,037    34,141       34,042    33,791    33,332    33,105

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 2001.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding the directors and persons nominated to become directors of the Company, reference is made to the information presented in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (the "2002 Proxy Statement"). All of such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     For information concerning the compensation paid by the Company during the year ended December 31, 2001 to its executive officers, reference is made to the information presented in the Company's 2002 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning the beneficial ownership of the common stock of the Company by its directors and officers and by certain other beneficial owners, reference is made to the information presented in the Company's 2002 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information regarding certain business relationships and related transactions involving the Company's officers and directors, reference is made to the information presented in the Company's 2002 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) and (d) Financial Statements and Financial Statement Schedules

     The financial statements and financial statement schedule listed on the
accompanying Index to Financial Statements and Schedule (see page   ) are filed
as part of this Form 10-K.

     (b) Reports On Form 8-K

     No report on Form 8-K was filed by the Company during the three months ended December 31, 2001.

     (c) *Exhibits

     2.1     --  Agreement and Plan of Merger dated October 16, 2000, between the Company and Citizens Bankers, Inc. (incorporated by
                 reference to Exhibit 2.1 to the Company's Current Report on
                 Form 8-K filed October 17, 2000)
     2.2     --  Purchase Agreement, dated November 9, 2000, among the
                 Company, Southwest Bank of Texas National Association,
                 Citizens Bankers Limited Partnership and Baytown Land I,
                 Ltd. (incorporated by reference to Exhibit 2.1 to the
                 Company's Quarterly Report on Form 10-Q for the quarterly
                 period ended September 30, 2000)
     3.1     --  Articles of Incorporation of the Company, restated as of May
                 1, 2001 (incorporated by reference to Exhibit 4.1 to the
                 Company's Form S-8 Registration Statement No. 333-60190)
     3.2     --  Bylaws of the Company (Restated as of December 31, 1996)
     4.1     --  Specimen Common Stock certificate
   **4.2     --  Loan Agreement (and form of $10,000,000 Promissory Note)
                 dated March 30, 2000, between the Company and Bank of
                 Oklahoma, N.A.
   **4.3     --  Loan Agreement (and form of $5,000,000 Promissory Note)
                 dated June 30, 2000, between the Company and Bank of
                 Oklahoma, N.A.
   **4.4     --  Assumption and Modification Agreement dated December 29,
                 2000 and First Amendment thereto dated January 10, 2001,
                 between Southwest Bank of Texas National Association and
                 American General Life and Accident Insurance Company,
                 relating to Third Modification of Promissory Note (in the
                 original principal amount of $6,250,000), Deed of Trust and
                 Security Agreement and of Assignment of Leases and Rents
   +10.1     --  1989 Stock Option Plan, amended and restated as of May 29,
                 1998 (incorporated by reference to Exhibit 10.1 to the
                 Company's Quarterly Report on Form 10-Q for the quarterly
                 period ended March 31, 2000)
   +10.2     --  1993 Stock Option Plan, amended and restated as of May 29,
                 1998 (incorporated by reference to Exhibit 10.2 to the
                 Company's Quarterly Report on Form 10-Q for the quarterly
                 period ended March 31, 2000)
   +10.3     --  Form of Stock Option Agreement under 1989 Stock Option Plan and 1993 Stock Option Plan
   +10.4     --  1996 Stock Option Plan, as amended January 24, 2000
                 (incorporated by reference to Exhibit 10.4 to the Company's
                 Annual Report on Form 10-K for the year ended December 31,
                 1999)

   +10.5     --  Form of Incentive Stock Option Agreement under 1996 Stock
                 Option Plan
   +10.6     --  Form of Non-qualified Stock Option Agreement under 1996
                 Stock Option Plan
   +10.7     --  Form of Stock Option Agreement for Directors under 1996
                 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's Form S-1 Registration Statement No.
                 333-16509)
   +10.8     --  Form of Change in Control Agreement, dated as of January 1,
                 2000, between the Company and Paul B. Murphy, Jr.
                 (incorporated by reference to Exhibit 10.1 to the Company's
                 Quarterly Report on Form 10-Q for the quarterly period ended
                 June 30, 2000)
   +10.9     --  Form of Change in Control Agreement, dated as of January 1,
                 2000, between the Company and each of Joseph H. Argue, J.
                 Nolan Bedford, David C. Farries, James R. Massey, Randall E.
                 Meyer and Steve D. Stephens (incorporated by reference to
                 Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                 for the quarterly period ended June 30, 2000)
   +10.10    --  Employment Agreement between the Company and Walter Lane
                 Ward, Jr. (incorporated by reference to Exhibit 10.11 to the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1999)
   +10.11    --  Employment Agreement, amended and restated as of February
                 17, 2001, between the Company and Walter E. Johnson
                 (incorporated by reference to Exhibit 10.11 to the Company's
                 Annual Report on Form 10-K for the year ended December 31,
                 2000)
  + 10.12    --  Employment Agreement between the Company and John H. Echols, dated as of December 31, 2000 (incorporated by reference to
                 Exhibit 10.1 to the Company's Current Report on Form 8-K
                 filed January 2, 2001)
  + 10.13    --  Restricted Stock Plan (incorporated by reference to Appendix
                 B to the Company's Proxy Statement dated March 16, 2001 for its 2001 Annual Meeting of Shareholders)
   +10.14    --  Form of Restricted Stock Agreement under the Restricted
                 Stock Plan (incorporated by reference to Exhibit 4.6 to the
                 Company's Form S-8 Registration Statement No. 333-60190)
   +10.15    --  Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 4.3 to the Company's Form S-8
                 Registration Statement No. 333-74452)
   +10.16    --  Form of Deferral Election Form under Non-Employee Directors
                 Deferred Fee Plan (incorporated by reference to Exhibit 4.4 to the Company's Form S-8 Registration Statement No.
                 333-74452)
 ***21.1     --  List of subsidiaries of the Company
 ***23.1     --  Consent of PricewaterhouseCoopers LLP

---------------

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

                                          SOUTHWEST BANCORPORATION OF TEXAS,
                                          INC.

                                          By:    /s/ PAUL B. MURPHY, JR.
                                            ------------------------------------
                                                    Paul B. Murphy, Jr.
                                               President and Chief Executive
                                                           Officer

Date: March 1, 2002

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

              /s/ WALTER E. JOHNSON                        Chairman of the Board          March 1, 2002
 ------------------------------------------------
                Walter E. Johnson


             /s/ PAUL B. MURPHY, JR.                   Director, President and Chief      March 1, 2002
 ------------------------------------------------            Executive Officer
                Paul B. Murphy, Jr                     (Principal Executive Officer)


                /s/ JOHN H. ECHOLS                   Director, Chief Executive Officer,   March 1, 2002
 ------------------------------------------------              Baytown Region
                  John H. Echols


               /s/ RANDALL E. MEYER                  Executive Vice President and Chief   March 1, 2002
 ------------------------------------------------       Financial Officer (Principal
                 Randall E. Meyer                            Financial Officer)


              /s/ R. JOHN MCWHORTER                      Senior Vice President and        March 1, 2002
 ------------------------------------------------     Controller (Principal Accounting
                R. John McWhorter                                 Officer)


               /s/ JOHN W. JOHNSON                                Director                March 1, 2002
 ------------------------------------------------
                 John W. Johnson


              /s/ JOHN B. BROCK III                               Director                March 1, 2002
 ------------------------------------------------
                John B. Brock III


              /s/ ERNEST H. COCKRELL                              Director                March 1, 2002
 ------------------------------------------------
                Ernest H. Cockrell


               /s/ J. DAVID HEANEY                                Director                March 1, 2002
 ------------------------------------------------
                 J. David Heaney


                /s/ PAUL W. HOBBY                                 Director                March 1, 2002
 ------------------------------------------------
                  Paul W. Hobby

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                /s/ FRED R. LUMMIS                                Director                March 1, 2002
 ------------------------------------------------
                  Fred R. Lummis


             /s/ ANDRES PALANDJOGLOU                              Director                March 1, 2002
 ------------------------------------------------
               Andres Palandjoglou


            /s/ ADOLPH A. PFEFFER, JR.                            Director                March 1, 2002
 ------------------------------------------------
              Adolph A. Pfeffer, Jr.


           /s/ WILHELMINA E. ROBERTSON                            Director                March 1, 2002
 ------------------------------------------------
             Wilhelmina E. Robertson


           /s/ STANLEY D. STEARNS, JR.                            Director                March 1, 2002
 ------------------------------------------------
             Stanley D. Stearns, Jr.


              /s/ DUNCAN W. STEWART                               Director                March 1, 2002
 ------------------------------------------------
                Duncan W. Stewart


            /s/ WALTER LANE WARD, JR.                             Director                March 1, 2002
 ------------------------------------------------
              Walter Lane Ward, Jr.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements
  Report of Independent Accountants.........................   45
  Consolidated Balance Sheet as of December 31, 2001 and
     2000...................................................   46
  Consolidated Statement of Income for the Years Ended
     December 31, 2001, 2000 and 1999.......................   47
  Consolidated Statement of Changes in Shareholders' Equity
     for the Years Ended December 31, 2001, 2000 and 1999...   48
  Consolidated Statement of Cash Flows for the Years Ended
     December 31, 2001, 2000 and 1999.......................   49
  Notes to Consolidated Financial Statements................   50
Financial Statement Schedule
  Report of Independent Accountants on Financial Statement
     Schedule...............................................   74
  Schedule I -- Parent Company Condensed Financial
     Statements.............................................   75

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Southwest Bancorporation of Texas, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the consolidated financial position of Southwest Bancorporation of Texas, Inc. and Subsidiaries (the "Company") at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 25, 2002

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2001            2000
                                                              -------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                              SHARE AND PER SHARE AMOUNTS)
                                          ASSETS

Cash and due from banks.....................................   $  272,823      $  331,965
Federal funds sold and other cash equivalents...............       72,633          79,341
                                                               ----------      ----------
          Total cash and cash equivalents...................      345,456         411,306
Securities -- available for sale............................    1,068,315         848,164
Loans held for sale.........................................       87,024          85,939
Loans held for investment...................................    2,672,458       2,425,498
Allowance for loan losses...................................      (31,390)        (28,150)
Premises and equipment, net.................................       59,924          52,462
Accrued interest receivable.................................       20,706          27,334
Other assets................................................      178,663         117,789
                                                               ----------      ----------
          Total assets......................................   $4,401,156      $3,940,342
                                                               ==========      ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand -- noninterest-bearing.............................   $  987,752      $  892,296
  Demand -- interest-bearing................................       38,373          62,773
  Money market accounts.....................................    1,403,796       1,154,808
  Savings...................................................       86,237          76,715
  Time, $100 and over.......................................      554,120         506,629
  Other time................................................      358,355         400,649
                                                               ----------      ----------
          Total deposits....................................    3,428,633       3,093,870
Securities sold under repurchase agreements.................      358,401         211,800
Other borrowings............................................      229,578         305,961
Accrued interest payable....................................        2,562           5,505
Other liabilities...........................................       18,840          23,768
                                                               ----------      ----------
          Total liabilities.................................    4,038,014       3,640,904
                                                               ----------      ----------
Minority interest in consolidated subsidiary................        1,408           1,313
                                                               ----------      ----------
Commitments and contingencies


Shareholders' equity:
  Common stock -- $1 par value, 150,000,000 shares
     authorized; 32,924,098 issued and outstanding at
     December 31, 2001 and 75,000,000 shares authorized;
     32,705,909 issued and 32,704,877 outstanding at
     December 31, 2000......................................       32,924          32,706
  Additional paid-in capital................................       73,388          69,735
  Retained earnings.........................................      251,552         198,835
  Accumulated other comprehensive income (loss).............        3,870          (3,107)
  Treasury stock, at cost -- 0 shares and 1,032 shares,
     respectively...........................................           --             (44)
                                                               ----------      ----------
          Total shareholders' equity........................      361,734         298,125
                                                               ----------      ----------
          Total liabilities and shareholders' equity........   $4,401,156      $3,940,342
                                                               ==========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
Interest income:
  Loans.....................................................  $205,123   $210,990   $150,576
  Securities................................................    53,297     57,755     58,007
  Federal funds sold and other..............................     2,727      3,421      2,649
                                                              --------   --------   --------
          Total interest income.............................   261,147    272,166    211,232
                                                              --------   --------   --------
Interest expense:
  Deposits..................................................    85,834     98,688     70,149
  Other borrowings..........................................    15,324     22,974     18,070
                                                              --------   --------   --------
          Total interest expense............................   101,158    121,662     88,219
                                                              --------   --------   --------
          Net interest income...............................   159,989    150,504    123,013
Provision for loan losses...................................     7,500      7,053      6,474
                                                              --------   --------   --------
          Net interest income after provision for loan
            losses..........................................   152,489    143,451    116,539
                                                              --------   --------   --------
Noninterest income:
  Service charges on deposit accounts.......................    27,653     20,765     17,017
  Investment services.......................................     7,244      6,017      4,868
  Other fee income..........................................    11,206      9,719      8,740
  Other operating income....................................    12,041      6,859      6,973
  Gain (loss) on sale of securities, net....................        14       (467)      (134)
                                                              --------   --------   --------
          Total noninterest income..........................    58,158     42,893     37,464
                                                              --------   --------   --------
Noninterest expenses:
  Salaries and employee benefits............................    78,049     67,060     57,516
  Occupancy expense.........................................    21,532     18,021     16,112
  Merger-related expenses and other charges.................        --      4,122      4,474
  Other operating expenses..................................    33,580     30,954     26,409
                                                              --------   --------   --------
          Total noninterest expenses........................   133,161    120,157    104,511
                                                              --------   --------   --------
          Income before income taxes and minority
            interest........................................    77,486     66,187     49,492
Provision for income taxes..................................    24,745     22,607     17,500
                                                              --------   --------   --------
          Income before minority interest...................    52,741     43,580     31,992
Minority interest...........................................        24        119         29
                                                              --------   --------   --------
          Net income........................................  $ 52,717   $ 43,461   $ 31,963
                                                              ========   ========   ========
Earnings per common share:
          Basic.............................................  $   1.60   $   1.34   $   1.01
                                                              ========   ========   ========
          Diluted...........................................  $   1.55   $   1.29   $   0.97
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                          ACCUMULATED
                                                                                             OTHER
                                              COMMON STOCK       ADDITIONAL              COMPREHENSIVE                  TOTAL
                                          --------------------    PAID-IN     RETAINED      INCOME       TREASURY   SHAREHOLDERS'
                                            SHARES     DOLLARS    CAPITAL     EARNINGS      (LOSS)        STOCK        EQUITY
                                          ----------   -------   ----------   --------   -------------   --------   -------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1998..............  32,508,322   $32,508    $57,598     $128,964     $  2,937      $(5,432)     $216,575
 Issuance of common stock to 401(k)
   plan.................................       4,431         4         73                                                   77
 Exercise of stock options..............     313,024       313      2,150                                                2,463
 Purchase of minority interest in
   Mitchell Mortgage....................     307,323       307      3,303                                                3,610
 Deferred compensation amortization.....                              106                                                  106
 Cancellation of treasury stock.........    (255,705)     (255)    (1,201)                                 1,456            --
 Cash dividends paid by Fort Bend.......                                         (277)                                    (277)
 Cash dividends paid by Citizens........                                       (2,934)                                  (2,934)
 Stock compensation.....................                              200                                                  200
Comprehensive income:
   Net income for the year ended
     December 31, 1999..................                                       31,963                                   31,963
   Net change in unrealized depreciation
     on securities available for sale,
     net of deferred taxes of $9,996....                                                    (18,707)                   (18,707)
                                                                                                                      --------
       Total comprehensive income.......                                                                                13,256
                                          ----------   -------    -------     --------     --------      -------      --------
BALANCE, DECEMBER 31, 1999..............  32,877,395    32,877     62,229     157,716       (15,770)      (3,976)      233,076
 Exercise of stock options..............     687,161       687      8,023                                                8,710
 Forfeiture of stock options............                              (44)                                                 (44)
 Deferred compensation amortization.....                               48                                                   48
 Cash dividends paid by Citizens........                                       (2,342)                                  (2,342)
 Cancellation of treasury stock.........    (858,647)     (858)    (3,234)                                 4,092            --
 Purchase of treasury stock.............                                                                    (116)         (116)
 Creation of treasury stock.............                               44                                    (44)           --
 Conversion of partnership to a C
   Corp. ...............................                            2,669                                                2,669
Comprehensive income:
   Net income for the year ended
     December 31, 2000..................                                       43,461                                   43,461
   Net change in unrealized appreciation
     on securities available for sale,
     net of deferred taxes of $7,015....                                                     12,663                     12,663
                                                                                                                      --------
       Total comprehensive income.......                                                                                56,124
                                          ----------   -------    -------     --------     --------      -------      --------
BALANCE, DECEMBER 31, 2000..............  32,705,909    32,706     69,735     198,835        (3,107)         (44)      298,125
 Exercise of stock options..............     219,221       219      3,441                                                3,660
 Deferred compensation amortization.....                              233                                                  233
 Issuance of treasury stock for
   options..............................      (1,032)       (1)       (21)                                    44            22
Comprehensive income:
 Net income for the year ended December
   31, 2001.............................                                       52,717                                   52,717
 Net change in unrealized appreciation
   on securities available for sale, net
   of deferred taxes of $3,879..........                                                      6,977                      6,977
                                                                                                                      --------
   Total comprehensive income...........                                                                                59,694
                                          ----------   -------    -------     --------     --------      -------      --------
BALANCE, DECEMBER 31, 2001..............  32,924,098   $32,924    $73,388     $251,552     $  3,870      $    --      $361,734
                                          ==========   =======    =======     ========     ========      =======      ========

   The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2001         2000         1999
                                                              ---------   -----------   ---------
                                                                    (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  52,717   $    43,461   $  31,963
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses...............................      7,500         7,053       6,474
    Depreciation............................................     10,442         8,013       7,764
    Realized (gain) loss on securities available for sale,
      net...................................................        (14)          467         134
    Amortization............................................      4,203         4,217       3,911
    Minority interest in net income of consolidated
      subsidiary............................................         24           119          29
    Gain on sale of loans, net..............................     (3,170)       (1,020)       (822)
    Dividends on Federal Home Loan Bank stock...............       (766)       (1,025)       (617)
    Origination of loans held for sale and mortgage
      servicing rights......................................   (145,001)      (60,741)    (91,051)
    Proceeds from sales of loans............................    144,645        45,607      74,935
    Increase in accrued interest receivable, prepaid
      expenses and other assets.............................     (7,159)      (31,031)    (19,853)
    Increase (decrease) in accrued interest payable and
      other liabilities.....................................     (6,059)       14,559       1,609
    Other, net..............................................       (391)          215       1,391
                                                              ---------   -----------   ---------
        Net cash provided by operating activities...........     56,971        29,894      15,867
                                                              ---------   -----------   ---------
Cash flows from investing activities:
  Proceeds from maturity of securities available for sale...    137,972         2,890      41,622
  Proceeds from maturity of securities held to maturity.....         --         8,705       9,275
  Principal paydowns of mortgage-backed securities available
    for sale................................................    182,096        97,614     160,901
  Principal paydowns of mortgage-backed securities held to
    maturity................................................         --         7,215      13,090
  Proceeds from sale of securities available for sale.......     80,782        54,290     259,045
  Purchase of securities available for sale.................   (629,515)     (100,470)   (429,662)
  Purchase of securities held to maturity...................         --       (10,368)    (23,201)
  Purchase of Federal Reserve Bank stock....................       (762)           --          --
  Proceeds from redemption of Federal Home Loan Bank
    stock...................................................     10,126            --          --
  Net increase in loans held for investment.................   (242,520)     (467,742)   (389,555)
  Purchase of Bank-owned life insurance policies............    (50,000)           --      (5,000)
  Purchase of premises and equipment........................    (18,857)      (21,100)    (10,664)
  Other, net................................................      1,006            50       2,090
                                                              ---------   -----------   ---------
        Net cash used in investing activities...............   (529,672)     (428,916)   (372,059)
                                                              ---------   -----------   ---------
Cash flows from financing activities:
  Net increase in noninterest-bearing demand deposits.......     95,456       175,511      44,577
  Net increase in time deposits.............................      5,197       206,038      16,416
  Net increase in other interest-bearing deposits...........    234,110       180,688      96,645
  Net increase (decrease) in securities sold under
    repurchase agreements...................................    146,601        (5,038)     35,142
  Net increase (decrease) in other short-term borrowings....    (76,050)       26,701     163,257
  Payments on long-term borrowings..........................       (333)       (2,880)       (352)
  Proceeds from long-term borrowings........................         --        15,000          --
  Net proceeds from exercise of stock options...............      1,870         3,636       1,146
  Purchase of treasury stock................................         --          (116)         --
  Payment of dividends by Citizens and Fort Bend............         --        (3,124)     (3,016)
  Other, net................................................         --          (162)        (52)
                                                              ---------   -----------   ---------
        Net cash provided by financing activities...........    406,851       596,254     353,763
                                                              ---------   -----------   ---------
Net increase (decrease) in cash and cash equivalents........    (65,850)      197,232      (2,429)
Cash and cash equivalents at beginning of period............    411,306       214,074     216,503
                                                              ---------   -----------   ---------
Cash and cash equivalents at end of period..................  $ 345,456   $   411,306   $ 214,074
                                                              =========   ===========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the "Company") and its direct and indirect wholly-owned subsidiaries, Southwest Holding Delaware Inc. (the "Delaware Company"), Southwest Bank of Texas National Association (the "Bank"), Mitchell Mortgage Company, LLC ("Mitchell"), Fairview, Inc. and SWBT Insurance Agency, Inc. The consolidated financial statements also include the accounts of First National Bank of Bay City, a 58% owned subsidiary of the Delaware Company. All material intercompany accounts and transactions have been eliminated.

     Substantially all of the Company's revenue and income is derived from the operations of the Bank and Mitchell. The Bank provides a full range of commercial and private banking services to small and middle market businesses and individuals in the Houston metropolitan area. Mitchell originates, sells and services single family residential mortgages, residential and commercial construction loans and commercial mortgages.

  MANAGEMENT'S ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     The Company considers federal funds sold, due from bank demand accounts and other highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies investments in money market funds as securities and not cash equivalents.

     The Company maintains noninterest-bearing cash reserve balances with the Federal Reserve Bank. The average of such cash balances was approximately $9,924 and $5,325 for the years ended December 31, 2001 and 2000, respectively.

  SECURITIES

     Debt securities which management intends and has the ability to hold to maturity are classified as held to maturity. Securities held to maturity are stated at cost, increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method. The Company had no held to maturity debt securities at December 31, 2001 and 2000.

     Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors, are classified as available for sale and are carried at fair value. Fair values of securities are estimated based on available market quotations. Unrealized holding gains and temporary losses, net of taxes, on available for sale securities are reported as a separate component of other comprehensive income until realized. The amortized cost of securities available for sale is increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method. Gains and losses on the sale of available for sale securities are determined using the specific identification method.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

     Trading securities are carried at fair value. Realized and unrealized gains and losses on trading securities are recognized in the consolidated statement of income as they occur. The Company held no trading securities at December 31, 2001 and 2000.

     The Company reviews its financial position, liquidity and future plans in evaluating the criteria for classifying investment securities. Securities are classified among categories at the time the securities are purchased. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary would result in write-downs, as a realized loss, of the individual securities to their fair value. The Company believes that none of the unrealized losses should be considered other than temporary.

  LOANS

     Loans held for investment are reported at the principal amount outstanding, net of unearned discounts, deferred loan fees and the allowance for loan losses. Interest income is accrued on the unpaid principal balance.

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

  ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is established through a provision for such losses charged against operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to reflect the

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES risks inherent in the existing loan portfolio and is based on evaluations of the collectibility and prior loss experience of loans. In making its evaluation, management considers growth in the loan portfolio, the diversification by industry of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral and the evaluation of its loan portfolio by the loan review function.

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

  PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method and is charged to operating expense over the estimated useful lives of the assets. Depreciation expense has been computed principally using estimated lives of thirty to forty years for premises, three to five years for hardware and software, and five to ten years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the initial term of the respective lease or the estimated useful life of the improvement. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period.

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

  INVESTMENTS IN UNCONSOLIDATED INVESTEES

     Investments in unconsolidated investees are accounted for using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over the investees.

  MORTGAGE SERVICING

     Mortgage servicing rights represent the right to receive future mortgage servicing fees. The Company recognizes as separate assets the right to service mortgage loans for others, whether the servicing rights are acquired through a separate purchase or through loan origination by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. The Company periodically

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES evaluates the carrying value of the mortgage servicing rights in relation to the present value of the estimated future net servicing revenue based on management's best estimate of remaining loan lives.

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

     Mortgage loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of mortgage loans serviced for others was approximately $1,281,000 and $1,317,000 at December 31, 2001 and 2000, respectively.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $44,991 and $41,018 at December 31, 2001 and 2000, respectively.

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

  DERIVATIVE FINANCIAL INSTRUMENTS

     As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities which was issued in June 1998 and its amendments Statement No. 137 Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 and Statement No. 138 Accounting for Derivative Instruments and Certain Hedging Activities issued in June 1999 and June 2000, respectively (collectively referred to as Statement No. 133). As a result of the adoption of Statement No. 133, the Company recognizes all derivative financial instruments, such as forward option contracts and commitments to sell mortgage loans, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the statement of income. Due to the minimal amount of activity, the effects of adoption were immaterial.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

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

  NEW ACCOUNTING PRONOUNCEMENTS

     On June 29, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 amends APB Opinion No. 16, Business Combinations, to prohibit use of the pooling-of-interests (pooling) method of accounting for business combinations initiated after June 30, 2001 and require the use of purchase accounting.

     Goodwill generated from purchase business combinations consummated prior to the issuance of SFAS No. 142 was amortized on a straight-line basis over 20 years. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be tested at least annually for impairment. The standard is applicable for fiscal years commencing after December 15, 2001. The Company does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

  SEGMENT INFORMATION

     In accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company uses the "management approach" for reporting business segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

     The Company considers its business as two operating segments: the bank and the mortgage company. The Company has disclosed results of operations relating to the two segments in Note 15 to the consolidated financial statements.

  RECLASSIFICATIONS

     Certain previously reported amounts have been reclassified to conform to the 2001 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity.

2.  MERGERS

     On December 29, 2000, the Company consummated its merger with Citizens. Citizens was a multi-bank holding company and the parent company of Citizens Bank and Trust Co., Baytown State Bank and Pasadena State Bank (which also were merged into the Bank on December 29, 2000) and the majority owner of First National Bank of Bay City. In accordance with the Agreement and Plan of Merger, the Company exchanged 249.443 shares of the Company's common shares for each share of Citizens common stock, resulting in the issuance of approximately 3.9 million shares of Company Common Stock on a fully diluted basis. At December 29, 2000, Citizens had total assets of approximately $436,000 and total deposits of approximately $381,000. In a related transaction, the Company, CBLP and Baytown Land I, Ltd., the general partner of CBLP, entered into an agreement pursuant to which the Company acquired the assets and assumed the liabilities of CBLP. CBLP's primary assets and liabilities were the building in which Citizens main branch was located and the related debt to third parties. In connection with this agreement, the Company issued

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES approximately 106,000 shares of the Company's Common Stock on a fully diluted basis. These transactions have been accounted for as a pooling of interests.

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

     Through the merger with Fort Bend, the Company acquired Fort Bend's 51% ownership interest in Mitchell, a full service mortgage banking affiliate of The Woodlands Operating Company L.P. ("Woodlands"). On June 17, 1999, the Company issued 307,323 shares of Company Common Stock to Woodlands in exchange for Woodlands' 49% ownership in Mitchell and Mitchell became a wholly-owned subsidiary of the Bank effective as of June 30, 1999. As a result, 100% of the accounts and operations of Mitchell after that date are included in the financial statements of the Company.

     The Company's consolidated financial statements have been restated to include the accounts and operations of Citizens, CBLP and Fort Bend for all periods presented. Separate interest income and net income amounts of the merged entities are presented in the following table:

                                                                2000       1999
                                                              --------   --------
Interest income:
  Periods prior to consummation:
     Company................................................  $243,830   $ 37,612
     Citizens and CBLP......................................    28,336     25,009
     Fort Bend..............................................        --      5,454
  Periods subsequent to consummation........................        --    143,157
                                                              --------   --------
     Total interest income..................................  $272,166   $211,232
                                                              ========   ========
Net income:
  Periods prior to consummation:
     Company................................................  $ 37,825   $  6,305
     Citizens and CBLP......................................     5,636      5,113
     Fort Bend..............................................        --        410
  Periods subsequent to consummation........................        --     20,135
                                                              --------   --------
          Total net income..................................  $ 43,461   $ 31,963
                                                              ========   ========

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

3.  SECURITIES

     The amortized cost and fair value of securities classified as available for sale is as follows:

                                                         DECEMBER 31, 2001
                                            -------------------------------------------
                                                         GROSS UNREALIZED
                                            AMORTIZED    -----------------
                                               COST       GAIN      LOSS     FAIR VALUE
                                            ----------   -------   -------   ----------
Available for sale:
  U.S. Government and agency securities...  $   50,860   $ 1,294   $   (17)  $   52,137
  Mortgage-backed securities..............     872,974     8,571    (2,825)     878,720
  Municipal securities....................      85,047       252    (1,524)      83,775
  Federal Reserve Bank stock..............       4,230        --        --        4,230
  Federal Home Loan Bank stock............       7,939        --        --        7,939
  Other securities........................      41,169       356       (11)      41,514
                                            ----------   -------   -------   ----------
          Total securities available for
            sale..........................  $1,062,219   $10,473   $(4,377)  $1,068,315
                                            ==========   =======   =======   ==========

                                                            DECEMBER 31, 2000
                                                -----------------------------------------
                                                            GROSS UNREALIZED
                                                AMORTIZED   ----------------
                                                  COST       GAIN     LOSS     FAIR VALUE
                                                ---------   ------   -------   ----------
Available for sale:
  U.S. Government and agency securities.......  $169,069    $1,080   $  (819)   $169,330
  Mortgage-backed securities..................   618,523     2,088    (7,395)    613,216
  Municipal securities........................    27,920       134       (27)     28,027
  Federal Reserve Bank stock..................     3,949        --        --       3,949
  Federal Home Loan Bank stock................    17,972        --        --      17,972
  Other securities............................    15,491       201       (22)     15,670
                                                --------    ------   -------    --------
          Total securities available for
            sale..............................  $852,924    $3,503   $(8,263)   $848,164
                                                ========    ======   =======    ========

     The scheduled maturities of securities classified as available for sale is as follows:

                                             DECEMBER 31, 2001        DECEMBER 31, 2000
                                          -----------------------   ----------------------
                                          AMORTIZED                 AMORTIZED
                                             COST      FAIR VALUE     COST      FAIR VALUE
                                          ----------   ----------   ---------   ----------
Available for sale:
  Due in one year or less...............  $   19,799   $   20,081   $ 21,359     $ 21,395
  Due from one year to five years.......      16,164       17,020    140,227      140,527
  Due after five years..................      14,897       15,036      7,483        7,408
                                          ----------   ----------   --------     --------
  U.S. Government and agency
     securities.........................      50,860       52,137    169,069      169,330
  Mortgage-backed securities............     872,974      878,720    618,523      613,216
  Municipal securities..................      85,047       83,775     27,920       28,027
  Federal Reserve Bank stock............       4,230        4,230      3,949        3,949
  Federal Home Loan Bank stock..........       7,939        7,939     17,972       17,972
  Other securities......................      41,169       41,514     15,491       15,670
                                          ----------   ----------   --------     --------
          Total securities available for
            sale........................  $1,062,219   $1,068,315   $852,924     $848,164
                                          ==========   ==========   ========     ========

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

     Securities with a carrying value of $675,658 and $593,672 at December 31, 2001 and 2000, respectively, have been pledged to collateralize repurchase agreements, public deposits, Federal Home Loan Bank borrowings and other items.

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

     Gross gains of $602, $307 and $286 and gross losses of $588, $774 and $420 were recognized on sales of investment securities for the years ended December 31, 2001, 2000 and 1999, respectively. The tax benefit (expense) applicable to these net realized gains and losses was ($5), $163 and $47, respectively.

4.  LOANS

     A summary of loans outstanding follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Commercial and industrial...................................  $1,086,844   $  958,146
Real estate:
  Construction and land development.........................     701,903      643,164
  1-4 family residential....................................     344,198      336,024
  Other.....................................................     351,611      303,568
Consumer....................................................     195,499      192,271
Less:
  Unearned income and fees, net of related costs............      (7,597)      (7,675)
  Allowance for loan losses.................................     (31,390)     (28,150)
                                                              ----------   ----------
Loans held for investment, net..............................   2,641,068    2,397,348
Loans held for sale.........................................      87,024       85,939
                                                              ----------   ----------
          Total loans, net..................................  $2,728,092   $2,483,287
                                                              ==========   ==========

     An analysis of the allowance for loan losses is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Balance, beginning of year..............................  $28,150   $22,436   $17,532
Provision charged against operations....................    7,500     7,053     6,474
Charge-offs.............................................   (5,030)   (2,093)   (2,211)
Recoveries..............................................      770       754       641
                                                          -------   -------   -------
Balance, end of year....................................  $31,390   $28,150   $22,436
                                                          =======   =======   =======

     A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The valuation reserve includes activity related to allowances

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5.

     The following is a summary of loans considered to be impaired:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Impaired loans with no valuation reserve....................  $   510   $ 2,640
Impaired loans with a valuation reserve.....................   19,728     8,160
                                                              -------   -------
          Total recorded investment in impaired loans.......  $20,238   $10,800
                                                              =======   =======
Valuation allowance related to impaired loans...............  $ 3,749   $ 2,107
                                                              =======   =======

     The average recorded investment in impaired loans during 2001, 2000 and 1999 was $15.5 million, $9.3 million and $13.9 million, respectively. Interest income on impaired loans of $425,000, $1.1 million and $1.5 million was recognized for cash payments received in 2001, 2000 and 1999, respectively.

     The Company has loans, deposits, and other transactions with its principal shareholders, officers, directors and organizations with which such persons are associated which were made in the ordinary course of business. At December 31, 2001, the aggregate amount of term loans to such related parties was $11,838. Following is an analysis of activity with respect to these amounts:

                                                               DECEMBER 31,
                                                                   2001
                                                               ------------
Balance, beginning of year..................................     $ 9,471
New loans...................................................       3,414
Repayments..................................................      (1,047)
                                                                 -------
Balance, end of year........................................     $11,838
                                                                 =======

     Total revolving lines of credit to related parties was $71,234 at December 31, 2001.

5.  PREMISES AND EQUIPMENT

     Premises and equipment consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Land........................................................  $ 11,282   $ 11,181
Premises and leasehold improvements.........................    42,820     37,363
Furniture and equipment.....................................    60,241     50,878
                                                              --------   --------
                                                               114,343     99,422
Less accumulated depreciation and amortization..............   (54,419)   (46,960)
                                                              --------   --------
                                                              $ 59,924   $ 52,462
                                                              ========   ========

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

6.  OTHER ASSETS

     Other assets consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Other real estate and foreclosed property...................  $  1,037   $    454
Deferred income taxes.......................................     9,676     13,053
Goodwill....................................................     2,590      2,847
Banker's acceptances........................................     1,275      5,750
Investments in unconsolidated investees.....................     6,782      6,557
Cash value of Bank-owned life insurance.....................    82,650     28,664
Factored receivables........................................    55,178     27,503
Mortgage servicing rights...................................    12,008     12,334
Other.......................................................     7,467     20,627
                                                              --------   --------
                                                              $178,663   $117,789
                                                              ========   ========

     Investments in unconsolidated investees represent equity investments in enterprises that primarily make investments in middle market businesses in the form of debt and equity capital. Unfunded commitments to unconsolidated investees were approximately $1.4 million at December 31, 2001. The Company has no other guarantees of investee activity.

     An analysis of mortgage servicing rights is as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Balance, beginning of year..................................  $12,334   $ 6,681
Additions...................................................    2,804     7,263
Scheduled amortization......................................   (1,087)     (775)
Payoff amortization.........................................   (2,043)     (835)
                                                              -------   -------
Balance, end of year........................................  $12,008   $12,334
                                                              =======   =======

     The fair value of these servicing rights was approximately $13,574 and $15,963 at December 31, 2001 and 2000, respectively. The fair value of servicing rights was determined using discount rates ranging from 9.5% to 20% and prepayment speeds ranging from 161.5% to 922% of standard Public Securities Association prepayment speeds, depending upon the stratification of the specific mortgage servicing right.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

7.  DEPOSITS

     At December 31, 2001, scheduled maturities of time deposits are summarized as follows:

                                                               DECEMBER 31,
                                                                   2001
                                                               ------------
2002........................................................     $778,098
2003........................................................       66,865
2004........................................................       34,191
2005........................................................       27,479
2006........................................................        5,398
Thereafter..................................................          444
                                                                 --------
                                                                 $912,475
                                                                 ========

     At December 31, 2001 and 2000, the aggregate amount of deposits from related parties was $91,464 and $140,082, respectively.

     Brokered deposits were $300 and $53,406 at December 31, 2001 and 2000, respectively.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

8.  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER BORROWINGS

     Securities sold under repurchase agreements and other borrowings generally represent borrowings with maturities ranging from one to thirty days. Other borrowings consist of federal funds purchased, treasury tax and loan deposits and other bank borrowings. Information relating to these borrowings is summarized as follows:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Securities sold under repurchase agreements:
  Average...................................................    $270,656       $209,816
  Period-end................................................     358,401        211,800
  Maximum month-end balance during period...................     358,401        241,834
Interest rate:
  Average...................................................        3.17%          4.69%
  Period-end................................................        2.03%          4.89%
Long-term borrowings:
  Average...................................................    $  7,565       $  5,944
  Period-end................................................       7,410          7,743
  Maximum month-end balance during period...................       7,717          7,823
Interest rate:
  Average...................................................        7.00%          7.58%
  Period-end................................................        6.96%          7.00%
Short-term borrowings:
  Average...................................................    $157,630       $199,269
  Period-end................................................     222,168        298,218
  Maximum month-end balance during period...................     368,792        372,298
Interest rate:
  Average...................................................        3.93%          6.35%
  Period-end................................................        2.12%          6.83%

     Securities sold under repurchase agreements generally include U.S. Government and agency securities and are maintained in safekeeping by correspondent banks. The Company enters into these repurchase agreements as a service to its customers.

     Subject to certain limitations, the Bank may borrow funds from the Federal Home Loan Bank ("FHLB") in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank's financial and operating condition. Borrowings from the FHLB to the Bank were approximately $132,700 and $193,400 at December 31, 2001 and 2000, respectively, and are included as a component of other borrowings in the accompanying consolidated balance sheet. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances. Unused borrowing capacity at December 31, 2001 was approximately $236,800.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

     At December 31, 2001, the contractual maturities of long-term borrowings are as follows:

                                                               DECEMBER 31,
                                                                   2001
                                                               ------------
2002........................................................      $  361
2003........................................................         390
2004........................................................         422
2005........................................................         457
2006........................................................         494
Thereafter..................................................       5,286
                                                                  ------
                                                                  $7,410
                                                                  ======

9.  INCOME TAXES

     The income tax provision (benefit) for the years ended December 31, 2001, 2000 and 1999 is composed of the following:

                                                           2001      2000      1999
                                                          -------   -------   -------
Current.................................................  $25,208   $24,287   $18,647
Deferred................................................     (463)   (1,680)   (1,147)
                                                          -------   -------   -------
  Total.................................................  $24,745   $22,607   $17,500
                                                          =======   =======   =======

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects are as follows:

                                                DECEMBER 31, 2001       DECEMBER 31, 2000
                                              ---------------------   ---------------------
                                               TEMPORARY      TAX      TEMPORARY      TAX
                                              DIFFERENCES   EFFECT    DIFFERENCES   EFFECT
                                              -----------   -------   -----------   -------
Future deductible differences:
Unrealized loss on securities available for
  sale......................................    $    --     $    --     $ 4,760     $ 1,653
Allowance for loan losses...................     30,515      10,775      28,004       9,780
Mortgage servicing rights...................      1,831         641         645         226
Bank premises...............................      4,965       1,738       5,389       1,886
Other.......................................        362         127       2,402         817
                                                -------     -------     -------     -------
          Deferred income tax asset.........    $37,673      13,281     $41,200      14,362
                                                =======     -------     =======     -------
Future taxable differences:
Unrealized gain on securities available for
  sale......................................    $ 6,096       2,226     $    --          --
Market discount on securities...............      1,771         620         477         167
Federal Home Loan Bank stock dividends......      2,168         759       3,278       1,142
                                                -------     -------     -------     -------
          Deferred income tax liability.....    $10,035       3,605     $ 3,755       1,309
                                                =======     -------     =======     -------
Net deferred income tax asset...............                $ 9,676                 $13,053
                                                            =======                 =======

     In connection with the Company's merger with Citizens and CBLP, the Company recorded deferred tax assets of $2,669 with an offsetting credit to additional paid in capital related to differences in the tax bases of

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES assets and liabilities and their financial reporting amounts. Such deferred taxes were not previously recorded by CBLP as it was organized as a limited partnership.

     The reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Statutory federal income tax rate...........................  35.00%   35.00%   35.00%
Tax-exempt income from Bank-owned life insurance............  (2.02)   (0.88)      --
Tax-exempt interest income..................................  (1.49)   (0.89)   (0.69)
Other.......................................................   0.45     0.86     1.05
                                                              -----    -----    -----
Effective income tax rate...................................  31.94%   34.09%   35.36%
                                                              =====    =====    =====

10.  EMPLOYEE BENEFITS

  STOCK-BASED COMPENSATION PLAN

     The Company sponsors, and currently grants awards under, the Southwest Bancorporation of Texas, Inc. 1996 Stock Option Plan (the "Stock Option Plan"), which is a stock-based compensation plan as described below. The Company has also sponsored similar stock-based compensation plans in prior years.

     The Company applies the intrinsic value method in accounting for the Stock Option Plan and the Company's other prior stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"). In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") which, if fully adopted by the Company, would change the method the Company applies in recognizing the expense of its stock-based compensation plans for awards subsequent to 1994. Adoption of the expense recognition provisions of SFAS 123 is optional and the Company decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS 123 are required by SFAS 123 and are presented below.

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

     The Company granted 339,391, 636,605 and 353,893 stock options in 2001, 2000 and 1999, respectively. These stock options were granted with an exercise price, as determined in each individual grant agreement. The majority of the options granted vest over a five year period commencing on the date of grant (i.e., 60% vest on the third anniversary of the date of grant and 20% vest on each of the next two anniversaries of the date of grant) with the remaining options vesting over a period not to exceed five years.

     In accordance with APB 25, compensation expense is recognized for discounted stock options granted and for performance-based stock options granted (but not for the stock options having exercise prices equal to

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES the fair market value on the date of grant). The Company has recognized $33, $4 and $106 of compensation expense in connection with these grants in 2001, 2000 and 1999, respectively.

  THE RESTRICTED STOCK PLAN

     Under the Restricted Stock Plan implemented in 2001, the Company is authorized to issue up to 300,000 shares of common stock pursuant to "Awards" granted thereunder. The shares of common stock are issued to the participant at the time the Award is made or at some later date, and the shares are subject to certain restrictions against disposition and certain obligations to forfeit such shares to the Company under certain circumstances.

     During 2001, the Company granted Awards covering 47,334 shares of common stock. The shares covered by these Awards vest over a five year period commencing on the date of grant (i.e., 60% vest on the third anniversary of the date of grant and 20% vest on each of the next two anniversaries of the date of grant); provided, however, that 100% of the shares may vest on either December 31, 2002 or December 31, 2003 if certain performance standards have been met by the Company.

     In accordance with APB 25, compensation expense is recognized for the performance-based Awards granted under the Restricted Stock Plan. The Company has recognized $200 of compensation expense in connection with the above Awards in 2001.

     A summary of the status of the Company's stock options as of December 31, 2001, 2000, and 1999 and the change during the years is as follows:

                                         2001                    2000                    1999
                                 ---------------------   ---------------------   ---------------------
                                 NUMBER OF    WEIGHTED   NUMBER OF    WEIGHTED   NUMBER OF    WEIGHTED
                                   SHARES     AVERAGE      SHARES     AVERAGE      SHARES     AVERAGE
                                 UNDERLYING   EXERCISE   UNDERLYING   EXERCISE   UNDERLYING   EXERCISE
                                  OPTIONS      PRICES     OPTIONS      PRICES     OPTIONS      PRICES
                                 ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of the
  year.........................  2,630,613     $12.06    2,823,171     $ 8.97    2,903,907     $7.08
     Granted at a discount.....         --        n/a           --        n/a           --       n/a
     Granted at-the-money......    386,725      30.40      636,605      19.19      353,893     14.35
                                 ---------     ------    ---------     ------    ---------     -----
Total granted..................    386,725      30.40      636,605      19.19      353,893     14.35
Exercised......................   (219,221)      9.00     (687,161)      5.26     (313,024)     3.32
Forfeited......................    (62,184)     19.62     (142,002)     15.66     (121,605)    12.71
Expired........................         --        n/a           --        n/a           --       n/a
                                 ---------     ------    ---------     ------    ---------     -----
Outstanding at end of year.....  2,735,933     $14.72    2,630,613     $12.06    2,823,171     $8.97
                                 =========     ======    =========     ======    =========     =====
Exercisable at end of year.....  1,619,187     $10.06    1,671,146     $ 9.09    1,425,698     $6.06
                                 =========     ======    =========     ======    =========     =====

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model with the following weighted-average assumptions for grants in 2001, 2000 and 1999: dividend yield of 0.00%: risk-free interest rates are different for each grant and range from 5.18% to 6.47%; the expected lives of options of 5 years; and a volatility of 29.26%, 29.30% and 28.59% respectively. The weighted average fair value of options granted during the year is as follows:

                                                               2001    2000    1999
                                                              ------   -----   -----
Weighted-average fair value of options granted at a
  discount..................................................     n/a     n/a     n/a
Weighted-average fair value of options granted
  at-the-money..............................................  $11.24   $7.30   $5.08
Weighted-average fair value of all options granted during
  the year..................................................  $11.24   $7.30   $5.08

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                          OPTIONS OUTSTANDING
                                  ------------------------------------    OPTIONS EXERCISABLE
                                                 WEIGHTED                ----------------------
                                                  AVERAGE     WEIGHTED                 WEIGHTED
                                                 REMAINING    AVERAGE                  AVERAGE
                                    NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES          OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
------------------------          -----------   -----------   --------   -----------   --------
$0.20 to $5.20..................     372,923          *        $ 3.13       372,923     $ 3.13
$5.35 to $11.16.................     758,582        5.4          8.55       758,582       8.55
$11.72 to $15.25................     185,813        8.3         12.62       110,321      11.61
$15.38 to $20.19................   1,022,230        9.7         17.85       340,201      17.24
$20.20 to $36.63................     309,375       10.1         27.57            --        n/a
$36.63 to $41.91................      87,010        9.1         40.29        37,160      40.25
                                   ---------       ----        ------     ---------     ------
$0.20 to $41.91.................   2,735,933          *        $14.72     1,619,187     $10.06
                                   =========       ====        ======     =========     ======

---------------

* All options, with an exercise price between $0.20 to $5.20, are exercisable while the employee remains an employee at the Company and cease to be exercisable three months after termination of employment.

     If the fair value based method of accounting under SFAS 123 had been applied, the Company's net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Net income
  As reported...........................................  $52,717   $43,461   $31,963
  Pro forma.............................................  $50,267   $41,812   $30,695
Basic earnings per common share
  As reported...........................................  $  1.60   $  1.34   $  1.01
  Pro forma.............................................  $  1.53   $  1.29   $  0.97
Diluted earnings per common share
  As reported...........................................  $  1.55   $  1.29   $  0.97
  Pro forma.............................................  $  1.48   $  1.24   $  0.93

     The effects of applying SFAS 123 in the above pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

  BENEFIT PLANS

     The Company has adopted a contributory profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees (the "401-K Plan"). Each year the Company determines, at its discretion, the amount of matching contributions. The Company presently matches 100% of the employee contributions not to exceed 5% of the employee's annual compensation. Total plan expense charged to the Company's operations for the years ended December 31, 2001, 2000 and 1999 was $2,246, $1,744 and $1,374, respectively.

     The 401-K Plan provides that the Company may contribute shares of common stock of the Company (valued at the approximate fair market value on the date of contribution) instead of cash. A total of

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

4,431 shares at $16.58 were issued to the 401-K Plan during the year ended December 31, 1999. No shares were issued to the 401-K Plan in 2001 and 2000.

     Prior to December 31, 2000, Citizens had a defined benefit pension plan covering substantially all of their employees. The benefits under the plan were based on years of service and the employee's final average monthly compensation. Effective December 31, 2000, the Company curtailed the defined benefit pension plan. Pursuant to the curtailment, no further benefits will be accrued under the plan from and after December 31, 2000 and no individual who is not currently a participant in the plan shall be eligible to become a participant in the plan. Each participant who was an employee at December 31, 2000 became 100% vested in his or her accrued benefit on December 31, 2000. The total pension benefit obligation under the plan is immaterial to the consolidated financial statements.

     The three wholly-owned subsidiary banks of Citizens had a profit sharing plan covering substantially all of their employees. The profit sharing plan was funded on an annual basis as determined by the Banks' Boards of Directors. Contributions to the profit sharing plan were $573 and $681 for the years ended December 31, 2000 and 1999, respectively. Effective October 1, 2000, the profit sharing plan was converted to the Company's 401(k) plan.

11. EARNINGS PER COMMON SHARE

     Earnings per common share is computed as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Net income..............................................  $52,717   $43,461   $31,963
                                                          =======   =======   =======
Divided by average common shares and common share
  equivalents:
  Average common shares.................................   32,855    32,397    31,743
  Average common share issuable under the stock option
     plan...............................................    1,221     1,232     1,200
                                                          -------   -------   -------
Total average common shares and common share
  equivalents...........................................   34,076    33,629    32,943
                                                          =======   =======   =======
Basic earnings per common share.........................  $  1.60   $  1.34   $  1.01
                                                          =======   =======   =======
Diluted earnings per common share.......................  $  1.55   $  1.29   $  0.97
                                                          =======   =======   =======

12.  COMMITMENTS AND CONTINGENCIES

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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

  LEASES

     At December 31, 2001, the Company has certain noncancelable operating leases which cover the company's premises with approximate future minimum annual rental payments as follows:

2002........................................................   $ 5,299
2003........................................................     4,969
2004........................................................     4,816
2005........................................................     4,672
2006........................................................     4,185
Thereafter..................................................     5,835
                                                               -------
                                                               $29,776
                                                               =======

     Rent expense was $6,487, $4,672 and $3,937 for the years ended December 31, 2001, 2000 and 1999, respectively.

13.  REGULATORY CAPITAL COMPLIANCE

     The Company and the Bank are subject to regulatory risk-based capital requirements that assign risk factors to all assets, including off-balance sheet items such as loan commitments and standby letters of credit. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Capital is separated into two categories, Tier 1 and Tier 2, which combine for total capital. At December 31, 2001, the Company's and Bank's Tier 1 capital consists of their respective shareholders' equity adjusted for minority interest in equity accounts of consolidated subsidiaries, goodwill, and various other intangibles and Tier 2 consists of the allowance for loan losses subject to certain limitations. The guidelines require total capital of 8% of risk-weighted assets.

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

     As of December 31, 2001, the most recent notification from the regulators categorized the Bank and the Company as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the category.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

     The following table compares the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 2001 and 2000 to the minimum regulatory standards:

                                                                         MINIMUM TO BE
                                                                        WELL CAPITALIZED
                                                                          UNDER PROMPT
                                                    MINIMUM CAPITAL    CORRECTIVE ACTION
                                      ACTUAL          REQUIREMENT          PROVISIONS
                                 ----------------   ----------------   ------------------
                                  AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT     RATIO
                                 --------   -----   --------   -----   ---------   ------
As of December 31, 2001
  Total Capital (to Risk
     Weighted Assets):
     The Company...............  $385,463   11.27%  $273,689   8.00%   $342,111    10.00%
     The Bank..................   387,509   11.41%   271,594   8.00%    339,493    10.00%
  Tier I Capital (to Risk
     Weighted Assets):
     The Company...............   354,073   10.35%   136,844   4.00%    273,689     8.00%
     The Bank..................   355,802   10.48%   135,797   4.00%    271,594     8.00%
  Tier I Capital (to Average
     Assets):
     The Company...............   354,073    8.86%   119,872   3.00%    199,787     5.00%
     The Bank..................   355,802    8.53%   125,094   3.00%    208,490     5.00%
As of December 31, 2000
  Total Capital (to Risk
     Weighted Assets):
     The Company...............   318,039   10.49%   242,590   8.00%    303,238    10.00%
     The Bank..................   332,092   11.03%   240,954   8.00%    301,193    10.00%
  Tier I Capital (to Risk
     Weighted Assets):
     The Company...............   289,889    9.56%   121,295   4.00%    242,590     8.00%
     The Bank..................   303,616   10.08%   120,477   4.00%    240,954     8.00%
  Tier I Capital (to Average
     Assets):
     The Company...............   289,889    7.71%   112,867   3.00%    188,111     5.00%
     The Bank..................   303,616    8.12%   112,199   3.00%    186,998     5.00%

     The Company and the Bank are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

14.  SEGMENT INFORMATION

     The Company has two operating segments: the bank and the mortgage company. Each segment is managed separately because each business requires different marketing strategies and each offers different products and services.

     The accounting policies of the segments are the same as those described in
Note 1. The Company evaluates each segment's performance based on the income before income taxes and minority interest. Intersegment financing arrangements are accounted for at current market rates as if they were with third parties.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

     Summarized financial information by operating segment for the years ended December 31, 2001, 2000 and 1999 follows:

                                                                YEAR ENDED DECEMBER 31,
                       ---------------------------------------------------------------------------------------------------------
                                              2001                                                  2000
                       ---------------------------------------------------   ---------------------------------------------------
                          BANK      MORTGAGE   ELIMINATIONS   CONSOLIDATED      BANK      MORTGAGE   ELIMINATIONS   CONSOLIDATED
                       ----------   --------   ------------   ------------   ----------   --------   ------------   ------------
Interest income......  $  251,547   $19,499     $  (9,899)     $  261,147    $  265,768   $20,140     $ (13,742)     $  272,166
Interest expense.....     101,158     9,899        (9,899)        101,158       121,662    13,742       (13,742)        121,662
                       ----------   --------    ---------      ----------    ----------   --------    ---------      ----------
Net interest
 income..............     150,389     9,600            --         159,989       144,106     6,398            --         150,504
Provision for loan
 losses..............       7,169       331            --           7,500         6,825       228            --           7,053
Noninterest income...      50,935     7,223            --          58,158        37,954     4,939            --          42,893
Noninterest
 expense.............     124,403     8,758            --         133,161       113,210     6,947            --         120,157
                       ----------   --------    ---------      ----------    ----------   --------    ---------      ----------
Income before income
 taxes and minority
 interest............  $   69,752   $ 7,734     $      --      $   77,486    $   62,025   $ 4,162     $      --      $   66,187
                       ==========   ========    =========      ==========    ==========   ========    =========      ==========
Total assets.........  $4,380,659   $263,526    $(243,029)     $4,401,156    $3,927,444   $293,677    $(280,779)     $3,940,342
                       ==========   ========    =========      ==========    ==========   ========    =========      ==========

                                     YEAR ENDED DECEMBER 31,
                       ---------------------------------------------------
                                              1999
                       ---------------------------------------------------
                          BANK      MORTGAGE   ELIMINATIONS   CONSOLIDATED
                       ----------   --------   ------------   ------------
Interest income......  $  207,978   $10,234     $  (6,980)     $  211,232
Interest expense.....      88,219     6,980        (6,980)         88,219
                       ----------   --------    ---------      ----------
Net interest
 income..............     119,759     3,254            --         123,013
Provision for loan
 losses..............       6,334       140            --           6,474
Noninterest income...      33,183     4,281            --          37,464
Noninterest
 expense.............      98,314     6,197            --         104,511
                       ----------   --------    ---------      ----------
Income before income
 taxes and minority
 interest............  $   48,294   $ 1,198     $      --      $   49,492
                       ==========   ========    =========      ==========
Total assets.........  $3,263,377   $198,840    $(191,029)     $3,271,188
                       ==========   ========    =========      ==========

     Intersegment interest was paid to the Bank by the mortgage company in the amount of $9,899, $13,742 and $6,980 for the years ended December 31, 2001, 2000 and 1999, respectively. Advances from the Bank to the mortgage company of $243,029, $280,779 and $191,029 were eliminated in consolidation at December 31, 2001, 2000 and 1999, respectively.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

     In the normal course of business, the Company becomes a party to various financial transactions that generally do not involve funding. These transactions involve various risks, including market and credit risk. Since these transactions generally are not funded, they do not necessarily represent future liquidity requirements. They are referred to as financial instruments with off-balance sheet risk and are not reflected on the balance sheet. The Company offers these financial instruments to enable its customers to meet their financing objectives and to manage their interest rate risk. Supplying these instruments provides the Company with an ongoing source of fee income. These financial instruments include loan commitments, letters of credit, commitments to sell mortgage loans to permanent investors and financial guarantees on GNMA mortgage-backed securities administered. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the financial statements.

     The approximate contractual amounts of financial instruments with off-balance sheet risk are as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                                CONTRACT       CONTRACT
                                                                 AMOUNT         AMOUNT
                                                              ------------   ------------
Loan commitments including unfunded lines of credit.........   $1,442,060     $1,140,589
Standby letters of credit...................................      124,009        100,420
Commercial letters of credit................................       14,197          4,839
Commitments to sell mortgage loans..........................       35,449          5,991
Guarantees on GNMA securities administered..................       86,373         90,656

     The Company's exposure to credit loss in the event of nonperformance by the other party to the loan commitments and letters of credit is limited to the contractual amount of those instruments. The Company uses the same credit policies in evaluating loan commitments and letters of credit as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments by the Company to guarantee the performance of a customer to a third party. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment, and real property.

     The contract amounts for commitments to sell mortgage loans to permanent investors represent an agreement to sell mortgages currently in the process of funding and commitment terms are generally less than 90 days. The balance at any given date represents recent activity at the mortgage company. The contract amount does not represent exposure to credit loss.

     The Company administers GNMA mortgage-backed securities on which it guarantees payment of monthly principal and interest to the security holders. The underlying loans are guaranteed by FHA and VA mortgage insurance and are collateralized by real estate. In the event of mortgagor default, the Company may only incur losses of costs that may exceed reimbursement limitations established by FHA or VA. The Company believes its exposure is immaterial, and the contract amount does not represent the Company's exposure to credit loss.

     The Company originates real estate, commercial, construction and consumer loans primarily to customers in the eight county area in and around Houston. Although the Company has a diversified loan portfolio, a

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES substantial portion of its customers' ability to honor their contracts is dependent upon the local Houston economy and the real estate market.

     The Company maintains funds on deposit at correspondent banks which at times exceed the federally insured limits. Management of the Company monitors the balance in these accounts and periodically assesses the financial condition of correspondent banks.

16.  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     The estimated fair values disclosed do not reflect the value of assets and liabilities that are not considered financial instruments. In addition, the value of long-term relationships with depositors (core deposit intangibles) and other customers is not reflected. The value of these items is believed to be significant.

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

     Derivatives. Fair value is defined as the amount that the Company would receive or pay to terminate the contracts at the reporting date. Market or dealer quotes were used to value the instruments.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

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

     Deposit Liabilities and Accrued Interest Payable: The fair values disclosed for demand deposits (e.g. interest and noninterest checking and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date. Fair values for fixed-rate time deposits are estimated using a discounted cash flow analysis, using interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The carrying amount of accrued interest approximates its fair value.

     Borrowings: The carrying amounts of federal funds purchased, securities sold under repurchase agreements, and other borrowings approximate their fair values.

     The following table summarizes the carrying values and estimated fair values of financial instruments (all of which are held for purposes other than trading):

                                          DECEMBER 31, 2001         DECEMBER 31, 2000
                                       -----------------------   -----------------------
                                        CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                         AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                       ----------   ----------   ----------   ----------
ASSETS

Cash and due from banks..............  $  272,823   $  272,823   $  331,965   $  331,965
  Federal funds sold and other cash
     equivalents.....................      72,633       72,633       79,341       79,341
  Securities available for sale......   1,068,315    1,068,315      848,164      848,164
  Loans held for sale................      87,024       87,024       85,939       86,855
  Loans held for investment, net of
     allowance.......................   2,641,068    2,641,435    2,397,348    2,476,656
  Accrued interest receivable........      20,706       20,706       27,334       27,334

LIABILITIES
  Deposits...........................  $3,428,633   $3,245,604   $3,093,870   $2,924,330
  Securities sold under repurchase
     agreements......................     358,401      358,437      211,800      211,800
  Other borrowings...................     229,578      229,933      305,961      305,755
  Accrued interest payable...........       2,562        2,562        5,505        5,505

     The fair value of the Company's derivatives and off-balance sheet instruments was immaterial at December 31, 2001 and 2000.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

17.  SUPPLEMENTAL CASH FLOW INFORMATION

     The supplemental cash flow information for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
Cash paid for interest................................  $104,101   $120,229   $85,847
Cash paid for income taxes............................    18,600     21,400    18,691
Non-cash investing and financing activities:
  Tax benefit related to the exercise of certain stock
     options..........................................     1,812      5,075       967
  Loans transferred to foreclosed real estate.........     1,550        411     1,326
  Investment securities transferred to loans..........    10,250
  Dividends declared but unpaid.......................        --         --       782
  Issuance of common stock in exchange for 49%
     ownership interest in Mitchell...................        --         --     2,575
  Transfer of securities from held to maturity to
     available for sale...............................        --     55,800    57,800

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
Southwest Bancorporation of Texas, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated February 25, 2002 of Southwest Bancorporation of Texas, Inc. and Subsidiaries included on page 45 of this Form 10-K also included an audit of the financial statement schedule listed in the index on page 44 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 25, 2002

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
          SCHEDULE I -- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                               EXCEPT SHARE AND PER
                                                                  SHARE AMOUNTS)
                                       ASSETS

Cash and cash equivalents...................................   $     14     $  4,126
Securities -- available for sale............................      4,178        1,189
Investment in subsidiary....................................    365,861      300,875
Other assets................................................      1,681        4,935
                                                               --------     --------
     Total assets...........................................   $371,734     $311,125
                                                               ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Borrowings..................................................   $ 10,000     $ 13,000
                                                               --------     --------
     Total liabilities......................................     10,000       13,000
                                                               --------     --------
Shareholders' equity:
  Common stock -- $1 par value, 150,000,000 shares
     authorized; 32,924,098 issued and outstanding at
     December 31, 2001 and 75,000,000 authorized; 32,705,909
     issued and 32,704,877 outstanding at December 31,
     2000...................................................     32,924       32,706
  Additional paid-in capital................................     73,388       69,735
  Retained earnings.........................................    251,552      198,835
  Accumulated other comprehensive income....................      3,870       (3,107)
  Treasury stock, at cost -- 0 shares and 1,032 shares,
     respectively...........................................         --          (44)
                                                               --------     --------
     Total shareholders' equity.............................    361,734      298,125
                                                               --------     --------
     Total liabilities and shareholders' equity.............   $371,734     $311,125
                                                               ========     ========

  These condensed financial statements should be read in conjunction with the
             Consolidated Financial Statements and Notes thereto of
   Southwest Bancorporation of Texas, Inc. and Subsidiaries included herein.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
   SCHEDULE I -- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

             CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2001      2000       1999
                                                              -------   -------   --------
                                                                 (DOLLARS IN THOUSANDS)
Interest income on securities...............................  $   141   $   103   $     63
                                                              -------   -------   --------
     Total interest income..................................      141       103         63
Interest expense on borrowings..............................      707       760        120
                                                              -------   -------   --------
     Net interest expense...................................     (566)     (657)       (57)
Other income:
     Dividends received from subsidiary.....................       --     3,700      4,296
     Other operating income.................................        8        15          7
                                                              -------   -------   --------
     Total other income.....................................        8     3,715      4,303
Operating expenses..........................................      350       705        625
Equity in undistributed income of subsidiary................   53,328    40,680     28,120
                                                              -------   -------   --------
     Income before income taxes.............................   52,420    43,033     31,741
     Income tax benefit.....................................     (297)     (428)      (222)
                                                              -------   -------   --------
Net income..................................................   52,717    43,461     31,963
Other comprehensive income, net of tax:
     Net unrealized appreciation (depreciation) on
       securities available for sale........................    6,977    12,663    (18,707)
                                                              -------   -------   --------
     Comprehensive income...................................  $59,694   $56,124   $ 13,256
                                                              =======   =======   ========

  These condensed financial statements should be read in conjunction with the
             Consolidated Financial Statements and Notes thereto of
   Southwest Bancorporation of Texas, Inc. and Subsidiaries included herein.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
   SCHEDULE I -- PARENT COMPANY CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 52,717   $ 43,461   $ 31,963
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Equity in undistributed income of subsidiary...........   (53,328)   (40,680)   (28,120)
     Other non-cash items...................................       233         38         33
     (Increase) decrease in accrued interest receivable,
       prepaid expenses and other assets....................     3,254     (2,994)       585
     Decrease in accrued interest payable and other
       liabilities..........................................        --       (808)       (14)
     Other, net.............................................        --        782         57
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................     2,876       (201)     4,504
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchase of securities available for sale.................    (4,942)    (3,473)   (24,567)
  Proceeds from sale of securities available for sale.......     1,953      2,690     24,161
  Investments in subsidiaries...............................    (2,869)   (12,813)   (39,000)
  Return of capital from subsidiaries.......................        --         --     25,500
                                                              --------   --------   --------
          Net cash used in investing activities.............    (5,858)   (13,596)   (13,906)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from borrowings..................................        --     15,000         --
  Payments on borrowings....................................    (3,000)    (2,000)        --
  Payments of dividends on common stock by Fort Bend Holding
     Corp. .................................................        --         --       (277)
  Payments of dividends on common stock by Citizens Bankers,
     Inc. ..................................................        --     (3,124)    (2,739)
  Net proceeds from issuance of common stock................     1,870      3,636      1,236
  Purchase of treasury stock................................        --       (116)        --
  Other, net................................................        --         --        (59)
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................    (1,130)    13,396     (1,839)
                                                              --------   --------   --------
Net decrease in cash and cash equivalents...................    (4,112)      (401)   (11,241)
Cash and cash equivalents at beginning of period............     4,126      4,527     15,768
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $     14   $  4,126   $  4,527
                                                              ========   ========   ========

  These condensed financial statements should be read in conjunction with the
             Consolidated Financial Statements and Notes thereto of
   Southwest Bancorporation of Texas, Inc. and Subsidiaries included herein.

                                 EXHIBIT INDEX

     (c) *Exhibits

     2.1     --  Agreement and Plan of Merger dated October 16, 2000, between the Company and Citizens Bankers, Inc. (incorporated by
                 reference to Exhibit 2.1 to the Company's Current Report on
                 Form 8-K filed October 17, 2000)
     2.2     --  Purchase Agreement, dated November 9, 2000, among the
                 Company, Southwest Bank of Texas National Association,
                 Citizens Bankers Limited Partnership and Baytown Land I,
                 Ltd. (incorporated by reference to Exhibit 2.1 to the
                 Company's Quarterly Report on Form 10-Q for the quarterly
                 period ended September 30, 2000)
     3.1     --  Articles of Incorporation of the Company, restated as of May
                 1, 2001 (incorporated by reference to Exhibit 4.1 to the
                 Company's Form S-8 Registration Statement No. 333-60190)
     3.2     --  Bylaws of the Company (Restated as of December 31, 1996)
     4.1     --  Specimen Common Stock certificate
   **4.2     --  Loan Agreement (and form of $10,000,000 Promissory Note)
                 dated March 30, 2000, between the Company and Bank of
                 Oklahoma, N.A.
   **4.3     --  Loan Agreement (and form of $5,000,000 Promissory Note)
                 dated June 30, 2000, between the Company and Bank of
                 Oklahoma, N.A.
   **4.4     --  Assumption and Modification Agreement dated December 29,
                 2000 and First Amendment thereto dated January 10, 2001,
                 between Southwest Bank of Texas National Association and
                 American General Life and Accident Insurance Company,
                 relating to Third Modification of Promissory Note (in the
                 original principal amount of $6,250,000), Deed of Trust and
                 Security Agreement and of Assignment of Leases and Rents
   +10.1     --  1989 Stock Option Plan, amended and restated as of May 29,
                 1998 (incorporated by reference to Exhibit 10.1 to the
                 Company's Quarterly Report on Form 10-Q for the quarterly
                 period ended March 31, 2000)
   +10.2     --  1993 Stock Option Plan, amended and restated as of May 29,
                 1998 (incorporated by reference to Exhibit 10.2 to the
                 Company's Quarterly Report on Form 10-Q for the quarterly
                 period ended March 31, 2000)
   +10.3     --  Form of Stock Option Agreement under 1989 Stock Option Plan and 1993 Stock Option Plan
   +10.4     --  1996 Stock Option Plan, as amended January 24, 2000
                 (incorporated by reference to Exhibit 10.4 to the Company's
                 Annual Report on Form 10-K for the year ended December 31,
                 1999)
   +10.5     --  Form of Incentive Stock Option Agreement under 1996 Stock
                 Option Plan
   +10.6     --  Form of Non-qualified Stock Option Agreement under 1996
                 Stock Option Plan
   +10.7     --  Form of Stock Option Agreement for Directors under 1996
                 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's Form S-1 Registration Statement No.
                 333-16509)
   +10.8     --  Form of Change in Control Agreement, dated as of January 1,
                 2000, between the Company and Paul B. Murphy, Jr.
                 (incorporated by reference to Exhibit 10.1 to the Company's
                 Quarterly Report on Form 10-Q for the quarterly period ended
                 June 30, 2000)
   +10.9     --  Form of Change in Control Agreement, dated as of January 1,
                 2000, between the Company and each of Joseph H. Argue, J.
                 Nolan Bedford, David C. Farries, James R. Massey, Randall E.
                 Meyer and Steve D. Stephens (incorporated by reference to
                 Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                 for the quarterly period ended June 30, 2000)
   +10.10    --  Employment Agreement between the Company and Walter Lane
                 Ward, Jr. (incorporated by reference to Exhibit 10.11 to the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1999)
   +10.11    --  Employment Agreement, amended and restated as of February
                 17, 2001, between the Company and Walter E. Johnson
                 (incorporated by reference to Exhibit 10.11 to the Company's
                 Annual Report on Form 10-K for the year ended December 31,
                 2000)

  + 10.12    --  Employment Agreement between the Company and John H. Echols, dated as of December 31, 2000 (incorporated by reference to
                 Exhibit 10.1 to the Company's Current Report on Form 8-K
                 filed January 2, 2001)
  + 10.13    --  Restricted Stock Plan (incorporated by reference to Appendix
                 B to the Company's Proxy Statement dated March 16, 2001 for its 2001 Annual Meeting of Shareholders)
   +10.14    --  Form of Restricted Stock Agreement under the Restricted
                 Stock Plan (incorporated by reference to Exhibit 4.6 to the
                 Company's Form S-8 Registration Statement No. 333-60190)
   +10.15    --  Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 4.3 to the Company's Form S-8
                 Registration Statement No. 333-74452)
   +10.16    --  Form of Deferral Election Form under Non-Employee Directors
                 Deferred Fee Plan (incorporated by reference to Exhibit 4.4 to the Company's Form S-8 Registration Statement No.
                 333-74452)
 ***21.1     --  List of subsidiaries of the Company
 ***23.1     --  Consent of PricewaterhouseCoopers LLP

---------------

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