Form 10-Q
period 2002-03-31
SOUTHWEST BANCORP OF TEXAS INC
filed 2002-05-13
CIK 1027258

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

                      FOR THE QUARTER ENDED MARCH 31, 2002

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

                                Yes [X]  No [ ]

                            ------------------------

     There were 33,322,714 shares of the Registrant's Common Stock outstanding as of the close of business on May 2, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
  Report of Independent Accountants.........................    2
  Condensed Consolidated Balance Sheet as of March 31, 2002
     and December 31, 2001 (unaudited)......................    3
  Condensed Consolidated Statement of Income for the Three
     Months Ended March 31, 2002 and 2001 (unaudited).......    4
  Condensed Consolidated Statement of Changes in
     Shareholders' Equity for the Three Months Ended March
     31, 2002 (unaudited)...................................    5
  Condensed Consolidated Statement of Cash Flows for the
     Three Months Ended March 31, 2002 and 2001
     (unaudited)............................................    6
  Notes to Condensed Consolidated Financial Statements......    7
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................   10
Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk........................................   25
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings..................................   26
Item 2.  Changes in Securities and Use of Proceeds..........   26
Item 3.  Defaults upon Senior Securities....................   26
Item 4.  Submission of Matters to a Vote of Security
         Holders............................................   26
Item 5.  Other Information..................................   26
Item 6.  Exhibits and Reports on Form 8-K...................   26
Signatures..................................................   27

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Southwest Bancorporation of Texas, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiaries (the "Company") as of March 31, 2002, the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 2002 and 2001 and the condensed consolidated statement of changes in shareholders' equity for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

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

     We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, of changes in shareholders' equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 25, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

                                          PricewaterhouseCoopers LLP

Houston, Texas
April 15, 2002

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                               MARCH 31,       DECEMBER 31,
                                                                  2002             2001
                                                              ------------    --------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE AMOUNTS)
                                           ASSETS
Cash and due from banks.....................................   $  199,092       $  272,823
Federal funds sold and other cash equivalents...............       13,034           72,633
                                                               ----------       ----------
     Total cash and cash equivalents........................      212,126          345,456
Securities -- available for sale............................    1,064,615        1,068,315
Loans held for sale.........................................       74,340           87,024
Loans held for investment...................................    2,750,685        2,672,458
Allowance for loan losses...................................      (32,508)         (31,390)
Premises and equipment, net.................................       61,890           59,924
Accrued interest receivable.................................       20,002           20,706
Other assets................................................      156,335          178,663
                                                               ----------       ----------
     Total assets...........................................   $4,307,485       $4,401,156
                                                               ==========       ==========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand -- noninterest-bearing.............................   $  904,074       $  987,752
  Demand -- interest-bearing................................       32,927           38,373
  Money market accounts.....................................    1,345,533        1,403,796
  Savings...................................................       93,961           86,237
  Time, $100 and over.......................................      584,620          554,120
  Other time................................................      354,445          358,355
                                                               ----------       ----------
     Total deposits.........................................    3,315,560        3,428,633
Securities sold under repurchase agreements.................      323,815          358,401
Other borrowings............................................      268,922          229,578
Accrued interest payable....................................        2,152            2,562
Other liabilities...........................................       21,836           18,840
                                                               ----------       ----------
     Total liabilities......................................    3,932,285        4,038,014
                                                               ----------       ----------
Minority interest in consolidated subsidiary................        1,386            1,408
                                                               ----------       ----------
Commitments and contingencies
Shareholders' equity:
  Common stock -- $1 par value, 150,000,000 shares
     authorized; 33,003,985 issued and outstanding at March
     31, 2002 and 32,924,098 issued and outstanding at
     December 31, 2001......................................       33,004           32,924
  Additional paid-in capital................................       74,657           73,388
  Retained earnings.........................................      265,097          251,552
  Accumulated other comprehensive income....................        1,056            3,870
                                                               ----------       ----------
     Total shareholders' equity.............................      373,814          361,734
                                                               ----------       ----------
     Total liabilities and shareholders' equity.............   $4,307,485       $4,401,156
                                                               ==========       ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2002         2001
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS,
                                                                 EXCEPT PER SHARE
                                                                     AMOUNTS)
Interest income:
  Loans.....................................................   $43,382      $55,977
  Securities................................................    14,379       13,593
  Federal funds sold and other..............................       191        1,126
                                                               -------      -------
     Total interest income..................................    57,952       70,696
                                                               -------      -------
Interest expense:
  Deposits..................................................    12,693       26,523
  Other borrowings..........................................     2,797        5,423
                                                               -------      -------
     Total interest expense.................................    15,490       31,946
                                                               -------      -------
     Net interest income....................................    42,462       38,750
Provision for loan losses...................................     2,500        1,750
                                                               -------      -------
     Net interest income after provision for loan losses....    39,962       37,000
                                                               -------      -------
Noninterest income:
  Service charges on deposit accounts.......................     8,693        5,684
  Investment services.......................................     2,417        1,693
  Other fee income..........................................     2,806        2,864
  Other operating income....................................     2,278        3,206
  Gain on sale of securities, net...........................         1           17
                                                               -------      -------
     Total noninterest income...............................    16,195       13,464
                                                               -------      -------
Noninterest expenses:
  Salaries and employee benefits............................    20,973       18,787
  Occupancy expense.........................................     5,485        4,987
  Other operating expenses..................................     9,741        8,225
                                                               -------      -------
     Total noninterest expenses.............................    36,199       31,999
                                                               -------      -------
     Income before income taxes and minority interest.......    19,958       18,465
Provision for income taxes..................................     6,388        5,920
                                                               -------      -------
     Income before minority interest........................    13,570       12,545
Minority interest...........................................        25           30
                                                               -------      -------
     Net income.............................................   $13,545      $12,515
                                                               =======      =======
Earnings per common share:
     Basic..................................................   $  0.41      $  0.38
                                                               =======      =======
     Diluted................................................   $  0.40      $  0.37
                                                               =======      =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                               ACCUMULATED
                                                   COMMON STOCK       ADDITIONAL                  OTHER           TOTAL
                                               --------------------    PAID-IN     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                                 SHARES     DOLLARS    CAPITAL     EARNINGS      INCOME          EQUITY
                                               ----------   -------   ----------   --------   -------------   -------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 2001...................  32,924,098   $32,924    $73,388     $251,552      $ 3,870        $361,734
  Exercise of stock options..................      79,887        80      1,187                                     1,267
  Deferred compensation amortization.........                               82                                        82
  Comprehensive income:......................
    Net income for the three months ended
      March 31, 2002.........................                                        13,545                       13,545
    Net change in unrealized appreciation on
      securities available for sale, net of
      deferred taxes of $1,619...............                                                     (2,814)         (2,814)
                                                                                                                --------
    Total comprehensive income...............                                                                     10,731
                                               ----------   -------    -------     --------      -------        --------
BALANCE, MARCH 31, 2002......................  33,003,985   $33,004    $74,657     $265,097      $ 1,056        $373,814
                                               ==========   =======    =======     ========      =======        ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  13,545    $  12,515
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses..............................      2,500        1,750
     Depreciation...........................................      2,044        1,786
     Realized gain on sale of securities, net...............         (1)         (17)
     Amortization and accretion of securities' premiums and
      discounts, net........................................      1,049          (31)
     Amortization of mortgage servicing rights..............        870          566
     Amortization of computer software......................        843          566
     Other amortization.....................................         82           73
     Minority interest in net income of consolidated
      subsidiary............................................         25           30
     Gain on sale of loans, net.............................       (578)        (720)
     Origination of loans held for sale and mortgage
      servicing rights......................................    (43,949)      (2,793)
     Proceeds from sales of loans...........................     56,561       22,273
     Income tax benefit from exercise of stock options......        477          949
     (Increase) decrease in accrued interest receivable,
      prepaid expenses and other assets.....................     24,712       (2,310)
     Increase in accrued interest payable and other
      liabilities...........................................      2,586        1,562
     Other, net.............................................        (71)        (275)
                                                              ---------    ---------
          Net cash provided by operating activities.........     60,695       35,924
                                                              ---------    ---------
Cash flows from investing activities:
  Proceeds from maturity of securities available for sale...     17,330       35,695
  Principal paydowns of mortgage-backed securities available
     for sale...............................................     83,754       38,984
  Purchase of securities available for sale.................    (90,000)     (11,380)
  Purchase of Federal Reserve Bank stock....................       (104)          --
  Purchase of Federal Home Loan Bank stock..................    (12,630)          --
  Net increase in loans held for investment.................    (79,896)     (87,477)
  Purchase of Bank-owned life insurance policies............         --      (50,000)
  Purchase of premises and equipment........................     (4,865)      (5,878)
  Other, net................................................        (89)         436
                                                              ---------    ---------
          Net cash used in investing activities.............    (86,500)     (79,620)
                                                              ---------    ---------
Cash flows from financing activities:
  Net decrease in noninterest-bearing demand deposits.......    (83,678)     (64,794)
  Net increase (decrease) in time deposits..................     26,590      (70,868)
  Net increase (decrease) in other interest-bearing
     deposits...............................................    (55,985)     138,069
  Net increase (decrease) in securities sold under
     repurchase agreements..................................    (34,586)      12,283
  Net increase (decrease) in other short-term borrowings....     39,432     (150,299)
  Payments on long-term borrowings..........................        (88)         (15)
  Net proceeds from exercise of stock options...............        790          874
                                                              ---------    ---------
          Net cash used in financing activities.............   (107,525)    (134,750)
                                                              ---------    ---------
Net decrease in cash and cash equivalents...................   (133,330)    (178,446)
Cash and cash equivalents at beginning of period............    345,456      411,306
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 212,126    $ 232,860
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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the "Company") and its direct and indirect wholly-owned subsidiaries, Southwest Holding Delaware, Inc. (the "Delaware Company"), Southwest Bank of Texas National Association (the "Bank"), Mitchell Mortgage Company, LLC ("Mitchell"), Fairview, Inc. and SWBT Insurance Agency, Inc. The consolidated financial statements also include the accounts of First National Bank of Bay City, a 58% owned subsidiary of the Delaware Company. All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at March 31, 2002 and December 31, 2001, consolidated net income for the three months ended March 31, 2002 and 2001, consolidated cash flows for the three months ended March 31, 2002 and 2001, and consolidated changes in shareholders' equity for the three months ended March 31, 2002. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

     Goodwill generated from purchase business combinations consummated prior to the issuance of SFAS No. 142 was amortized on a straight-line basis over 20 years. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be tested at least annually for impairment. The standard is applicable on January 1, 2002. The impact of the adoption of this standard was immaterial.

  Reclassifications

     Certain previously reported amounts have been reclassified to conform to the 2002 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

2. COMPREHENSIVE INCOME

     Comprehensive income consists of the following:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Net income..................................................  $13,545    $12,515
Net change in unrealized appreciation (depreciation) on
  securities available for sale, net of tax.................   (2,814)     7,577
                                                              -------    -------
Total comprehensive income..................................  $10,731    $20,092
                                                              =======    =======

3. EARNINGS PER COMMON SHARE:

     Earnings per common share is computed as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Net income..................................................  $13,545    $12,515
                                                              =======    =======
Divided by average common shares and common share
  equivalents:
  Average common shares.....................................   32,956     32,775
  Average common share issuable under the stock option
     plan...................................................    1,125      1,366
                                                              -------    -------
  Total average common shares and common share
     equivalents............................................   34,081     34,141
                                                              =======    =======
Basic earnings per common share.............................  $  0.41    $  0.38
                                                              =======    =======
Diluted earnings per common share...........................  $  0.40    $  0.37
                                                              =======    =======

     Stock options outstanding of 121 and 86 at March 31, 2002 and 2001, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of the Company's common stock.

4. SEGMENT INFORMATION

     The Company has two operating segments: the bank and the mortgage company. Each segment is managed separately because each business requires different marketing strategies and each offers different products and services.

     The Company evaluates each segment's performance based on the revenue and expenses from its operations, excluding non-recurring items. Intersegment financing arrangements are accounted for at current market rates as if they were with third parties.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     Summarized financial information by operating segment for the three months ended March 31, 2002 and 2001 follows:

                                                              THREE MONTHS ENDED MARCH 31,
                       -----------------------------------------------------------------------------------------------------------
                                               2002                                                   2001
                       ----------------------------------------------------   ----------------------------------------------------
                          BANK      MORTGAGE    ELIMINATIONS   CONSOLIDATED      BANK      MORTGAGE    ELIMINATIONS   CONSOLIDATED
                       ----------   ---------   ------------   ------------   ----------   ---------   ------------   ------------
Interest income......  $   55,404   $  4,120     $  (1,572)     $   57,952    $   68,582   $  5,445     $  (3,331)     $   70,696
Interest expense.....      15,490      1,572        (1,572)         15,490        31,946      3,331        (3,331)         31,946
                       ----------   --------     ---------      ----------    ----------   --------     ---------      ----------
Net interest
  income.............      39,914      2,548            --          42,462        36,636      2,114            --          38,750
Provision for loan
  losses.............       2,418         82            --           2,500         1,479        271            --           1,750
Noninterest income...      14,857      1,338            --          16,195        11,695      1,769            --          13,464
Noninterest
  expense............      33,915      2,284            --          36,199        29,930      2,069            --          31,999
                       ----------   --------     ---------      ----------    ----------   --------     ---------      ----------
Income before income
  taxes and minority
  interest...........  $   18,438   $  1,520     $      --      $   19,958    $   16,922   $  1,543     $      --      $   18,465
                       ==========   ========     =========      ==========    ==========   ========     =========      ==========
Total assets.........  $4,286,220   $253,844     $(232,579)     $4,307,485    $3,813,976   $266,826     $(252,529)     $3,828,273
                       ==========   ========     =========      ==========    ==========   ========     =========      ==========

     Intersegment interest was paid to the Bank by the mortgage company in the amount of $1,572 and $3,331 for the three months ended March 31, 2002 and 2001, respectively. Advances from the Bank to the mortgage company of $232,579 and $252,529 were eliminated in consolidation at March 31, 2002 and 2001, respectively.

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

OVERVIEW

     Total assets at March 31, 2002 and December 31, 2001 were $4.31 billion and $4.40 billion, respectively. Gross loans were $2.83 billion at March 31, 2002, an increase of $65.5 million or 2% from $2.76 billion at December 31, 2001. Shareholders' equity was $373.8 million and $361.7 million at March 31, 2002 and December 31, 2001, respectively.

     For the three months ended March 31, 2002, net income was $13.5 million ($0.40 per diluted share), compared to $12.5 million ($0.37 per diluted share) for the same period in 2001, an increase of 8%. Return on average assets and return on average common shareholders' equity for the three months ended March 31, 2002 was 1.26% and 14.78%, respectively, as compared to 1.32% and 16.63% for the three months ended March 31, 2001. Return on average assets is calculated by dividing annualized net income by the daily average of total assets. Return on average common shareholders' equity is calculated by dividing annualized net income by the daily average of common shareholders' equity.

RESULTS OF OPERATIONS

  Interest Income

     Interest income for the three months ended March 31, 2002 was $58.0 million, a decrease of $12.7 million, or 18%, from the three months ended March 31, 2001. This decrease in interest income is due to a decrease in the average yield on interest-earning assets to 6.04% for the three months ended March 31, 2002, a decrease of 223 basis points when compared to the same period in 2001. This decrease is partially offset by a $427.9 million increase in average interest-earning assets to $3.89 billion for the three months ended March 31, 2002, a 12% increase from the same period last year.

     Interest income on loans decreased $12.6 million to $43.4 million for the three months ended March 31, 2002. This decrease was due to a 257 basis point decrease in the average yield on loans to 6.34% for the three months ended March 31, 2002, compared to 8.91% for the same period last year. This decrease is partially offset by a $225.5 million increase in average loans outstanding to $2.77 billion for the three months ended March 31, 2002, a 9% increase from the same period a year ago.

  Interest Expense

     Interest expense on deposits and other borrowings for the three months ended March 31, 2002 was $15.5 million, a decrease of $16.5 million, or 52%, from the three months ended March 31, 2001. This decrease in interest expense was attributable to a decrease in the average rate on interest-bearing liabilities to 2.06% for the period, a decrease of 276 basis points when compared to the same period in 2001. This decrease is partially offset by a $356.6 million increase in average interest-bearing liabilities to $3.05 billion for the three months ended March 31, 2002, an increase of 13% from the same period last year.

  Net Interest Income

     Net interest income for the three months ended March 31, 2002 was $42.5 million compared to $38.8 million in 2001, an increase of $3.7 million or 10%. Growth in average interest-earning assets, primarily loans and securities, was $427.9 million, or 12%, while yields decreased 223 basis points to 6.04%. Yields decreased throughout 2001 as the Bank's prime lending rate decreased.

     The impact of the growth in average interest-earning assets was partially offset by a $356.6, or 13%, increase in average interest-bearing liabilities, offset by a decrease in the rate paid on interest-bearing liabilities of 276 basis points to 2.06% in 2002.

     For the three months ended March 31, 2002, the net interest margin declined to 4.42% compared to 4.53% for the three months ended March 31, 2001. This decrease resulted from a decrease in the yield on interest earning assets of 223 basis points, from 8.27% for the three months ended March 31, 2001 to 6.04% for the three months ended March 31, 2002. This decrease in the yield was partially offset by a decrease in the cost of funds of 276 basis points from 4.82% for the three months ended March 31, 2001 to 2.06% for the three months ended March 31, 2002.

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

                                                           THREE MONTHS ENDED MARCH 31,
                                        -------------------------------------------------------------------
                                                      2002                               2001
                                        --------------------------------   --------------------------------
                                          AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                        OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                          BALANCE       PAID      RATE       BALANCE       PAID      RATE
                                        -----------   --------   -------   -----------   --------   -------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans...............................  $2,773,570    $43,382     6.34%    $2,548,076    $55,977     8.91%
  Securities..........................   1,074,243     14,379     5.43        835,349     13,593     6.60
  Federal funds sold and other........      45,617        191     1.70         82,075      1,126     5.56
                                        ----------    -------     ----     ----------    -------     ----
     Total interest-earning assets....   3,893,430     57,952     6.04%     3,465,500     70,696     8.27%
                                        ----------    -------     ----     ----------    -------     ----
Less allowance for loan losses........     (32,503)                           (28,891)
                                        ----------                         ----------
                                         3,860,927                          3,436,609
Noninterest-earning assets............     483,662                            422,094
                                        ----------                         ----------
     Total assets.....................  $4,344,589                         $3,858,703
                                        ==========                         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Money market and savings deposits...  $1,487,429      5,164     1.41%    $1,368,608     13,286     3.94%
  Certificates of deposit.............     917,885      7,529     3.33        896,244     13,237     5.99
  Repurchase agreements and borrowed
     funds............................     640,347      2,797     1.77        424,196      5,423     5.18
                                        ----------    -------     ----     ----------    -------     ----
     Total interest-bearing
       liabilities....................   3,045,661     15,490     2.06%     2,689,048     31,946     4.82%
                                        ----------    -------     ----     ----------    -------     ----
Noninterest-bearing liabilities:
  Noninterest-bearing demand
     deposits.........................     904,276                            828,507
  Other liabilities...................      22,949                             35,859
                                        ----------                         ----------
     Total liabilities................   3,972,886                          3,553,414
                                        ----------                         ----------
Shareholders' equity..................     371,703                            305,289
                                        ----------                         ----------
     Total liabilities and
       shareholder's equity...........  $4,344,589                         $3,858,703
                                        ==========                         ==========
Net interest income...................                $42,462                            $38,750
                                                      =======                            =======
Net interest spread...................                            3.97%                              3.46%
                                                                  ====                               ====
Net interest margin...................                            4.42%                              4.53%
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

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                                2002 VS. 2001
                                                         ----------------------------
                                                          INCREASE (DECREASE) DUE TO
                                                         ----------------------------
                                                         VOLUME     RATE      TOTAL
                                                         ------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans..................................................  $4,954   $(17,549)  $(12,595)
Securities.............................................   3,887     (3,101)       786
Federal funds sold and other...........................    (500)      (435)      (935)
                                                         ------   --------   --------
     Total increase (decrease) in interest income......   8,341    (21,085)   (12,744)
                                                         ------   --------   --------
INTEREST-BEARING LIABILITIES:
Money market and savings deposits......................   1,153     (9,275)    (8,122)
Certificates of deposit................................     320     (6,028)    (5,708)
Repurchase agreements and borrowed funds...............   2,763     (5,389)    (2,626)
                                                         ------   --------   --------
     Total increase (decrease) in interest expense.....   4,236    (20,692)   (16,456)
                                                         ------   --------   --------
Increase (decrease) in net interest income.............  $4,105   $   (393)  $  3,712
                                                         ======   ========   ========

  Provision for Loan Losses

     The provision for loan losses was $2.5 million for the three months ended March 31, 2002 as compared to $1.8 million for the three months ended March 31, 2001. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company's loan loss allowance as its loan portfolio grows and diversifies. (See "-- Financial Condition -- Loan Review and Allowance for Loan Losses.")

  Noninterest Income

     Noninterest income for the three months ended March 31, 2002 was $16.2 million, an increase of $2.7 million, or 20%, from $13.5 million during the comparable period in 2001. The following table shows the breakout of noninterest income between the bank and the mortgage company for the periods indicated.

                                                      THREE MONTHS ENDED MARCH 31,
                                      -------------------------------------------------------------
                                                  2002                            2001
                                      -----------------------------   -----------------------------
                                       BANK     MORTGAGE   COMBINED    BANK     MORTGAGE   COMBINED
                                      -------   --------   --------   -------   --------   --------
Service charges on deposit
  accounts..........................  $ 8,693    $   --    $ 8,693    $ 5,684    $   --    $ 5,684
Investment services.................    2,417        --      2,417      1,693        --      1,693
Factoring fee income................    1,220        --      1,220      1,144        --      1,144
Loan fee income.....................      345       550        895        587       577      1,164
Bank-owned life insurance income....    1,188        --      1,188        920        --        920
Letters of credit fee income........      340        --        340        320        --        320
Gain on sale of loans, net..........       --       578        578         --       720        720
Gain on sale of securities, net.....        1        --          1         17        --         17
Other income........................      653       210        863      1,331       471      1,802
                                      -------    ------    -------    -------    ------    -------
     Total noninterest income.......  $14,857    $1,338    $16,195    $11,696    $1,768    $13,464
                                      =======    ======    =======    =======    ======    =======

     Banking Segment. The largest component of noninterest income is service charges on deposit accounts, which were $8.7 for the three months ended March 31, 2002, an increase of $3.0 million, or 53%, from $5.7 million for the same period last year. Several factors contributed to this growth. First, the Bank's treasury management division continues to achieve great success, with gross revenues up $1.7 million, or 52%, for the three months ended March 31, 2002 when compared to the same period last year. This success at winning new business results from the Company's ability to design custom cost-effective cash management solutions for middle market and large corporate customers. Additionally, the number of deposit accounts grew from 144,749 at March 31, 2001 to 154,963 at March 31, 2002.

     Investment services income was $2.4 million for the three months ended March 31, 2002, compared to $1.7 million for the same period last year, an increase of $724,000, or 43%. The increase in investment services income is attributable to increased investment sales to commercial and retail customers and to the expanding foreign exchange department, as well as the addition of several experienced calling officers and an increase in referrals from the Company's growing customer base.

     Earnings on bank-owned life insurance was $1.2 million for the three months ended March 31, 2002, an increase of $268,000, or 29%, from the same period last year. This increase is attributable to the purchase of $50.0 million of additional Bank-owned life insurance in the first quarter of 2001.

     Other income was $653,000 for the three months ended March 31, 2002, a decrease of $678,000, or 51%, from the same period last year. This decrease is partially attributable to a gain recorded on the sale of Bank assets in the prior year.

     Mortgage Segment. Gain on sale of loans was $578,000 for the three months ended March 31, 2002, a decrease of $142,000, or 20%, from the same period last year. This decrease is attributable to the rising rate environment in the first quarter of 2002 as compared to the declining rate environment in the prior year. The market value of loans held for sale is impacted by changes in current interest rates. An increase in interest rates results in a decrease in the market value of these loans while a decrease in interest rates results in an increase in the market value of these loans.

     Other income was $210,000 for the three months ended March 31, 2002, a decrease of $261,000, or 55%, from the same period last year. This decrease is primarily the result of a decrease in loan servicing income for the first quarter of 2002 as compared to the same period last year. This decrease is also attributable to the current rate environment. Capitalized mortgage servicing costs are expensed as the underlying loans are paid off. As long term mortgage rates increased in the first quarter, the mortgage segment experienced significant payoff activity. Such activity has since stabilized.

  Noninterest Expenses

     For the three months ended March 31, 2002, noninterest expenses totaled $36.2 million, an increase of $4.2 million, or 13%, from $32.0 million during 2001. The increase in noninterest expenses was primarily due to salaries and employee benefits and occupancy expenses.

     The efficiency ratio is calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses). An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources. The Company's efficiency ratio was 61.71% for the three months ended March 31, 2002 compared with 61.30% for the same period last year. The increase in the efficiency ratio in 2002 is a result of the decrease in the net interest margin discussed in " -- Results of Operations -- Net Interest Income" above.

     Salaries and employee benefits for the three months ended March 31, 2002 were $21.0 million, an increase of $2.2 million, or 12%, from the three months ended March 31, 2001. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth. Total full-time employees were 1,437 and 1,382 at March 31, 2002 and 2001, respectively.

     Occupancy expense for the three months ended March 31, 2002 was $5.5 million, an increase of $498,000, or 10%, from the three months ended March 31, 2001. Major categories within occupancy expense are building lease expense, depreciation expense and maintenance contract expense. Building lease expense increased to $1.7 million for the three months ended March 31, 2002 from $1.5 million for the comparable period last year, an increase of $163,000, or 11%. This increase is primarily attributable to increased building operating expenses included in building lease expense. Depreciation expense increased $258,000, or 14%, to $2.0 million for the three months ended March 31, 2002. This increase was due primarily to depreciation on equipment provided to new employees and expenses related to technology upgrades throughout the Company. Maintenance contract expense for the three months ended March 31, 2002 was $771,000, an increase of $147,000, or 23%, compared to $624,000 for the same period last year. The Company has purchased maintenance contracts for major operating systems throughout the organization.

     Other operating expenses for the three months ended March 31, 2002 were $9.7 million, an increase of $1.5 million, or 18%, from the three months ended March 31, 2001. Contributing to this increase were increased loan expenses associated with increased loan volume in the current year, increased service charges paid to correspondent banks, and increased amortization expense associated with new computer software.

  Income Taxes

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers' salaries, less interest income from federal securities. For the three months ended March 31, 2002, the provision for income taxes was $6.4 million, an increase of $468,000, or 8%, from the $5.9 million provided for in the same period in 2001. The effective tax rate was 32% for the three months ended March 31, 2002 and 2001.

FINANCIAL CONDITION

  Loans Held for Investment

     Loans held for investment were $2.75 billion at March 31, 2002, an increase of $78.2 million or 3% from $2.67 billion at December 31, 2001.

     The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2002 and December 31, 2001:

                                                 MARCH 31,              DECEMBER 31,
                                           ---------------------    ---------------------
                                                   2002                     2001
                                           ---------------------    ---------------------
                                             AMOUNT      PERCENT      AMOUNT      PERCENT
                                           ----------    -------    ----------    -------
                                                       (DOLLARS IN THOUSANDS)
Commercial and industrial................  $1,111,817     40.42%    $1,084,114     40.56%
Real estate:
  Construction and land development......     719,668     26.16        698,423     26.13
  1-4 family residential.................     374,736     13.63        344,133     12.88
  Commercial owner occupied..............     349,929     12.72        320,336     11.99
  Farmland...............................       6,597      0.24          4,854      0.18
  Other..................................      31,182      1.13         25,884      0.97
Consumer.................................     156,756      5.70        194,714      7.29
                                           ----------    ------     ----------    ------
     Total loans held for investment.....  $2,750,685    100.00%    $2,672,458    100.00%
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

     Generally, the Company's commercial loans are underwritten on the basis of the borrower's ability to service such debt from cash flow. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets and personal guarantees of company owners or project sponsors. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

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

     Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans
(collateralized and uncollateralized) and deposit account collateral-ized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan.

     The contractual maturity ranges of the commercial and industrial and funded real estate construction loan portfolio and the amount of such loans with fixed interest rates and floating interest rates in each maturity range as of March 31, 2002 are summarized in the following table:

                                                            MARCH 31, 2002
                                        -------------------------------------------------------
                                                        AFTER ONE        AFTER
                                         ONE YEAR        THROUGH         FIVE
                                         OR LESS        FIVE YEARS       YEARS         TOTAL
                                        ----------      ----------      -------      ----------
                                                        (DOLLARS IN THOUSANDS)
Commercial and industrial.............  $  727,554       $326,649       $57,614      $1,111,817
Real estate construction and land
  development.........................     438,942        250,497        30,229         719,668
                                        ----------       --------       -------      ----------
     Total............................  $1,166,496       $577,146       $87,843      $1,831,485
                                        ==========       ========       =======      ==========
Loans with a fixed interest rate......  $  480,299       $155,682       $43,877      $  679,858
Loans with a floating interest rate...     686,197        421,464        43,966       1,151,627
                                        ----------       --------       -------      ----------
     Total............................  $1,166,496       $577,146       $87,843      $1,831,485
                                        ==========       ========       =======      ==========

  Loans Held for Sale

     Loans held for sale of $74.3 million at March 31, 2002 decreased from $87.0 million at December 31, 2001. These loans are carried at the lower of cost or market and are typically sold to investors within one year of origination. The market value of these loans is impacted by changes in current interest rates. An increase in interest rates would result in a decrease in the market value of these loans while a decrease in interest rates would result in an increase in the market value of these loans. The business of originating and selling loans is conducted by the Company's mortgage segment.

  Loan Review and Allowance for Loan Losses

     The Company's loan review procedures include a credit quality assurance process that begins with approval of lending policies and underwriting guidelines by the Board of Directors, a loan review department staffed, in part, with OCC experienced personnel, low individual lending limits for officers, Senior Loan Committee approval for large credit relationships and a quality control process for loan documentation. The Company also maintains a monitoring process for credit extensions in excess of $100,000. The Company performs monthly and quarterly concentration analyses based on various factors such as industries, collateral types, business lines, large credit sizes, international investments and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. The Company continues to invest in its loan portfolio monitoring system to enhance its risk management capabilities. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

     Management believes that the allowance for loan losses at March 31, 2002 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at March 31, 2002.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                              THREE MONTHS
                                                                 ENDED        YEAR ENDED
                                                               MARCH 31,     DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning balance................    $31,390        $28,150
Provision charged against operations........................      2,500          7,500
Charge-offs:
  Commercial and industrial.................................     (1,088)        (3,663)
  Real estate:
     Construction and land development......................       (106)           (65)
     1-4 family residential.................................        (14)          (171)
     Commercial owner occupied..............................         (1)            --
     Farmland...............................................         --             --
     Other..................................................        (52)           (94)
     Consumer...............................................       (204)        (1,037)
                                                                -------        -------
Total charge-offs...........................................     (1,465)        (5,030)
                                                                -------        -------
Recoveries:
  Commercial and industrial.................................         16            265
  Real estate:
     Construction and land development......................         --             --
     1-4 family residential.................................         --             59
     Commercial owner occupied..............................         --             --
     Farmland...............................................         --             --
     Other..................................................         --             51
     Consumer...............................................         67            395
                                                                -------        -------
Total recoveries............................................         83            770
                                                                -------        -------
Net charge-offs.............................................     (1,382)        (4,260)
                                                                -------        -------
Allowance for loan losses, ending balance...................    $32,508        $31,390
                                                                =======        =======
Allowance to period-end loans...............................       1.18%          1.17%
Net charge-offs to average loans............................       0.21%          0.17%
Allowance to period-end nonperforming loans.................     203.20%        237.82%

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

                                                      MARCH 31, 2002            DECEMBER 31, 2001
                                                 ------------------------   -------------------------
                                                             PERCENT OF                   PERCENT OF
                                                              LOANS TO                     LOANS TO
                                                 AMOUNT     TOTAL LOANS       AMOUNT      TOTAL LOANS
                                                 -------   --------------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses applicable
  to:
Commercial and industrial......................  $11,997        40.42%        $13,554        40.56%
Real estate :
  Construction and land development............    7,887        26.16           7,395        26.13
  1-4 family residential.......................    3,028        13.63           2,695        12.88
  Commercial owner occupied....................    5,069        12.72           3,397        11.99
  Farmland.....................................       52         0.24              34         0.18
  Other........................................    1,355         1.13           1,110         0.97
Consumer.......................................    3,120         5.70           3,205         7.29
                                                 -------       ------         -------       ------
Total allowance for loan losses................  $32,508       100.00%        $31,390       100.00%
                                                 =======       ======         =======       ======

  Nonperforming Assets and Impaired Loans

     Nonperforming assets, which include nonaccrual loans, accruing loans 90 or more days past due, restructured loans, and other real estate and foreclosed property, were $17.0 million at March 31, 2002, compared with $14.2 million at December 31, 2001. This resulted in a ratio of nonperforming assets to loans and other real estate of 0.62% at March 31, 2002 and 0.53% at December 31, 2001. Nonaccrual loans, the largest component of nonperforming assets, were $15.2 million at March 31, 2002, an increase of $4.2 million from $11.0 at December 31, 2001.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
Nonaccrual loans............................................   $15,153      $11,020
Accruing loans 90 or more days past due.....................       845        2,179
Other real estate and foreclosed property...................       963        1,037
                                                               -------      -------
          Total nonperforming assets........................   $16,961      $14,236
                                                               =======      =======
Nonperforming assets to total loans and other real estate...      0.62%        0.53%

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

     The following is a summary of loans considered to be impaired:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
Impaired loans with no valuation reserve....................   $ 1,960      $   510
Impaired loans with a valuation reserve.....................    16,913       19,728
                                                               -------      -------
  Total recorded investment in impaired loans...............   $18,873      $20,238
                                                               =======      =======
Valuation allowance related to impaired loans...............   $ 3,155      $ 3,749
                                                               =======      =======

     The average recorded investment in impaired loans during the three months ended March 31, 2002 and the year ended December 31, 2001 was $19.6 million and $15.5 million, respectively. Interest income on impaired loans of $67,000 and $425,000 was recognized for cash payments received during the three months ended March 31, 2002 and the year ended December 31, 2001, respectively.

  Securities

     At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities classified as held to maturity are stated at cost, increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method, only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale at March 31, 2002 which allows the Company to manage its investment portfolio more effectively and to enhance the average yield on the portfolio.

The amortized cost and approximate fair value of securities classified as available for sale is as follows:

                                              MARCH 31, 2002                              DECEMBER 31, 2001
                                ------------------------------------------   -------------------------------------------
                                             GROSS UNREALIZED                             GROSS UNREALIZED
                                AMORTIZED    ----------------                AMORTIZED    -----------------
                                   COST       GAIN     LOSS     FAIR VALUE      COST       GAIN      LOSS     FAIR VALUE
                                ----------   ------   -------   ----------   ----------   -------   -------   ----------
                                                                 (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE:
U.S. Government securities....  $  110,128   $  776   $  (642)  $  110,262   $   50,860   $ 1,294   $   (17)  $   52,137
Mortgage-backed securities....     780,345    6,447    (4,621)     782,171      872,974     8,571    (2,825)     878,720
Municipal securities..........      91,359      413      (986)      90,786       85,047       252    (1,524)      83,775
Federal Reserve Bank stock....       4,334       --        --        4,334        4,230        --        --        4,230
Federal Home Loan Bank
  stock.......................      20,700       --        --       20,700        7,939        --        --        7,939
Other securities..............      56,086      291       (15)      56,362       41,169       356       (11)      41,514
                                ----------   ------   -------   ----------   ----------   -------   -------   ----------
  TOTAL SECURITIES AVAILABLE
    FOR SALE..................  $1,062,952   $7,927   $(6,264)  $1,064,615   $1,062,219   $10,473   $(4,377)  $1,068,315
                                ==========   ======   =======   ==========   ==========   =======   =======   ==========

     Securities totaled $1.06 billion at March 31, 2002, a decrease of $3.7 million from $1.07 billion at December 31, 2001. The yield on the securities portfolio for the three months ended March 31, 2002 was 5.43% while the yield was 6.60% for the three months ended March 31, 2001.

     The Company has no mortgage-backed securities that have been issued by non-agency entities. Included in the Company's mortgage-backed securities at March 31, 2002 were agency issued collateral mortgage obligations with a book value and a fair value of $342.6 million.

     At March 31, 2002, $518.1 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At March 31, 2002, approximately $32.3 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly were less susceptible to declines in value should interest rates increase.

     The following table summarizes the contractual maturity of investments and their weighted average yields at March 31, 2002. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a separate component of other comprehensive income.

                                                                      MARCH 31, 2002
                            --------------------------------------------------------------------------------------------------
                                                 AFTER ONE YEAR     AFTER FIVE YEARS
                                                   BUT WITHIN          BUT WITHIN
                             WITHIN ONE YEAR       FIVE YEARS           TEN YEARS        AFTER TEN YEARS
                            -----------------   -----------------   -----------------   -----------------
                            AMORTIZED           AMORTIZED           AMORTIZED           AMORTIZED
                              COST      YIELD     COST      YIELD     COST      YIELD     COST      YIELD     TOTAL      YIELD
                            ---------   -----   ---------   -----   ---------   -----   ---------   -----   ----------   -----
                                                                  (DOLLARS IN THOUSANDS)
U.S. Government
  securities..............  $ 13,945    5.99%   $ 81,792    5.21%   $ 14,391    5.26%   $     --      --%   $  110,128   5.31%
Mortgage-backed
  securities..............     1,569    5.39      29,194    6.23     231,519    5.18     518,063    5.76       780,345   5.61
Municipal securities......     1,327    4.45       9,732    4.50       7,974    4.52      72,326    4.88        91,359   4.80
Federal Reserve Bank
  stock...................     4,334    6.00          --      --          --      --          --      --         4,334   6.00
Federal Home Loan Bank
  stock...................    20,700    3.00          --      --          --      --          --      --        20,700   3.00
Other securities..........    47,549    1.91       5,720    6.94       2,630    4.62         187    3.44        56,086   2.56
Federal funds sold........     1,174    1.63          --      --          --      --          --      --         1,174   1.63
Interest-bearing
  deposits................    11,860    1.95          --      --          --      --          --      --        11,860   1.95
                            --------    ----    --------    ----    --------    ----    --------    ----    ----------   ----
    Total investments.....  $102,458    2.95%   $126,438    5.47%   $256,514    5.16%   $590,576    5.65%   $1,075,986   5.26%
                            ========    ====    ========    ====    ========    ====    ========    ====    ==========   ====

  Other Assets

     Other assets were $156.3 million at March 31, 2002, a decrease of $22.3 million from $178.7 million at December 31, 2001. This decrease is primarily attributable to decreases in factored receivables. Factored receivables result from providing operating funds to businesses by converting their accounts receivable to cash. Factored receivables were $27.0 million at March 31, 2002, a decrease of $28.2 million from $55.2 million at December 31, 2001.

  Deposits

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, interest-bearing demand, money market and time accounts. The Company relies primarily on customer service, advertising and competitive pricing policies to attract and retain these deposits. As of March 31, 2002, the Company had less than four percent of its deposits classified as brokered funds. Deposits provide the primary source of funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average demand deposits to average total deposits for the periods ended March 31, 2002 and December 31, 2001 was 28%.

     The average daily balances and weighted average rates paid on deposits for the three months ended March 31, 2002 and the year ended December 31, 2001, are presented below:

                                                         MARCH 31, 2002           DECEMBER 31, 2001
                                                      --------------------       --------------------
                                                        AMOUNT        RATE         AMOUNT        RATE
                                                      ----------      ----       ----------      ----
                                                                  (DOLLARS IN THOUSANDS)
Interest-bearing demand.............................  $   34,303      0.25%      $   62,510      0.50%
Regular savings.....................................      88,605      1.00           81,799      1.58
Premium yield.......................................     807,921      1.74          851,951      3.41
Money market savings................................     556,600      1.06          461,433      2.21
CD's less than $100,000.............................     286,672      4.05          302,885      5.25
CD's $100,000 and over..............................     556,041      2.86          522,601      4.82
IRA's, QRP's and other..............................      75,172      4.02           76,336      5.07
                                                      ----------      ----       ----------      ----
     Total interest-bearing deposits................   2,405,314      2.14%       2,359,515      3.64%
                                                                      ====                       ====
Noninterest-bearing deposits........................     904,276                    836,366
                                                      ----------                 ----------
     Total deposits.................................  $3,309,590                 $3,195,881
                                                      ==========                 ==========

     The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

                                                         MARCH 31, 2002   DECEMBER 31, 2001
                                                         --------------   -----------------
                                                               (DOLLARS IN THOUSANDS)
3 months or less.......................................     $336,197          $348,782
Between 3 months and 6 months..........................      147,668            81,457
Between 6 months and 1 year............................       54,323            75,461
Over 1 year............................................       46,432            48,420
                                                            --------          --------
     Total time deposits, $100,000 and over............     $584,620          $554,120
                                                            ========          ========

  Borrowings

     Securities sold under repurchase agreements and other borrowings generally represent borrowings with maturities ranging from one to thirty days. Other borrowings consist of federal funds purchased, treasury, tax and loan deposits and other bank borrowings. Information relating to these borrowings is summarized as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
Securities sold under repurchase agreements:
     Average................................................  $295,649      $270,656
     Period-end.............................................   323,815       358,401
     Maximum month-end balance during period................   323,815       358,401
Interest rate:
     Average................................................      1.48%         3.17%
     Period-end.............................................      1.42%         2.03%
Long-term borrowings:
     Average................................................  $  7,352      $  7,565
     Period-end.............................................     7,322         7,410
     Maximum month-end balance during period................     7,381         7,717
Interest rate:
     Average................................................      7.07%         7.00%
     Period-end.............................................      6.95%         6.96%
Short-term borrowings:
     Average................................................  $337,346      $157,630
     Period-end.............................................   261,600       222,168
     Maximum month-end balance during period................   501,736       368,792
Interest rate:
     Average................................................      1.91%         3.93%
     Period-end.............................................      1.79%         2.12%

  Liquidity and Capital Resources

     Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. For the three months ended March 31, 2002, the Company's liquidity needs have primarily been met by growth in core deposits and increases in short-term borrowings, primarily from the Federal Home Loan Bank. The cash and federal funds sold position, supplemented by amortizing securities and loan portfolios, have generally created an adequate liquidity position.

     The Company's risk-based capital ratios including Leverage Capital, Tier I Risk-Based Capital and the Total Risk-Based Capital Ratio were 8.53%, 10.77% and 11.72%, respectively, at March 31, 2002.

Critical Accounting Policies

     The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its condensed consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management's estimate of the allowance to increase or decrease and result in adjustments to the Company's provision for loan losses.

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

     Goodwill generated from purchase business combinations consummated prior to the issuance of SFAS No. 142 was amortized on a straight-line basis over 20 years. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be tested at least annually for impairment. The standard is applicable on January 1, 2002. The impact of the adoption of this standard was immaterial.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURERS ABOUT MARKET RISK

     There have been no material changes since December 31, 2001. See the Company's Annual Report on Form 10-K, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Interest Rate Sensitivity and Liquidity."

---------------

     PricewaterhouseCoopers LLP is not subject to the liability provisions of
Section 11 of the Securities Act of 1933 for its report on the unaudited financial information as of March 31, 2002 and for the three months then ended, because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.) Exhibits:

      3.1    Articles of Incorporation of the Company, Restated as of May
             1, 2001 (incorporated by reference to Exhibit 4.1 to the
             Company's Form S-8 Registration Statement No. 333-60190).
      3.2    Bylaws of the Company, Restated as of December 31, 1996
             (incorporated by reference to Exhibit 3.2 to the Company's
             Form S-1 Registration Statement No. 333-16509).
    +10.1    1996 Stock Option Plan, as amended April 17, 2002
             (incorporated by reference to Appendix A to the Company's
             Proxy Statement dated March 15, 2002 for its 2002 Annual
             Meeting of Shareholders).
    *15.1    Awareness Letter of PricewaterhouseCoopers LLP.

b.) Reports on Form 8-K:

     One report on Form 8-K was filed by the Company during the three months ended March 31, 2002:

             i.) A Current Report on Form 8-K dated January 23, 2002 was filed on January 23, 2002; Item 5 and Item 7(c).
---------------

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

                   SIGNATURE                                     TITLE                     DATE
                   ---------                                     -----                     ----

            /s/ PAUL B. MURPHY, JR.               Director, President and Chief         May 9, 2002
------------------------------------------------    Executive Officer
              PAUL B. MURPHY, JR.                   (Principal Executive Officer)

              /s/ RANDALL E. MEYER                Executive Vice President              May 9, 2002
------------------------------------------------    and Chief Financial Officer
                RANDALL E. MEYER                    (Principal Financial Officer)

             /s/ R. JOHN MCWHORTER                Senior Vice President and Controller  May 9, 2002
------------------------------------------------    (Principal Accounting Officer)
               R. JOHN MCWHORTER

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER      DESCRIPTION
  -------      -----------

   +10.1       1996 Stock Option Plan, as amended April 17, 2002
               (incorporated by reference to Appendix A to the Company's
               Proxy Statement dated March 15, 2002 for its 2002 Annual
               Meeting of Shareholders).
   *15.1       Awareness Letter of PricewaterhouseCoopers LLP.

---------------

* Filed herewith

+ Management contract.