Form 10-Q
period 2002-06-30
SOUTHWEST BANCORP OF TEXAS INC
filed 2002-08-12
CIK 1027258

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

                      FOR THE QUARTER ENDED JUNE 30, 2002

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

                                Yes [X]  No [ ]

                            ------------------------

     There were 33,671,007 shares of the Registrant's Common Stock outstanding as of the close of business on August 1, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
  Report of Independent Accountants.........................    2
  Condensed Consolidated Balance Sheet as of June 30, 2002
     and December 31, 2001
     (unaudited)............................................    3
  Condensed Consolidated Statement of Income for the Three
     and Six Months Ended June 30, 2002 and 2001
     (unaudited)............................................    4
  Condensed Consolidated Statement of Changes in
     Shareholders' Equity for the Six Months Ended June 30,
     2002 (unaudited).......................................    5
  Condensed Consolidated Statement of Cash Flows for the Six
     Months Ended June 30, 2002 and 2001 (unaudited)........    6
  Notes to Condensed Consolidated Financial Statements
     (unaudited)............................................    7
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................   10
Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk........................................   27
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings..................................   29
Item 2.  Changes in Securities and Use of Proceeds..........   29
Item 3.  Defaults upon Senior Securities....................   29
Item 4.  Submission of Matters to a Vote of Security
         Holders............................................   29
Item 5.  Other Information..................................   29
Item 6.  Exhibits and Reports on Form 8-K...................   29
Signatures..................................................   31

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Southwest Bancorporation of Texas, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and subsidiaries (the "Company") as of June 30, 2002, the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2002 and 2001, the condensed consolidated statement of changes in shareholders' equity for the six-month period ended June 30, 2002 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

     We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, of changes in shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
July 16, 2002

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                JUNE 30,      DECEMBER 31,
                                                                  2002            2001
                                                              ------------   --------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                              SHARE AND PER SHARE AMOUNTS)
                                          ASSETS
Cash and due from banks.....................................   $  182,352      $  272,823
Federal funds sold and other cash equivalents...............       95,404          72,633
                                                               ----------      ----------
     Total cash and cash equivalents........................      277,756         345,456
Securities available for sale...............................    1,162,966       1,068,315
Loans held for sale.........................................       70,577          87,024
Loans held for investment...................................    2,813,133       2,672,458
Allowance for loan losses...................................      (33,025)        (31,390)
Premises and equipment, net.................................       87,313          59,924
Accrued interest receivable.................................       18,694          20,706
Other assets................................................      151,113         178,663
                                                               ----------      ----------
     Total assets...........................................   $4,548,527      $4,401,156
                                                               ==========      ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand -- noninterest-bearing.............................   $1,042,127      $  987,752
  Demand -- interest-bearing................................       29,806          38,373
  Money market accounts.....................................    1,429,539       1,403,796
  Savings...................................................       96,792          86,237
  Time, $100 and over.......................................      632,062         554,120
  Other time................................................      353,156         358,355
                                                               ----------      ----------
     Total deposits.........................................    3,583,482       3,428,633
Securities sold under repurchase agreements.................      267,852         358,401
Other borrowings............................................      263,616         229,578
Accrued interest payable....................................        2,092           2,562
Other liabilities...........................................       19,517          18,840
                                                               ----------      ----------
     Total liabilities......................................    4,136,559       4,038,014
                                                               ----------      ----------
Minority interest in consolidated subsidiary................        1,461           1,408
                                                               ----------      ----------

Commitments and contingencies
Shareholders' equity:
  Common stock -- $1 par value, 150,000,000 shares
     authorized; 33,632,316 issued and outstanding at June
     30, 2002 and 32,924,098 issued and outstanding at
     December 31, 2001......................................       33,632          32,924
  Additional paid-in capital................................       83,110          73,388
  Retained earnings.........................................      280,279         251,552
  Accumulated other comprehensive income....................       13,486           3,870
                                                               ----------      ----------
     Total shareholders' equity.............................      410,507         361,734
                                                               ----------      ----------
     Total liabilities and shareholders' equity.............   $4,548,527      $4,401,156
                                                               ==========      ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              JUNE 30,                  JUNE 30,
                                                       -----------------------   -----------------------
                                                          2002         2001         2002         2001
                                                       ----------   ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income:
  Loans..............................................    $44,767      $51,832     $ 88,149     $107,809
  Securities.........................................     14,629       12,841       29,008       26,434
  Federal funds sold and other.......................        186          754          377        1,880
                                                         -------      -------     --------     --------
     Total interest income...........................     59,582       65,427      117,534      136,123
                                                         -------      -------     --------     --------
Interest expense:
  Deposits...........................................     12,174       22,752       24,867       49,275
  Other borrowings...................................      2,503        4,156        5,300        9,579
                                                         -------      -------     --------     --------
     Total interest expense..........................     14,677       26,908       30,167       58,854
                                                         -------      -------     --------     --------
     Net interest income.............................     44,905       38,519       87,367       77,269
Provision for loan losses............................      3,250        1,750        5,750        3,500
                                                         -------      -------     --------     --------
     Net interest income after provision for loan
       losses........................................     41,655       36,769       81,617       73,769
                                                         -------      -------     --------     --------
Noninterest income:
  Service charges on deposit accounts................      9,466        6,096       18,159       11,780
  Investment services................................      2,395        1,702        4,812        3,395
  Other fee income...................................      2,968        2,488        5,774        5,352
  Other operating income.............................      1,837        2,660        3,537        5,146
  Gain on sale of loans, net.........................      1,008        1,076        1,586        1,796
  Gain on sale of securities, net....................          1            8            2           25
                                                         -------      -------     --------     --------
     Total noninterest income........................     17,675       14,030       33,870       27,494
                                                         -------      -------     --------     --------
Noninterest expenses:
  Salaries and employee benefits.....................     21,487       19,496       42,460       38,283
  Occupancy expense..................................      5,631        5,083       11,116       10,070
  Other operating expenses...........................     10,109        7,745       19,850       15,970
                                                         -------      -------     --------     --------
     Total noninterest expenses......................     37,227       32,324       73,426       64,323
                                                         -------      -------     --------     --------
     Income before income taxes and minority
       interest......................................     22,103       18,475       42,061       36,940
Provision for income taxes...........................      6,897        5,914       13,285       11,834
                                                         -------      -------     --------     --------
     Income before minority interest.................     15,206       12,561       28,776       25,106
Minority interest....................................         24           17           49           47
                                                         -------      -------     --------     --------
     Net income......................................    $15,182      $12,544     $ 28,727     $ 25,059
                                                         =======      =======     ========     ========
Earnings per common share:
     Basic...........................................    $  0.46      $  0.38     $   0.87     $   0.76
                                                         =======      =======     ========     ========
     Diluted.........................................    $  0.44      $  0.37     $   0.84     $   0.73
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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                        ACCUMULATED
                                            COMMON STOCK       ADDITIONAL                  OTHER           TOTAL
                                        --------------------    PAID-IN     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                          SHARES     DOLLARS    CAPITAL     EARNINGS      INCOME          EQUITY
                                        ----------   -------   ----------   --------   -------------   -------------
                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 2001............  32,924,098   $32,924    $73,388     $251,552      $ 3,870        $361,734
  Exercise of stock options...........     558,883       559      9,708                                    10,267
  Issuance of restricted common
     stock............................     149,335       149       (149)                                       --
  Deferred compensation
     amortization.....................                              163                                       163
  Comprehensive income:
     Net income for the six months
       ended June 30, 2002............                                        28,727                       28,727
     Net change in unrealized
       appreciation on securities
       available for sale, net of
       deferred taxes of $5,299.......                                                      9,616           9,616
                                                                                                         --------
     Total comprehensive income.......                                                                     38,343
                                        ----------   -------    -------     --------      -------        --------
BALANCE, JUNE 30, 2002................  33,632,316   $33,632    $83,110     $280,279      $13,486        $410,507
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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2002         2001
                                                              ---------   ----------
                                                              (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 28,727    $  25,059
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses...............................     5,750        3,500
    Depreciation............................................     4,308        3,751
    Realized gain on securities available for sale, net.....        (2)         (25)
    Amortization and accretion of securities' premiums and
     discounts, net.........................................     1,740         (266)
    Amortization of mortgage servicing rights...............     1,671        1,352
    Amortization of computer software.......................     1,722        1,189
    Other amortization......................................       163          183
    Minority interest in net income of consolidated
     subsidiary.............................................        49           47
    Gain on sale of loans, net..............................    (1,586)      (1,796)
    Origination of loans held for sale and mortgage
     servicing rights.......................................   (78,172)     (68,144)
    Proceeds from sales of loans............................    95,087       72,773
    Income tax benefit from exercise of stock options.......     4,604        1,370
    Decrease in accrued interest receivable, prepaid
     expenses and other assets..............................    24,812       10,985
    Increase (decrease) in accrued interest payable and
     other liabilities......................................       207       (8,076)
    Other, net..............................................       245         (302)
                                                              --------    ---------
         Net cash provided by operating activities..........    89,325       41,600
                                                              --------    ---------
Cash flows from investing activities:
  Proceeds from maturity and call of securities available
    for sale................................................    20,117       99,762
  Principal paydowns of mortgage-backed securities available
    for sale................................................   175,885       65,614
  Proceeds from sale of securities available for sale.......        --       25,920
  Purchase of securities available for sale.................  (270,174)    (150,784)
  Purchase of Federal Reserve Bank stock....................      (118)          --
  Proceeds from redemption of Federal Home Loan Bank
    stock...................................................     5,699       10,126
  Purchase of Federal Home Loan Bank stock..................   (12,630)          --
  Net increase in loans held for investment.................  (145,722)    (122,573)
  Purchase of Bank-owned life insurance policies............        --      (50,000)
  Purchase of premises and equipment........................   (34,461)     (10,727)
  Proceeds from sale of premises and equipment..............       801          984
  Purchase of mortgage servicing rights.....................      (423)        (315)
                                                              --------    ---------
         Net cash used in investing activities..............  (261,026)    (131,993)
                                                              --------    ---------
Cash flows from financing activities:
  Net increase (decrease) in noninterest-bearing demand
    deposits................................................    54,375      (17,168)
  Net increase in time deposits.............................    72,743        2,176
  Net increase in other interest-bearing deposits...........    27,731      171,118
  Net increase (decrease) in securities sold under
    repurchase agreements...................................   (90,549)      19,868
  Net increase (decrease) in other short-term borrowings....    34,215     (204,498)
  Payments on long-term borrowings..........................      (177)        (163)
  Net proceeds from exercise of stock options...............     5,663        1,389
                                                              --------    ---------
         Net cash provided by (used in) financing
          activities........................................   104,001      (27,278)
                                                              --------    ---------
Net decrease in cash and cash equivalents...................   (67,700)    (117,671)
Cash and cash equivalents at beginning of period............   345,456      411,306
                                                              --------    ---------
Cash and cash equivalents at end of period..................  $277,756    $ 293,635
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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the "Company") and its direct and indirect wholly-owned subsidiaries, Southwest Holding Delaware, Inc. (the "Delaware Company"), Southwest Bank of Texas National Association (the "Bank"), Mitchell Mortgage Company, LLC ("Mitchell"), Fairview, Inc., SWBT Securities, Inc. and SWBT Insurance Agency, Inc. The consolidated financial statements also include the accounts of First National Bank of Bay City, a 58% owned subsidiary of the Delaware Company. All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at June 30, 2002 and December 31, 2001, consolidated net income for the three and six months ended June 30, 2002 and 2001, consolidated cash flows for the six months ended June 30, 2002 and 2001 and the consolidated changes in shareholders' equity for the six months ended June 30, 2002. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001.

  New Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 amends APB Opinion No. 16, Business Combinations, to prohibit use of the pooling-of-interests (pooling) method of accounting for business combinations initiated after June 30, 2001 and require the use of purchase accounting.

     Goodwill generated from purchase business combinations consummated prior to the issuance of SFAS No. 142 was amortized on a straight-line basis over 20 years. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but instead are tested at least annually for impairment. The standard was adopted by the Company on January 1, 2002 and the impact of adoption was immaterial.

  Reclassifications

     Certain previously reported amounts have been reclassified to conform to the 2002 financial statement presentation. These reclassifications had no effect on net income or shareholders' equity.

2. COMPREHENSIVE INCOME

     Comprehensive income consists of the following:

                                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        JUNE 30,             JUNE 30,
                                                   -------------------   -----------------
                                                     2002       2001      2002      2001
                                                   --------   --------   -------   -------
Net income.......................................  $15,182    $12,544    $28,727   $25,059
Net change in unrealized appreciation
  (depreciation) on securities available for
  sale, net of tax...............................   12,430     (1,726)     9,616     5,852
                                                   -------    -------    -------   -------
Total comprehensive income.......................  $27,612    $10,818    $38,343   $30,911
                                                   =======    =======    =======   =======

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

3. EARNINGS PER COMMON SHARE

     Earnings per common share is computed as follows:

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                   2002       2001      2002      2001
                                                 --------   --------   -------   -------
Net income.....................................  $15,182    $12,544    $28,727   $25,059
                                                 =======    =======    =======   =======
Divided by average common shares and common
  share equivalents:
  Average common shares........................   33,345     32,838     33,152    32,807
  Average common shares issuable under the
     stock option plans........................    1,067      1,199      1,096     1,293
                                                 -------    -------    -------   -------
  Total average common shares and common share
     equivalents...............................   34,412     34,037     34,248    34,100
                                                 =======    =======    =======   =======
Basic earnings per common share................  $  0.46    $  0.38    $  0.87   $  0.76
                                                 =======    =======    =======   =======
Diluted earnings per common share..............  $  0.44    $  0.37    $  0.84   $  0.73
                                                 =======    =======    =======   =======

     Stock options outstanding of 87 and 93 for the three months ended June 30, 2002 and 2001, respectively, and 103 and 87 for the six months ended June 30, 2002 and 2001, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of the Company's common stock.

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

     Summarized financial information by operating segment for the three and six months ended June 30, 2002 and 2001 follows:

                                                               THREE MONTHS ENDED JUNE 30,
                        ---------------------------------------------------------------------------------------------------------
                                               2002                                                  2001
                        ---------------------------------------------------   ---------------------------------------------------
                           BANK      MORTGAGE   ELIMINATIONS   CONSOLIDATED      BANK      MORTGAGE   ELIMINATIONS   CONSOLIDATED
                        ----------   --------   ------------   ------------   ----------   --------   ------------   ------------
Interest income.......  $   57,229   $  3,982    $  (1,629)     $   59,582    $   63,127   $  4,959    $  (2,659)     $   65,427
Interest expense......      14,677      1,629       (1,629)         14,677        26,908      2,659       (2,659)         26,908
                        ----------   --------    ---------      ----------    ----------   --------    ---------      ----------
Net interest income...      42,552      2,353           --          44,905        36,219      2,300           --          38,519
Provision for loan
  losses..............       3,168         82           --           3,250         1,864       (114)          --           1,750
Noninterest income....      16,041      1,634           --          17,675        11,947      2,083           --          14,030
Noninterest expense...      34,885      2,342           --          37,227        30,225      2,099           --          32,324
                        ----------   --------    ---------      ----------    ----------   --------    ---------      ----------
Income before income
  taxes and minority
  interest............  $   20,540   $  1,563    $      --      $   22,103    $   16,077   $  2,398    $      --      $   18,475
                        ==========   ========    =========      ==========    ==========   ========    =========      ==========

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                                                                SIX MONTHS ENDED JUNE 30,
                        ---------------------------------------------------------------------------------------------------------
                                               2002                                                  2001
                        ---------------------------------------------------   ---------------------------------------------------
                           BANK      MORTGAGE   ELIMINATIONS   CONSOLIDATED      BANK      MORTGAGE   ELIMINATIONS   CONSOLIDATED
                        ----------   --------   ------------   ------------   ----------   --------   ------------   ------------
Interest income.......  $  112,633   $  8,102    $  (3,201)     $  117,534    $  131,708   $ 10,405    $  (5,990)     $  136,123
Interest expense......      30,167      3,201       (3,201)         30,167        58,854      5,990       (5,990)         58,854
                        ----------   --------    ---------      ----------    ----------   --------    ---------      ----------
Net interest income...      82,466      4,901           --          87,367        72,854      4,415           --          77,269
Provision for loan
  losses..............       5,586        164           --           5,750         3,342        158           --           3,500
Noninterest income....      30,898      2,972           --          33,870        23,642      3,852           --          27,494
Noninterest expense...      68,799      4,627           --          73,426        60,155      4,168           --          64,323
                        ----------   --------    ---------      ----------    ----------   --------    ---------      ----------
Income before income
  taxes and minority
  interest............  $   38,979   $  3,082    $      --      $   42,061    $   32,999   $  3,941    $      --      $   36,940
                        ==========   ========    =========      ==========    ==========   ========    =========      ==========
Total assets..........  $4,524,452   $259,379    $(235,304)     $4,548,527    $3,921,246   $270,204    $(254,029)     $3,937,421
                        ==========   ========    =========      ==========    ==========   ========    =========      ==========

     Intersegment interest was paid to the Bank by the mortgage company in the amount of $1,629 and $2,659 for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, intersegment interest was $3,201 and $5,990, respectively. Advances from the Bank to the mortgage company of $235,304 and $254,029 were eliminated in consolidation at June 30, 2002 and 2001, respectively.

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

OVERVIEW

     Total assets at June 30, 2002 and December 31, 2001 were $4.55 billion and $4.40 billion, respectively. Gross loans were $2.88 billion at June 30, 2002, an increase of $124.2 million, or 5%, from $2.76 billion at December 31, 2001. Shareholders' equity was $410.5 million and $361.7 million at June 30, 2002 and December 31, 2001, respectively.

     For the six months ended June 30, 2002, net income was $28.7 million ($0.84 per diluted share) compared to $25.1 million ($0.73 per diluted share) for the same period in 2001, an increase of 15%. For the three months ended June 30, 2002, net income was $15.2 million ($0.44 per diluted share) compared to $12.5 million ($0.37 per diluted share) for the same period in 2001, an increase of 21%. Return on average assets and return on average common shareholders' equity for the three months ended June 30, 2002 was 1.39% and 15.60%, respectively, as compared to 1.30% and 15.56% for the three months ended June 30, 2001. For the six months ended June 30, 2002, return on average assets and return on average common shareholders' equity was 1.33% and 15.20%, respectively, as compared to 1.31% and 16.02% for the six months ended June 30, 2001. Return on average assets is calculated by dividing annualized net income by the daily average of total assets. Return on average common shareholders' equity is calculated by dividing annualized net income by the daily average of common shareholders' equity.

RESULTS OF OPERATIONS

  INTEREST INCOME

     Interest income for the three months ended June 30, 2002 was $59.6 million, a decrease of $5.8 million, or 9%, from the three months ended June 30, 2001. This decrease in interest income is due to a decrease in the average yield on interest-earning assets to 6.01% for the three months ended June 30, 2002, a decrease of 156 basis points when compared to the same period in 2001. This decrease is partially offset by a $510.1 million increase in average interest-earning assets to $3.98 billion for the three months ended June 30, 2002, a 15% increase from the same period last year. For the six months ended June 30, 2002, interest income was $117.5 million, an $18.6 million, or 14%, decrease from the same period a year ago. This decrease in interest income is due to a decrease in the average yield on interest-earning assets to 6.02% for the six months ended June 30, 2002, a decrease of 189 basis points when compared to the same period in 2001. This decrease is partially offset by a $467.8 million increase in average interest-earning assets to $3.94 billion for the six months ended June 30, 2002, a 13% increase from the same period last year.

     Interest income on loans decreased $7.1 million to $44.8 million for the three months ended June 30, 2002. This decrease was due to a 174 basis point decrease in the average yield on loans to 6.32% for the three months ended June 30, 2002, compared to 8.06% for the same period last year. This decrease is partially offset by a $263.7 million increase in average loans outstanding to $2.84 billion for the three months ended June 30, 2002, a 10% increase from the same period a year ago.

     For the six months ended June 30, 2002, interest income on loans decreased 18% to $88.1 million, down from $107.8 million for the same period last year. This decrease was due to a 215 basis point decrease in the average yield on loans to 6.33% for the six months ended June 30, 2002, compared to 8.48% for the same period last year. This decrease is partially offset by a $244.5 million increase in average loans outstanding to $2.81 billion for the six months ended June 30, 2002, a 10% increase from the same period a year ago.

  INTEREST EXPENSE

     Interest expense on deposits and other borrowings for the three months ended June 30, 2002 was $14.7 million, a decrease of $12.2 million, or 45%, from the three months ended June 30, 2001. This decrease in interest expense was attributable to a decrease in the average rate on interest-bearing liabilities to 1.96% for the period, a decrease of 201 basis points when compared to the same period in 2001. This decrease is partially offset by a $281.9 million increase in average interest-bearing liabilities to $3.00 billion for the three months ended June 30, 2002, an increase of 10% from the same period last year.

     Interest expense on deposits and other borrowings for the six months ended June 30, 2002 was $30.2 million, a decrease of $28.7 million, or 49%, from the six months ended June 30, 2001. This decrease in interest expense was attributable to a decrease in the average rate on interest-bearing liabilities to 2.01% for the period, a decrease of 236 basis points when compared to the same period in 2001. This decrease is partially offset by a $306.4 million increase in average interest-bearing liabilities to $3.02 billion for the six months ended June 30, 2002, an increase of 11% from the same period last year.

  NET INTEREST INCOME

     Net interest income for the three months ended June 30, 2002 was $44.9 million compared to $38.5 million in 2001, an increase of $6.4 million, or 17%. Growth in average interest-earning assets, primarily loans and securities, was $510.1 million, or 15%, while yields decreased 156 basis points to 6.01%. Yields decreased throughout 2001 as the Bank's prime lending rate decreased. The impact of the growth in average interest-earning assets was partially offset by a $281.9 million, or 10%, increase in average interest-bearing liabilities, offset by a decrease in the rate paid on interest-bearing liabilities of 201 basis points to 1.96% in 2002.

     For the six months ended June 30, 2002, net interest income was $87.4 million compared to $77.3 million in 2001, an increase of $10.1 million, or 13%. Growth in average interest-earning assets, primarily loans and securities, was $467.8 million, or 13%, while yields decreased 189 basis points to 6.02%. The impact of the growth in average interest-earning assets was partially offset by a $306.4 million, or 11%, increase in average interest-bearing liabilities, offset by a decrease in the rate paid on interest-bearing liabilities of 236 basis points to 2.01% in 2002.

     For the three months ended June 30, 2002, the net interest margin increased to 4.53% compared to 4.45% for the three months ended June 30, 2001. This increase resulted from a decrease in the cost of funds of 201 basis points from 3.97% for the three months ended June 30, 2001 to 1.96% for the three months ended June 30, 2002. This decrease in the cost of funds was partially offset by a decrease in the yield on interest-earning assets of 156 basis points, from 7.57% for the three months ended June 30, 2001 to 6.01% for the three months ended June 30, 2002. For the six months ended June 30, 2002, the net interest margin declined to 4.48% compared to 4.49% for the six months ended June 30, 2001. This decrease resulted from a decrease in the yield on interest-earning assets of 189 basis points from 7.91% for the six months ended June 30, 2001 to 6.02% for the six months ended June 30, 2002. This decrease in the yield on interest-earning assets was partially offset by a decrease in the cost of funds of 236 basis points, from 4.37% for the six months ended June 30, 2001 to 2.01% for the six months ended June 30, 2002.

     The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield. The yield on the securities portfolio is based on average historical cost balances and does give effect to changes in fair value that are reflected as a component of consolidated shareholders' equity.

                                                       THREE MONTHS ENDED JUNE 30,
                                   -------------------------------------------------------------------
                                                 2002                               2001
                                   --------------------------------   --------------------------------
                                     AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                   OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                     BALANCE       PAID      RATE       BALANCE       PAID      RATE
                                   -----------   --------   -------   -----------   --------   -------
                                                         (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans..........................  $2,841,618    $44,767     6.32%    $2,577,869    $51,832     8.06%
  Securities.....................   1,089,573     14,629     5.39        823,346     12,841     6.26
  Federal funds sold and other...      47,671        186     1.56         67,566        754     4.48
                                   ----------    -------     ----     ----------    -------     ----
       Total interest-earning
          assets.................   3,978,862     59,582     6.01%     3,468,781     65,427     7.57%
                                   ----------    -------     ----     ----------    -------     ----
Less allowance for loan losses...     (33,142)                           (30,134)
                                   ----------                         ----------
                                    3,945,720                          3,438,647
Noninterest-earning assets.......     424,419                            430,644
                                   ----------                         ----------
       Total assets..............  $4,370,139                         $3,869,291
                                   ==========                         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Money market and savings
     deposits....................  $1,493,217      5,161     1.39%    $1,430,439     11,150     3.13%
  Certificates of deposit........     929,548      7,013     3.03        864,802     11,602     5.38
  Repurchase agreements and
     borrowed funds..............     575,363      2,503     1.74        420,976      4,156     3.96
                                   ----------    -------     ----     ----------    -------     ----
       Total interest-bearing
          liabilities............   2,998,128     14,677     1.96%     2,716,217     26,908     3.97%
                                   ----------    -------     ----     ----------    -------     ----
Noninterest-bearing liabilities:
  Noninterest-bearing demand
     deposits....................     954,006                            794,470
  Other liabilities..............      27,560                             35,163
                                   ----------                         ----------
       Total liabilities.........   3,979,694                          3,545,850
                                   ----------                         ----------
Shareholders' equity.............     390,445                            323,441
                                   ----------                         ----------
       Total liabilities and
          shareholder's equity...  $4,370,139                         $3,869,291
                                   ==========                         ==========
Net interest income..............                $44,905                            $38,519
                                                 =======                            =======
Net interest spread..............                            4.05%                              3.60%
                                                             ====                               ====
Net interest margin..............                            4.53%                              4.45%
                                                             ====                               ====

                                                           SIX MONTHS ENDED JUNE 30,
                                      -------------------------------------------------------------------
                                                    2002                               2001
                                      --------------------------------   --------------------------------
                                        AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                      OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                        BALANCE       PAID      RATE       BALANCE       PAID      RATE
                                      -----------   --------   -------   -----------   --------   -------
                                                            (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans.............................  $2,807,782    $ 88,149    6.33%    $2,563,291    $107,809    8.48%
  Securities........................   1,081,950      29,008    5.41        831,804      26,434    6.41
  Federal funds sold and other......      46,650         377    1.63         73,473       1,880    5.16
                                      ----------    --------    ----     ----------    --------    ----
     Total interest-earning
       assets.......................   3,936,382     117,534    6.02%     3,468,568     136,123    7.91%
                                      ----------    --------    ----     ----------    --------    ----
Less allowance for loan losses......     (32,824)                           (29,462)
                                      ----------                         ----------
                                       3,903,558                          3,439,106
Noninterest-earning assets..........     453,874                            424,089
                                      ----------                         ----------
     Total assets...................  $4,357,432                         $3,863,195
                                      ==========                         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Money market and savings
     deposits.......................  $1,490,339      10,325    1.40%    $1,399,698      24,435    3.52%
  Certificates of deposits..........     923,749      14,542    3.17        880,352      24,840    5.69
  Repurchase agreements and borrowed
     funds..........................     607,675       5,300    1.76        435,315       9,579    4.44
                                      ----------    --------    ----     ----------    --------    ----
     Total interest-bearing
       liabilities..................   3,021,763      30,167    2.01%     2,715,365      58,854    4.37%
                                      ----------    --------    ----     ----------    --------    ----
Noninterest-bearing liabilities:
  Noninterest-bearing demand
     deposits.......................     929,278                            797,332
  Other liabilities.................      25,265                             35,103
                                      ----------                         ----------
     Total liabilities..............   3,976,306                          3,547,800
Shareholders' equity................     381,126                            315,395
                                      ----------                         ----------
     Total liabilities and
       shareholders' equity.........  $4,357,432                         $3,863,195
                                      ==========                         ==========
Net interest income.................                $ 87,367                           $ 77,269
                                                    ========                           ========
Net interest spread.................                            4.01%                              3.54%
                                                                ====                               ====
Net interest margin.................                            4.48%                              4.49%
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

                                   THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                   ----------------------------   -----------------------------
                                          2002 VS. 2001                   2002 VS. 2001
                                   ----------------------------   -----------------------------
                                       INCREASE (DECREASE)             INCREASE (DECREASE)
                                              DUE TO                         DUE TO
                                   ----------------------------   -----------------------------
                                   VOLUME     RATE      TOTAL     VOLUME      RATE      TOTAL
                                   ------   --------   --------   -------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans............................  $5,303   $(12,368)  $ (7,065)  $10,283   $(29,943)  $(19,660)
Securities.......................   4,152     (2,364)     1,788     7,949     (5,375)     2,574
Federal funds sold and other.....    (222)      (346)      (568)     (686)      (817)    (1,503)
                                   ------   --------   --------   -------   --------   --------
  Total increase (decrease) in
     interest income.............   9,233    (15,078)    (5,845)   17,546    (36,135)   (18,589)
                                   ------   --------   --------   -------   --------   --------
INTEREST-BEARING LIABILITIES:
Money market and savings
  deposits.......................     489     (6,478)    (5,989)    1,582    (15,692)   (14,110)
Certificates of deposit..........     869     (5,458)    (4,589)    1,224    (11,522)   (10,298)
Repurchase agreements and
  borrowed funds.................   1,524     (3,177)    (1,653)    3,793     (8,072)    (4,279)
                                   ------   --------   --------   -------   --------   --------
  Total increase (decrease) in
     interest expense............   2,882    (15,113)   (12,231)    6,599    (35,286)   (28,687)
                                   ------   --------   --------   -------   --------   --------
Increase (decrease) in net
  interest income................  $6,351   $     35   $  6,386   $10,947   $   (849)  $ 10,098
                                   ======   ========   ========   =======   ========   ========

  PROVISION FOR LOAN LOSSES

     The provision for loan losses represents the current period credit cost associated with maintaining an appropriate allowance for credit losses. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in the Company's market area. Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses. Although no assurance can be given, management believes that the present allowance for loan losses is adequate; however, actual loan losses may vary from current estimates.

     For the quarter ended June 30, 2002, the methodology used to determine the provision for loan losses was unchanged from the prior period. The composition of the Company's loan portfolio remained relatively unchanged from December 31, 2001 and there was no material change in the lending programs or terms during the quarter.

     The provision for loan losses was $3.3 million for the three months ended June 30, 2002, as compared to $1.8 million for the three months ended June 30, 2001. The provision for loan losses was $5.8 million for the six months ended June 30, 2002, as compared to $3.5 million for the six months ended June 30, 2001. The increase in the provision for loan losses corresponds to the increase in net charge-offs during the current year, in both absolute and relative terms. Net charge-offs were $2.7 million for the three months ended June 30, 2002, as compared to $227,000 for the three months ended June 30, 2001. Of the $2.7 million in net charge-offs for the period, $2.3 million is related to three commercial credits. Net charge-offs to average loans was 0.40% for the three months ended June 30, 2002, as compared to 0.04% for the three months ended June 30, 2001. For the six months ended June 30, 2002, net charge-offs were $4.1 million, as compared to $1.1 million for the same period last year. Net charge-offs to average loans was 0.30% for the six months ended June 30,

2002, as compared to 0.09% for the six months ended June 30, 2001.

     In addition to the increase in net charge-offs, changes in general economic factors were considered when determining the amount of the provision for loan losses. Some of the factors include the slowing of the national and international economies, the turbulent performance of the stock market, and the increase in the local unemployment rate in the current year.

     While the Company recognizes that the economic slowdown may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the key credit indicators from the Company's loan portfolio. While the Company has experienced an increase in net charge-offs in the current year as a result of the factors noted above, its net charge-offs to average loans has been below the average of banks insured by the Federal Deposit Insurance Corporation. (See
"-- Financial Condition -- Loan Review and Allowance for Loan Losses.")

  NONINTEREST INCOME

     Noninterest income for the three months ended June 30, 2002 was $17.7 million, an increase of $3.7 million, or 26%, from $14.0 million during the comparable period in 2001. Noninterest income for the six months ended June 30, 2002 was $33.9 million, an increase of $6.4 million, or 23%, from $27.5 million during the comparable period in 2001. The following table shows the breakout of noninterest income between the bank and the mortgage company for the periods indicated.

                                        THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                       -------------------------------------------------------------   -----------------------------
                                   2002                            2001                            2002
                       -----------------------------   -----------------------------   -----------------------------
                        BANK     MORTGAGE   COMBINED    BANK     MORTGAGE   COMBINED    BANK     MORTGAGE   COMBINED
                       -------   --------   --------   -------   --------   --------   -------   --------   --------
Service charges on
 deposit accounts....  $ 9,466    $   --    $ 9,466    $ 6,096    $   --    $ 6,096    $18,159    $   --    $18,159
Investment
 services............    2,395        --      2,395      1,702        --      1,702      4,812        --      4,812
Factoring fee
 income..............    1,087        --      1,087      1,202        --      1,202      2,307        --      2,307
Loan fee income......      302       852      1,154        241       672        913        647     1,402      2,049
Bank-owned life
 insurance income....    1,207        --      1,207      1,170        --      1,170      2,395        --      2,395
Letters of credit fee
 income..............      363        --        363        308        --        308        703        --        703
Gain on sale of
 loans, net..........      467       541      1,008         --     1,076      1,076        467     1,119      1,586
Gain on sale of
 securities, net.....        1        --          1          8        --          8          2        --          2
Other income.........      753       241        994      1,220       335      1,555      1,406       451      1,857
                       -------    ------    -------    -------    ------    -------    -------    ------    -------
 Total noninterest
   income............  $16,041    $1,634    $17,675    $11,947    $2,083    $14,030    $30,898    $2,972    $33,870
                       =======    ======    =======    =======    ======    =======    =======    ======    =======

                         SIX MONTHS ENDED JUNE 30,
                       -----------------------------
                                   2001
                       -----------------------------
                        BANK     MORTGAGE   COMBINED
                       -------   --------   --------
Service charges on
 deposit accounts....  $11,780    $   --    $11,780
Investment
 services............    3,395        --      3,395
Factoring fee
 income..............    2,346        --      2,346
Loan fee income......      510     1,249      1,759
Bank-owned life
 insurance income....    2,090        --      2,090
Letters of credit fee
 income..............      628        --        628
Gain on sale of
 loans, net..........       --     1,796      1,796
Gain on sale of
 securities, net.....       25        --         25
Other income.........    2,868       807      3,675
                       -------    ------    -------
 Total noninterest
   income............  $23,642    $3,852    $27,494
                       =======    ======    =======

     Banking Segment. The largest component of noninterest income is service charges on deposit accounts, which were $9.5 million for the three months ended June 30, 2002, an increase of $3.4 million, or 55%, from $6.1 million for the same period last year. Service charges on deposit accounts were $18.2 million for the six months ended June 30, 2002, an increase of $6.4 million, or 54%, from $11.8 million for the same period last year. Several factors contributed to this growth. First, the Bank's treasury management group continues to grow, with service charges from commercial analysis up $1.2 million, or 39%, for the three months ended June 30, 2002 when compared to the same period last year. For the six months ended June 30, 2002, such charges were $9.4 million, an increase of $2.9 million, or 46%, from $6.4 for the six months ended June 30, 2001. This success at winning new business results from the Company's ability to design custom cost-effective cash management solutions for middle market and large corporate customers. Second, net NSF charges on deposit accounts were $4.2 million for the three months ended June 30, 2002, an increase of $1.7 million, or 69%, from $2.5 million for the same period last year. Net NSF charges on deposit accounts were $7.3 million for the six months ended June 30, 2002, an increase of $2.7 million, or 60%, from $2.7 million for the same period last year. This increase in NSF charges is primarily due to net fee income on a new deposit product. Additionally, the total number of deposit accounts grew from 147,136 at June 30, 2001 to 158,057 at June 30, 2002.

     Investment services income was $2.4 million for the three months ended June 30, 2002 compared to $1.7 million for the same period last year, an increase of $693,000, or 41%. For the six months ended June 30, 2002, investment services income was $4.8 million, an increase of $1.4 million, or 42%, from $3.4 million for the six months ended June 30, 2001. The increase in investment services income is attributable to increased investment sales to commercial and retail customers and to the expanding foreign exchange department, as well as the addition of several experienced calling officers and an increase in referrals from the Company's growing customer base.

     Gain on sale of loans was $467,000 for the three and six months ended June 30, 2002. This gain represents the premium for the sale of the Bank's credit card portfolio. There were no such transactions in the prior year.

     Other income was $753,000 for the three months ended June 30, 2002, a decrease of $467,000, or 38%, from the same period last year. For the six months ended June 30, 2002, other income was $1.4 million, a decrease of $1.5 million, or 51%, from $2.9 million for the six months ended June 30, 2001. This decrease is partially due to a gain recorded on the sale of Bank assets in the prior year and to a decrease in income from unconsolidated subsidiaries.

     Mortgage Segment. Gain on sale of loans was $541,000 for the three months ended June 30, 2002, a decrease of $535,000, or 50%, from the same period last year. For the six months ended June 30, 2002, gain on sale of loans was $1.1 million, a decrease of $677,000, or 38%, from $1.8 million for the six months ended June 30, 2001. This decrease in the gain on sale of loans is attributable to a reduction in the spread between the rates the mortgage company is offering and market rates.

     Other income was $241,000 for the three months ended June 30, 2002, a decrease of $94,000, or 28%, from the same period last year. For the six months ended June 30, 2002, other income was $451,000, a decrease of $356,000, or 44%, from $807,000 for the six months ended June 30, 2001. This decrease is the result of a decrease in loan servicing income in the current year as compared to the same period last year. Capitalized mortgage servicing costs are expensed as the underlying loans are paid off. Long term mortgage rates increased early in the first quarter of 2002. They subsequently declined, ending the first quarter at December 31, 2001 levels. During the second quarter of 2002, long term mortgage rates have continued to decline. When mortgage rates began to rise, borrowers may have believed that interest rates had reached their lowest level. This resulted in significant refinance activity in the first quarter of 2002. Such activity slowed in the second quarter of the year.

  NONINTEREST EXPENSES

     For the three months ended June 30, 2002, noninterest expenses totaled $37.2 million, an increase of $4.9 million, or 15%, from $32.3 million during 2001. For the six months ended June 30, 2002, noninterest expenses totaled $73.4 million, an increase of $9.1 million, or 14%, from the same period in 2001. The increase in noninterest expenses was primarily due to salaries and employee benefits and other operating expenses. The efficiency ratio is calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses). An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources. The efficiency ratio was 59.49% for the three months ended June 30, 2002 compared with 61.52% for the same period last year. For the six months ended June 30, 2002, the efficiency ratio was 60.57% compared with 61.41% for the same period last year. The decrease in the efficiency ratio in

2002 is primarily a result of the increase in noninterest income discussed in "-- Results of Operations -- Noninterest Income" above.

     Salaries and employee benefits for the three months ended June 30, 2002 was $21.5 million, an increase of $2.0 million, or 10%, from the three months ended June 30, 2001. Salaries and employee benefits was $42.5 million for the six months ended June 30, 2002, an increase of $4.2 million, or 11%, from $38.3 for the same period last year. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth. Total end of period employees were 1,462 and 1,371 at June 30, 2002 and 2001, respectively.

     Other operating expenses for the three months ended June 30, 2002 were $10.1 million, an increase of $2.4 million, or 31%, from the three months ended June 30, 2001. Other operating expenses were $19.9 million for the six months ended June 30, 2002, an increase of $3.9 million, or 24%, from $16.0 million for the same period last year. Major categories within other operating expenses are professional expenses, computer software amortization expense, and losses on accounts. Professional expenses increased to $2.2 million for the three months ended June 30, 2002 from $1.4 million for the comparable period last year, an increase of $816,000, or 57%. For the six months ended June 30, 2002, professional expenses were $4.1 million, an increase of $882,000, or 28%, from $3.2 million for the same period last year. This increase is primarily due to an increase in consulting fees. Computer software amortization expense increased to $879,000 for the three months ended June 30, 2002 from $624,000 for the comparable period last year, an increase of $255,000, or 41%. For the six months ended June 30, 2002, computer software amortization expense was $1.7 million, an increase of $533,000, or 45%, from $1.2 million for the same period last year. This increase is due to amortization of new software related to technology upgrades throughout the Company. Losses on deposit accounts increased to $849,000 for the three months ended June 30, 2002 from $359,000 for the comparable period last year, an increase of $490,000, or 136%. For the six months ended June 30, 2002, losses on deposit accounts were $1.9 million, an increase of $565,000, or 44%, from $1.3 million for the same period last year. This increase is primarily due to charge-offs of deposit accounts related to a new deposit product. In addition, the Company charged off $150,000 in the second quarter of 2002 related to a kiting.

  INCOME TAXES

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers' salaries, less interest income from federal securities. For the three months ended June 30, 2002, the provision for income taxes was $6.9 million, an increase of $983,000, or 17%, from the $5.9 million provided for the same period in 2001. For the six months ended June 30, 2002, income tax expense was $13.3 million, an increase of $1.5 million, or 12%, from the $11.8 million provided for the same period in 2001. The Company's effective tax rate was 32% for the three months ended June 30, 2002 and 2001. For the six months ended June 30, 2002 and 2001, the Company's effective tax rate was 31% and 32%, respectively.

FINANCIAL CONDITION

  LOANS HELD FOR INVESTMENT

     Loans held for investment were $2.81 billion at June 30, 2002, an increase of $140.7 million, or 5%, from $2.67 billion at December 31, 2001.

     The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2002 and December 31, 2001:

                                                 JUNE 30, 2002        DECEMBER 31, 2001
                                              --------------------   --------------------
                                                AMOUNT     PERCENT     AMOUNT     PERCENT
                                              ----------   -------   ----------   -------
                                                        (DOLLARS IN THOUSANDS)
Commercial and industrial...................  $1,096,682    38.98%   $1,084,114    40.56%
Real estate:
  Construction and land development.........     638,080    22.68       698,423    26.13
  1-4 family residential....................     435,029    15.46       344,133    12.88
  Commercial owner occupied.................     458,320    16.31       320,336    11.99
  Farmland..................................       6,442     0.23         4,854     0.18
  Other.....................................      38,670     1.37        25,884     0.97
Consumer....................................     139,910     4.97       194,714     7.29
                                              ----------   ------    ----------   ------
     Total loans held for investment........  $2,813,133   100.00%   $2,672,458   100.00%
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

     The contractual maturity ranges of the commercial and industrial and funded real estate construction and land development loan portfolio and the amount of such loans with fixed interest rates and floating interest rates in each maturity range as of June 30, 2002 are summarized in the following table:

                                                            JUNE 30, 2002
                                          -------------------------------------------------
                                                       AFTER ONE      AFTER
                                           ONE YEAR     THROUGH        FIVE
                                           OR LESS     FIVE YEARS     YEARS        TOTAL
                                          ----------   ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
Commercial and industrial...............  $  705,349    $331,248     $60,085     $1,096,682
Real estate construction and land
  development...........................     404,513     215,440      18,127        638,080
                                          ----------    --------     -------     ----------
       Total............................  $1,109,862    $546,688     $78,212     $1,734,762
                                          ==========    ========     =======     ==========
Loans with a fixed interest rate........  $  443,064    $124,953     $38,063     $  606,080
Loans with a floating interest rate.....     666,798     421,735      40,149      1,128,682
                                          ----------    --------     -------     ----------
       Total............................  $1,109,862    $546,688     $78,212     $1,734,762
                                          ==========    ========     =======     ==========

  LOANS HELD FOR SALE

     Loans held for sale of $70.6 million at June 30, 2002 decreased from $87.0 million at December 31, 2001. These loans are carried at the lower of cost or market and are typically sold to investors within one year of origination. The market value of these loans is impacted by changes in current interest rates. An increase in interest rates would result in a decrease in the market value of these loans while a decrease in interest rates would result in an increase in the market value of these loans. The business of originating and selling loans is conducted by the Company's mortgage segment.

  LOAN REVIEW AND ALLOWANCE FOR LOAN LOSSES

     The Company's loan review procedures include a credit quality assurance process that begins with approval of lending policies and underwriting guidelines by the Board of Directors, a loan review department staffed, in part, with OCC experienced personnel, low individual lending limits for officers, Senior Loan Committee approval for large credit relationships and a quality control process for loan documentation. The Company also maintains a monitoring process for credit extensions in excess of $100,000. The Company performs quarterly concentration analyses based on various factors such as industries, collateral types, business lines, large credit sizes, international credit exposure and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. The Company continues to invest in its loan portfolio monitoring system to enhance its risk management capabilities.

     The Company's loan portfolio is well diversified by industry type but is generally concentrated in the eight county region defined as its primary market area. Historically, the Houston metropolitan area has been affected both positively and negatively by conditions in the energy industry. It is estimated that approximately 32% of economic activity currently is related to the upstream energy industry, down from 69% in 1981. Since the mid 1980's, the economic impact of changes in the energy industry has been lessened due to the diversification of the Houston economy driven by growth in such economic entities as the Texas Medical Center, the Port of Houston, the Johnson Space Center, among others, and government infrastructure spending to support the population and job growth in the Houston area. As a result, the economy of the Company's primary market area has become increasingly affected by changes in the national and international economies.

     The Company monitors changes in the level of energy prices, real estate values, borrower collateral, and the level of local, regional, national, and international economic activity. Recently, several major employers in the Houston market have either experienced financial difficulties or reductions in employment due to changes in the energy trading markets, corporate consolidations, or political events affecting the global economy. While significant, these factors, however, have resulted in a net reduction of only sixty-seven hundred jobs as of June 30, 2002, or 0.3% of the total employment base of 2.1 million in the Company's primary market area. As of June 30, 2002, other than $2.3 million in charge-offs related to three commercial credits, these events have had no material effect on the Company's loan portfolio. There can be no assurance, however, the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of risk inherent in the loan portfolio. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received. Based on an evaluation of the loan portfolio, management presents a quarterly analysis of the allowance for loan losses to a committee of the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluations, management considers both quantitative and qualitative risk factors in establishing an allowance for loan losses that it considers to be appropriate at each reporting period. Quantitative factors include historical charge-off experience, delinquency and past due trends, changes in collateral values, changes in energy prices, changes in the level of borrower covenant violations, the level of nonperforming loans and other real estate, changes in the risk classification of credits, growth in the loan portfolio, the results of regulatory and internal loan review examinations, and changes in the loan portfolio's composition by both industry and by borrower.

     Qualitative factors include an evaluation of the economic factors affecting the Company's primary market area, changes in the type and complexity of credit extensions, the experience levels of its lending and loan review staff, new lending products, the age of the loan portfolio, and other factors.

     In order to determine the adequacy of the allowance for loan losses, management performs periodic reviews of the loan portfolio, either individually or in pools. Generally, commercial and real estate loans are reviewed individually and consumer and single family residential loans are evaluated in pools.

     A general allowance is established based upon (i) the historical loss experience by loan type; (ii) management's internal grading of the loans resulting in an allowance ranging from 2.5% to 5.0% of the outstanding principal balance of the adversely graded loans; and (iii) certain subjective factors such as economic trends, performance trends, portfolio age and concentrations of credit. In addition, specific allowances may be established for loans which management believes require greater reserves than those allocated based on the above methodology. Future changes in economic conditions, circumstances, or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

     Management believes that the allowance for loan losses at June 30, 2002 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at June 30, 2002.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                              SIX MONTHS
                                                                ENDED       YEAR ENDED
                                                               JUNE 30,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
                                                               (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning balance................   $31,390       $28,150
Provision charged against operations........................     5,750         7,500
Charge-offs:
  Commercial and industrial.................................    (3,762)       (3,663)
  Real estate:
     Construction and land development......................      (108)          (65)
     1-4 family residential.................................       (57)         (171)
     Commercial owner occupied..............................        (7)           --
     Farmland...............................................        --            --
     Other..................................................       (64)          (94)
  Consumer..................................................      (469)       (1,037)
                                                               -------       -------
Total charge-offs...........................................    (4,467)       (5,030)
                                                               -------       -------
Recoveries:
  Commercial and industrial.................................       190           265
  Real estate:
     Construction and land development......................        --            --
     1-4 family residential.................................        --            59
     Commercial owner occupied..............................        --            --
     Farmland...............................................        --            --
     Other..................................................        --            51
  Consumer..................................................       162           395
                                                               -------       -------
Total recoveries............................................       352           770
                                                               -------       -------
Net charge-offs.............................................    (4,115)       (4,260)
                                                               -------       -------
Allowance for loan losses, ending balance...................   $33,025       $31,390
                                                               =======       =======
Allowance to period-end loans...............................      1.17%         1.17%
Net charge-offs to average loans............................      0.30%         0.17%
Allowance to period-end nonperforming loans.................    249.04%       237.82%

     The following table reflects the distribution of the allowance for loan losses among various categories of loans for the dates indicated. The Company has allocated portions of its general allowance for loan losses to cover the estimated losses inherent in particular risk categories of loans. This allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                 JUNE 30, 2002         DECEMBER 31, 2001
                                             ---------------------   ---------------------
                                                       PERCENT OF              PERCENT OF
                                                        LOANS TO                LOANS TO
                                             AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS
                                             -------   -----------   -------   -----------
                                                        (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
  applicable to:
Commercial and industrial..................  $13,007      38.98%     $13,554      40.56%
Real estate:
  Construction and land development........    6,768      22.68        7,395      26.13
  1-4 family residential...................    3,604      15.46        2,695      12.88
  Commercial owner occupied................    5,082      16.31        3,397      11.99
  Farmland.................................       53       0.23           34       0.18
  Other....................................    1,529       1.37        1,110       0.97
Consumer...................................    2,982       4.97        3,205       7.29
                                             -------     ------      -------     ------
Total allowance for loan losses............  $33,025     100.00%     $31,390     100.00%
                                             =======     ======      =======     ======

  NONPERFORMING ASSETS AND IMPAIRED LOANS

     Nonperforming assets, which include nonaccrual loans, accruing loans 90 or more days past due, restructured loans, and other real estate and foreclosed property, were $14.1 million at June 30, 2002 compared with $14.2 million at December 31, 2001. This resulted in a ratio of nonperforming assets to loans and other real estate of 0.50% and 0.53% at June 30, 2002 and December 31, 2001, respectively. Nonaccrual loans, the largest component of nonperforming assets, were $11.7 million at June 30, 2002, an increase of $705,000 from $11.0 million at December 31, 2001.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
                                                              (DOLLARS IN THOUSANDS)
Nonaccrual loans............................................  $11,725      $11,020
Accruing loans 90 or more days past due.....................    1,536        2,179
Other real estate and foreclosed property...................      818        1,037
                                                              -------      -------
       Total nonperforming assets...........................  $14,079      $14,236
                                                              =======      =======
Nonperforming assets to total loans and other real estate...     0.50%        0.53%

     Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Gross interest income on nonaccrual loans that would have been recorded had these loans been performing as agreed was $394,000 for the six months ended June 30, 2002.

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

     A loan is considered impaired, based on current information and events, if management believes that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest past due. An insignificant delay (up to 90 days) or insignificant shortfall in the amount of payment does not constitute an impairment. The measurement of impaired loans whose relationship balance meets an established threshold is based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through the provision for loan losses. All nonaccrual loans and accruing loans 90 or more days past due are considered impaired at June 30, 2002.

     The following is a summary of loans considered to be impaired:

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
                                                              (DOLLARS IN THOUSANDS)
Impaired loans with no valuation reserve....................  $ 6,614      $   510
Impaired loans with a valuation reserve.....................   13,939       19,728
                                                              -------      -------
     Total recorded investment in impaired loans............  $20,553      $20,238
                                                              =======      =======
Valuation allowance related to impaired loans...............  $ 1,799      $ 3,749
                                                              =======      =======

     The average recorded investment in impaired loans during the six months ended June 30, 2002 and the year ended December 31, 2001 was $20.4 million and $15.5 million, respectively. Interest income on impaired loans of $206,000 and $425,000 was recognized for cash payments received during the six months ended June 30, 2002 and the year ended December 31, 2001, respectively.

  SECURITIES

     At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities classified as held to maturity are stated at cost increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method, only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale at June 30, 2002.

     The amortized cost and approximate fair value of securities classified as available for sale is as follows:

                                              JUNE 30, 2002                               DECEMBER 31, 2001
                               -------------------------------------------   -------------------------------------------
                                            GROSS UNREALIZED                              GROSS UNREALIZED
                               AMORTIZED    -----------------                AMORTIZED    -----------------
                                  COST        GAIN      LOSS    FAIR VALUE      COST       GAIN      LOSS     FAIR VALUE
                               ----------   --------   ------   ----------   ----------   -------   -------   ----------
                                                                (DOLLARS IN THOUSANDS)
U.S. Government securities...  $  100,630   $ 2,121    $  (2)   $  102,749   $   50,860   $ 1,294   $   (17)  $   52,137
Mortgage-backed securities...     852,624    16,917      (95)      869,446      872,974     8,571    (2,825)     878,720
Municipal securities.........      92,701     1,856     (143)       94,414       85,047       252    (1,524)      83,775
Federal Reserve Bank stock...       4,348        --       --         4,348        4,230        --        --        4,230
Federal Home Loan Bank
  stock......................      15,123        --       --        15,123        7,939        --        --        7,939
Other securities.............      76,529       357       --        76,886       41,169       356       (11)      41,514
                               ----------   -------    -----    ----------   ----------   -------   -------   ----------
    TOTAL SECURITIES
      AVAILABLE FOR SALE.....  $1,141,955   $21,251    $(240)   $1,162,966   $1,062,219   $10,473   $(4,377)  $1,068,315
                               ==========   =======    =====    ==========   ==========   =======   =======   ==========

     Securities totaled $1.16 billion at June 30, 2002, an increase of $94.7 million from $1.07 billion at December 31, 2001. The yield on the securities portfolio for the six months ended June 30, 2002 was 5.41% while the yield was 6.41% for the six months ended June 30, 2001.

     The Company has no mortgage-backed securities that have been issued by non-agency entities. Included in the Company's mortgage-backed securities at June 30, 2002 were agency issued collateral mortgage obligations with a book value of $417.0 million and a fair value of $424.0 million.

     At June 30, 2002, $570.1 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At June 30, 2002, approximately $37.1 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly were less susceptible to declines in value should interest rates increase.

     The following table summarizes the contractual maturity of investments and their weighted average yields at June 30, 2002. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of other comprehensive income.

                                                                       JUNE 30, 2002
                             --------------------------------------------------------------------------------------------------
                                                     AFTER ONE          AFTER FIVE
                                                     YEAR BUT            YEARS BUT
                                  WITHIN              WITHIN              WITHIN               AFTER
                                 ONE YEAR           FIVE YEARS           TEN YEARS           TEN YEARS
                             -----------------   -----------------   -----------------   -----------------
                             AMORTIZED           AMORTIZED           AMORTIZED           AMORTIZED
                               COST      YIELD     COST      YIELD     COST      YIELD     COST      YIELD     TOTAL      YIELD
                             ---------   -----   ---------   -----   ---------   -----   ---------   -----   ----------   -----
                                                                   (DOLLARS IN THOUSANDS)
U.S. Government
  securities...............  $  4,607    5.80%   $ 81,693    5.17%   $ 14,330    5.25%   $     --      --%   $  100,630   5.21%
Mortgage-backed
  securities...............     2,556    5.37      24,421    6.18     255,581    5.30     570,066    5.77       852,624   5.64
Municipal securities.......     1,286    4.48       9,488    4.50       8,533    4.53      73,394    4.88        92,701   4.80
Federal Reserve Bank
  stock....................     4,348    6.00          --      --          --      --          --      --         4,348   6.00
Federal Home Loan Bank
  stock....................    15,123    3.00          --      --          --      --          --      --        15,123   3.00
Other securities...........    70,393    2.04       4,105    6.80       1,852    4.23         179    3.52        76,529   2.35
Federal funds sold.........    65,280    1.00          --      --          --      --          --      --        65,280   1.00
Securities purchased under
  resale agreements........    20,000    1.62          --      --          --      --          --      --        20,000   1.62
Interest-bearing
  deposits.................    10,124    1.41          --      --          --      --          --      --        10,124   1.41
                             --------    ----    --------    ----    --------    ----    --------    ----    ----------   ----
    Total investments......  $193,717    1.93%   $119,707    5.38%   $280,296    5.27%   $643,639    5.67%   $1,237,359   4.96%
                             ========    ====    ========    ====    ========    ====    ========    ====    ==========   ====

  OTHER ASSETS

     Other assets were $151.1 million at June 30, 2002, a decrease of $27.6 million from $178.7 million at December 31, 2001. This decrease is primarily attributable to decreases in factored receivables. Factored receivables result from providing operating funds to businesses by converting their accounts receivable to cash. Factored receivables were $25.8 million at June 30, 2002, a decrease of $29.4 million from $55.2 million at December 31, 2001. This decrease is due to the seasonal nature of some of the factoring company's customers.

  DEPOSITS

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, interest-bearing demand, money market and time accounts. The Company relies primarily on customer service, advertising and competitive pricing policies to attract and retain these deposits. As of June 30, 2002, the Company had less than four percent of its deposits classified as brokered funds. Deposits provide the primary source of funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average demand deposits to average total deposits for the periods ended June 30, 2002 and December 31, 2001, was 29% and 28%, respectively.

     The average daily balances and weighted average rates paid on deposits for the six months ended June 30, 2002 and the year ended December 31, 2001, are presented below:

                                                    JUNE 30, 2002     DECEMBER 31, 2001
                                                  -----------------   -----------------
                                                    AMOUNT     RATE     AMOUNT     RATE
                                                  ----------   ----   ----------   ----
                                                         (DOLLARS IN THOUSANDS)
Interest-bearing demand.........................  $   33,515   0.25%  $   62,510   0.50%
Regular savings.................................      92,112   1.00       81,799   1.58
Premium yield...................................     805,547   1.73      851,951   3.41
Money market savings............................     559,165   1.05      461,433   2.21
CD's less than $100,000.........................     287,427   3.88      302,885   5.25
CD's $100,000 and over..........................     560,487   2.71      522,601   4.82
IRA's, QRP's and other..........................      75,835   3.92       76,336   5.07
                                                  ----------   ----   ----------   ----
  Total interest-bearing deposits...............   2,414,088   2.08%   2,359,515   3.64%
                                                               ====                ====
Noninterest-bearing deposits....................     929,278             836,366
                                                  ----------          ----------
  Total deposits................................  $3,343,366          $3,195,881
                                                  ==========          ==========

     The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
                                                              (DOLLARS IN THOUSANDS)
3 months or less............................................  $429,361     $348,782
Between 3 months and 6 months...............................    83,040       81,457
Between 6 months and 1 year.................................    51,078       75,461
Over 1 year.................................................    68,583       48,420
                                                              --------     --------
  Total time deposits, $100,000 and over....................  $632,062     $554,120
                                                              ========     ========

  BORROWINGS

     Securities sold under repurchase agreements and other borrowings generally represent borrowings with maturities ranging from one to thirty days. Other borrowings consist of federal funds purchased, treasury, tax and loan deposits and other bank borrowings. Information relating to these borrowings is summarized as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
                                                              (DOLLARS IN THOUSANDS)
Securities sold under repurchase agreements:
  Average...................................................  $286,611     $270,656
  Period-end................................................   267,852      358,401
  Maximum month-end balance during period...................   323,815      358,401
Interest rate:
  Average...................................................      1.50%        3.17%
  Period-end................................................      1.52%        2.03%
Long-term borrowings:
  Average...................................................  $  7,307     $  7,565
  Period-end................................................     7,233        7,410
  Maximum month-end balance during period...................     7,381        7,717
Interest rate:
  Average...................................................      7.02%        7.00%
  Period-end................................................      6.94%        6.96%
Short-term borrowings
  Average...................................................  $313,757     $157,630
  Period-end................................................   256,383      222,168
  Maximum month-end balance during period...................   501,736      368,792
Interest rate:
  Average...................................................      1.86%        3.93%
  Period-end................................................      1.93%        2.12%

  LIQUIDITY AND CAPITAL RESOURCES

     Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets, and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year, and money market instruments. In addition, the Company holds securities maturing after one year, which can be sold to meet liquidity needs.

     The Company relies primarily on customer deposits, securities sold under agreement to repurchase and shareholders' equity to fund interest-earning assets. The Federal Home Loan Bank ("FHLB") is also a major source of liquidity for the Bank. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements.

     Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 71% of total interest-earning assets for the six months ended June 30, 2002 and 74% for the same period in 2001.

     Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Bank has access to the FHLB for borrowing purposes. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources or operations.

     The Company's risk-based capital ratios including Leverage Capital, Tier 1 Risk-Based Capital and the Total Risk-Based Capital Ratio were 9.03%, 10.70% and 11.64%, respectively, at June 30, 2002.

  CRITICAL ACCOUNTING POLICIES

     The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its condensed consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and increase or decreases in nonperforming and impaired loans. Changes in these factors may cause management's estimate of the allowance to increase or decrease and result in adjustments to the Company's provision for loan losses.

  OTHER MATTERS

     On June 29, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 amends APB Opinion No. 16, Business Combinations, to prohibit use of the pooling-of-interests (pooling) method of accounting for business combinations initiated after June 30, 2001 and require the use of purchase accounting.

     Goodwill generated from purchase business combinations consummated prior to the issuance of SFAS No. 142 was amortized on a straight-line basis over 20 years. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but instead are tested at least annually for impairment. The standard was adopted by the Company on January 1, 2002 and the impact of adoption was immaterial.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes since December 31, 2001. See the Company's Annual Report on Form 10-K, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Interest Rate Sensitivity and Liquidity."

-------------------------

     With respect to the unaudited financial information of Southwest Bancorporation of Texas, Inc. for the three and six month periods ended June 30, 2002 and 2001, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 16, 2002 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on April 17, 2002.

     (b) The following Class III directors were elected for a three-year term at the Annual Meeting: John W. Johnson, Walter E. Johnson, Wilhelmina
          E. Robertson, Lane Ward and Paul W. Hobby, Jr. The following Class I and II directors also continued in office after the Annual Meeting:
          John B. Brock, III, Ernest H. Cockrell, John H. Echols, J. David Heaney, Fred R. Lummis, Paul B. Murphy, Jr., Andres Palandjoglou, Adolph A. Pfeffer, Jr., Stanley D. Stearns, Jr. and Duncan W. Stewart. No votes were cast against any of the Directors. The votes cast for and withheld for each director were as follows:

         DIRECTOR                                                   FOR       WITHHELD
         --------                                                ----------   --------
         John W. Johnson.......................................  27,288,460   318,880
         Walter E. Johnson.....................................  27,280,510   326,830
         Wilhelmina E. Robertson...............................  27,289,792   317,548
         Lane Ward.............................................  27,282,262   325,078
         Paul W. Hobby, Jr. ...................................  27,289,794   317,546

     (c) At the Annual Meeting, the Company approved the Company's 1996 Stock Option Plan, as amended to increase the number of shares of Common Stock issuable thereunder from 3,000,000 shares to 4,500,000 shares. A total of 24,942,773 votes were cast in favor of the amendment and 2,615,156 votes against the amendment and there were 49,411 votes abstaining.

     (d) At the Annual Meeting, the Company also ratified the selection of PricewaterhouseCoopers LLP, as the Company's independent auditors for the year ending December 31, 2002. A total of 27,131,619 votes were cast in favor of such proposal with 471,643 votes cast against the proposal and 4,078 votes abstaining from voting on the proposal.

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

         *+10.1  1996 Stock Option Plan, Amended and Restated as of June 4,
                 2002.
         *+10.2  Change in Control Agreement between the Company and Paul B.
                 Murphy, Jr., Amended and Restated as of June 4, 2002.
          *15.1  Awareness Letter of PricewaterhouseCoopers LLP.

     (b)  Reports on Form 8-K:

          One report on Form 8-K was filed by the Company during the three months ended June 30, 2002:

          (i) A Current Report on Form 8-K dated April 15, 2002 was filed on April 17, 2002; Item 5 and Item 7(c).
---------------

* Filed herewith

+ Management contract

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----

            /s/ PAUL B. MURPHY, JR.               Director, President and Chief          August 7, 2002
------------------------------------------------    Executive Officer
              PAUL B. MURPHY, JR.                   (Principal Executive Officer)

              /s/ RANDALL E. MEYER                Executive Vice President,              August 7, 2002
------------------------------------------------    and Chief Financial Officer
                RANDALL E. MEYER                    (Principal Financial Officer)

             /s/ R. JOHN MCWHORTER                Senior Vice President and Controller   August 7, 2002
------------------------------------------------    (Principal Accounting Officer)
               R. JOHN MCWHORTER

                                 EXHIBIT INDEX

         EXHIBIT
           NO.                            DESCRIPTION
         -------                          -----------
             3.1  Articles of Incorporation of the Company, Restated as of May
                  1, 2001 (incorporated by reference to Exhibit 4.1 to the
                  Company's Form S-8 Registration Statement No. 333-60190).
             3.2  Bylaws of the Company, Restated as of December 31, 1996
                  (incorporated by reference to Exhibit 3.2 to the Company's
                  Form S-1 Registration Statement No. 333-16509).
          *+10.1  1996 Stock Option Plan, Amended and Restated as of June 4,
                  2002.
          *+10.2  Change in Control Agreement between the Company and Paul B.
                  Murphy, Jr., Amended and Restated as of June 4, 2002.
           *15.1  Awareness Letter of PricewaterhouseCoopers LLP.

---------------

* Filed herewith

+ Management contract