Form 10-Q
period 2002-09-30
SOUTHWEST BANCORP OF TEXAS INC
filed 2002-11-08
CIK 1027258

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

                                Yes [X]  No [ ]

                            ------------------------

     There were 33,850,027 shares of the Registrant's Common Stock outstanding as of the close of business on November 1, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
  Report of Independent Accountants.........................    2
  Condensed Consolidated Balance Sheet as of September 30,
     2002 and December 31, 2001
     (unaudited)............................................    3
  Condensed Consolidated Statement of Income for the Three
     and Nine Months Ended September 30, 2002 and 2001
     (unaudited)............................................    4
  Condensed Consolidated Statement of Changes in
     Shareholders' Equity for the Nine Months Ended
     September 30, 2002 (unaudited).........................    5
  Condensed Consolidated Statement of Cash Flows for the
     Nine Months Ended September 30, 2002 and 2001
     (unaudited)............................................    6
  Notes to Condensed Consolidated Financial Statements
     (unaudited)............................................    7
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................   10
Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk........................................   29
Item 4.  Controls and Procedures............................   29
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings..................................   30
Item 2.  Changes in Securities and Use of Proceeds..........   30
Item 3.  Defaults upon Senior Securities....................   30
Item 4.  Submission of Matters to a Vote of Security
         Holders............................................   30
Item 5.  Other Information..................................   30
Item 6.  Exhibits and Reports on Form 8-K...................   30
Signatures..................................................   31

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Southwest Bancorporation of Texas, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and subsidiaries (the "Company") as of September 30, 2002, the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2002 and 2001, the condensed consolidated statement of changes in shareholders' equity for the nine-month period ended September 30, 2002 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
October 29, 2002

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2002            2001
                                                              --------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE AMOUNTS)
                                           ASSETS
Cash and due from banks.....................................    $  197,489      $  272,823
Federal funds sold and other cash equivalents...............       150,124          72,633
                                                                ----------      ----------
  Total cash and cash equivalents...........................       347,613         345,456
Securities -- available for sale............................     1,254,849       1,068,315
Loans held for sale.........................................        81,874          87,024
Loans held for investment...................................     2,928,547       2,672,458
Allowance for loan losses...................................       (34,597)        (31,390)
Premises and equipment, net.................................        89,197          59,924
Accrued interest receivable.................................        20,183          20,706
Other assets................................................       150,791         178,663
                                                                ----------      ----------
  Total assets..............................................    $4,838,457      $4,401,156
                                                                ==========      ==========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand -- noninterest-bearing.............................    $1,115,405      $  987,752
  Demand -- interest-bearing................................        35,000          38,373
  Money market accounts.....................................     1,425,781       1,403,796
  Savings...................................................        95,279          86,237
  Time, $100 and over.......................................       530,311         554,120
  Other time................................................       373,563         358,355
                                                                ----------      ----------
     Total deposits.........................................     3,575,339       3,428,633
Securities sold under repurchase agreements.................       235,525         358,401
Other borrowings............................................       568,769         229,578
Accrued interest payable....................................         1,806           2,562
Other liabilities...........................................        20,949          18,840
                                                                ----------      ----------
     Total liabilities......................................     4,402,388       4,038,014
                                                                ----------      ----------
Minority interest in consolidated subsidiary................         1,503           1,408
                                                                ----------      ----------
Commitments and contingencies
Shareholders' equity:
  Common stock -- $1 par value, 150,000,000 shares
     authorized; 33,833,908 issued and outstanding at
     September 30, 2002 and 32,924,098 issued and
     outstanding at December 31, 2001.......................        33,834          32,924
  Additional paid-in capital................................        87,026          73,388
  Retained earnings.........................................       294,841         251,552
  Accumulated other comprehensive income....................        18,865           3,870
                                                                ----------      ----------
     Total shareholders' equity.............................       434,566         361,734
                                                                ----------      ----------
     Total liabilities and shareholders' equity.............    $4,838,457      $4,401,156
                                                                ==========      ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                       -----------------------   -----------------------
                                                          2002         2001         2002         2001
                                                       ----------   ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income:
  Loans..............................................    $45,774      $50,938     $133,923     $158,747
  Securities.........................................     15,266       13,256       44,274       39,690
  Federal funds sold and other.......................        191          366          568        2,246
                                                         -------      -------     --------     --------
     Total interest income...........................     61,231       64,560      178,765      200,683
                                                         -------      -------     --------     --------
Interest expense:
  Deposits...........................................     12,819       20,688       37,686       69,963
  Other borrowings...................................      2,671        3,098        7,971       12,677
                                                         -------      -------     --------     --------
     Total interest expense..........................     15,490       23,786       45,657       82,640
                                                         -------      -------     --------     --------
     Net interest income.............................     45,741       40,774      133,108      118,043
Provision for loan losses............................      3,000        2,000        8,750        5,500
                                                         -------      -------     --------     --------
     Net interest income after provision for loan
       losses........................................     42,741       38,774      124,358      112,543
                                                         -------      -------     --------     --------
Noninterest income:
  Service charges on deposit accounts................      9,198        7,784       27,357       19,564
  Investment services................................      2,371        2,046        7,183        5,441
  Other fee income...................................        126        2,992        6,094        8,870
  Other operating income.............................      1,673        1,676        5,016        6,296
  Gain on sale of loans, net.........................      1,472          432        3,058        2,228
  Gain on sale of securities, net....................      1,680            8        1,682           33
                                                         -------      -------     --------     --------
     Total noninterest income........................     16,520       14,938       50,390       42,432
                                                         -------      -------     --------     --------
Noninterest expenses:
  Salaries and employee benefits.....................     22,325       19,466       64,785       57,749
  Occupancy expense..................................      5,840        5,624       16,956       15,694
  Other operating expenses...........................      9,949        8,528       29,799       24,498
  Minority interest..................................         30          (38)          79            9
                                                         -------      -------     --------     --------
     Total noninterest expenses......................     38,144       33,580      111,619       97,950
                                                         -------      -------     --------     --------
     Income before income taxes......................     21,117       20,132       63,129       57,025
Provision for income taxes...........................      6,555        6,460       19,840       18,294
                                                         -------      -------     --------     --------
     Net income......................................    $14,562      $13,672     $ 43,289     $ 38,731
                                                         =======      =======     ========     ========
Earnings per common share:
     Basic...........................................    $  0.43      $  0.42     $   1.30     $   1.18
                                                         =======      =======     ========     ========
     Diluted.........................................    $  0.42      $  0.40     $   1.26     $   1.14
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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                        ACCUMULATED
                                            COMMON STOCK       ADDITIONAL                  OTHER           TOTAL
                                        --------------------    PAID-IN     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                          SHARES     DOLLARS    CAPITAL     EARNINGS      INCOME          EQUITY
                                        ----------   -------   ----------   --------   -------------   -------------
                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 2001............  32,924,098   $32,924    $73,388     $251,552      $ 3,870        $361,734
  Exercise of stock options...........     747,546       748     13,251                                    13,999
  Issuance of restricted common stock,
     net..............................     162,264       162       (162)                                       --
  Deferred compensation
     amortization.....................                              549                                       549
  Comprehensive income:
     Net income for the nine months
       ended September 30, 2002.......                                        43,289                       43,289
     Net change in unrealized
       appreciation on securities
       available for sale, net of
       deferred taxes of $8,278 and
       reclassification of net gains
       included in net income of
       $955...........................                                                     14,995          14,995
                                                                                                         --------
     Total comprehensive income.......                                                                     58,284
                                        ----------   -------    -------     --------      -------        --------
BALANCE, SEPTEMBER 30, 2002...........  33,833,908   $33,834    $87,026     $294,841      $18,865        $434,566
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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  43,289    $  38,731
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses...............................      8,750        5,500
    Depreciation............................................      6,715        5,797
    Provision for capitalized mortgage servicing rights in
     excess of fair value...................................      2,700           --
    Realized gain on securities available for sale, net.....     (1,682)         (33)
    Amortization and accretion of securities' premiums and
     discounts, net.........................................      3,080           (4)
    Amortization of mortgage servicing rights...............      2,833        2,057
    Amortization of computer software.......................      2,632        1,895
    Other amortization......................................        549          338
    Minority interest in net income of consolidated
     subsidiary.............................................         79            9
    Gain on sale of loans, net..............................     (3,058)      (2,228)
    Origination of loans held for sale and mortgage
     servicing rights.......................................   (126,979)    (102,159)
    Proceeds from sales of loans............................    133,623       99,840
    Income tax benefit from exercise of stock options.......      6,424        1,842
    Decrease in accrued interest receivable, prepaid
     expenses and other assets..............................     17,463        9,442
    Increase (decrease) in accrued interest payable and
     other liabilities......................................      1,353       (4,382)
    Other, net..............................................        247         (254)
                                                              ---------    ---------
         Net cash provided by operating activities..........     98,018       56,391
                                                              ---------    ---------
Cash flows from investing activities:
  Proceeds from maturity and call of securities available
    for sale................................................     21,770      113,757
  Principal paydowns of mortgage-backed securities available
    for sale................................................    288,429      113,662
  Proceeds from sale of securities available for sale.......     35,904       51,989
  Purchase of securities available for sale.................   (498,423)    (368,217)
  Purchase of Federal Reserve Bank stock....................       (242)        (845)
  Proceeds from redemption of Federal Home Loan Bank
    stock...................................................      5,699       10,126
  Purchase of Federal Home Loan Bank stock..................    (17,422)          --
  Net increase in loans held for investment.................   (262,613)    (214,203)
  Purchase of Bank-owned life insurance policies............         --      (50,000)
  Purchase of premises and equipment........................    (39,677)     (13,200)
  Proceeds from sale of premises and equipment..............        826        1,006
  Purchase of mortgage servicing rights.....................       (708)        (312)
                                                              ---------    ---------
         Net cash used in investing activities..............   (466,457)    (356,237)
                                                              ---------    ---------
Cash flows from financing activities:
  Net increase (decrease) in noninterest-bearing demand
    deposits................................................    127,653      (26,797)
  Net increase (decrease) in time deposits..................     (8,601)      38,980
  Net increase in other interest-bearing deposits...........     27,654      221,076
  Net increase (decrease) in securities sold under
    repurchase agreements...................................   (122,876)      61,718
  Net increase (decrease) in other short-term borrowings....    239,459     (178,732)
  Proceeds from long-term borrowings........................    100,000           --
  Payments on long-term borrowings..........................       (268)        (247)
  Net proceeds from exercise of stock options...............      7,575        1,771
                                                              ---------    ---------
         Net cash provided by financing activities..........    370,596      117,769
                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents........      2,157     (182,077)
Cash and cash equivalents at beginning of period............    345,456      411,306
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 347,613    $ 229,229
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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the "Company") and its direct and indirect wholly-owned subsidiaries, Southwest Holding Delaware, Inc. (the "Delaware Company"), Southwest Bank of Texas National Association (the "Bank"), Mitchell Mortgage Company, LLC ("Mitchell"), Fairview, Inc., SWBT Securities, Inc. and SWBT Insurance Agency, Inc. The consolidated financial statements also include the accounts of First National Bank of Bay City, a 58% owned subsidiary of the Delaware Company. All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at September 30, 2002 and December 31, 2001, consolidated net income for the three and nine months ended September 30, 2002 and 2001, consolidated cash flows for the nine months ended September 30, 2002 and 2001 and the consolidated changes in shareholders' equity for the nine months ended September 30, 2002. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

     On October 24, 2002, the Financial Accounting Standards Board approved SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 amends previously issued guidance regarding the accounting and reporting for the acquisition of all or part of a financial institution. The statement also provides guidance on the accounting for the impairment or disposal of core deposits and is effective for acquisitions after October 1, 2002.

  Reclassifications

     Certain previously reported amounts have been reclassified to conform to the 2002 financial statement presentation. These reclassifications had no effect on net income or shareholders' equity.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

2. COMPREHENSIVE INCOME

     Comprehensive income consists of the following:

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                    ------------------    ------------------
                                                     2002       2001       2002       2001
                                                    -------    -------    -------    -------
Net income......................................    $14,562    $13,672    $43,289    $38,731
Net change in unrealized appreciation on
  securities available for sale, net of tax.....      6,334      9,501     15,950     15,369
Less: reclassification adjustment for gains
  included in net income........................       (955)        (5)      (955)       (21)
                                                    -------    -------    -------    -------
Total comprehensive income......................    $19,941    $23,168    $58,284    $54,079
                                                    =======    =======    =======    =======

3. MORTGAGE SERVICING RIGHTS

     The Company originates, sells and services single family residential mortgages and commercial mortgages through its ownership of Mitchell. Through Mitchell, the Company also originates and services residential and commercial construction loans. The Company periodically evaluates the carrying value of the mortgage servicing rights in relation to the present value of the estimated future net servicing revenue based on management's best estimate of remaining loan lives. Any excess carrying value is recorded as a valuation allowance with the provision recorded as a component of other fee income in the accompanying statement of income.

     The following table summarizes the changes in capitalized mortgage servicing rights for the periods indicated:

                                                         NINE MONTHS ENDED     YEAR ENDED
                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                2002              2001
                                                         ------------------   ------------
Balance, beginning of period...........................       $12,008           $12,334
  Originations.........................................         1,564             2,247
  Purchases............................................           708               557
  Scheduled amortization...............................          (985)           (1,087)
  Payoff amortization..................................        (1,848)           (2,043)
                                                              -------           -------
Balance before valuation allowance.....................        11,447            12,008
  Less: valuation allowance............................         2,700                --
                                                              -------           -------
Balance, end of period.................................       $ 8,747           $12,008
                                                              =======           =======

     The managed servicing portfolio totaled $1.13 billion at September 30, 2002 and $1.28 billion at December 31, 2001. Capitalized mortgage servicing rights represent 78 basis points and 94 basis points of the portfolio serviced at September 30, 2002 and December 31, 2001, respectively.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

4. EARNINGS PER COMMON SHARE

     Earnings per common share is computed as follows:

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   2002       2001      2002      2001
                                                 --------   --------   -------   -------
Net income.....................................  $14,562    $13,672    $43,289   $38,731
                                                 =======    =======    =======   =======
Divided by average common shares and common
  share equivalents:
  Average common shares........................   33,741     32,886     33,350    32,833
  Average common shares issuable under the
     stock option plan.........................      985      1,197      1,058     1,269
                                                 -------    -------    -------   -------
  Total average common shares and common share
     equivalents...............................   34,726     34,083     34,408    34,102
                                                 =======    =======    =======   =======
Basic earnings per common share................  $  0.43    $  0.42    $  1.30   $  1.18
                                                 =======    =======    =======   =======
Diluted earnings per common share..............  $  0.42    $  0.40    $  1.26   $  1.14
                                                 =======    =======    =======   =======

     Stock options outstanding of 94 and 97 for the three months ended September 30, 2002 and 2001, respectively, and 96 and 88 for the nine months ended September 30, 2002 and 2001, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of the Company's common stock.

5. SEGMENT INFORMATION

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

     Summarized financial information by operating segment for the three and nine months ended September 30, 2002 and 2001 follows:

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                         ---------------------------------------------------------------------------------------------------
                                               2002                                               2001
                         ------------------------------------------------   ------------------------------------------------
                          BANK     MORTGAGE   ELIMINATIONS   CONSOLIDATED    BANK     MORTGAGE   ELIMINATIONS   CONSOLIDATED
                         -------   --------   ------------   ------------   -------   --------   ------------   ------------
Interest income........  $58,909    $3,816      $(1,494)       $61,231      $62,074    $4,671      $(2,185)       $64,560
Interest expense.......   15,490     1,494       (1,494)        15,490       23,786     2,185       (2,185)        23,786
                         -------    ------      -------        -------      -------    ------      -------        -------
Net interest income....   43,419     2,322           --         45,741       38,288     2,486           --         40,774
Provision for loan
  losses...............    2,918        82           --          3,000        1,917        83           --          2,000
Noninterest income.....   17,157      (637)          --         16,520       13,441     1,497           --         14,938
Noninterest expense....   35,870     2,274           --         38,144       31,426     2,154           --         33,580
                         -------    ------      -------        -------      -------    ------      -------        -------
Income before income
  taxes................  $21,788    $ (671)     $    --        $21,117      $18,386    $1,746      $    --        $20,132
                         =======    ======      =======        =======      =======    ======      =======        =======

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                       ---------------------------------------------------------------------------------------------------------
                                              2002                                                  2001
                       ---------------------------------------------------   ---------------------------------------------------
                          BANK      MORTGAGE   ELIMINATIONS   CONSOLIDATED      BANK      MORTGAGE   ELIMINATIONS   CONSOLIDATED
                       ----------   --------   ------------   ------------   ----------   --------   ------------   ------------
Interest income......  $  171,543   $ 11,917    $  (4,695)     $  178,765    $  193,783   $ 15,075    $  (8,175)     $  200,683
Interest expense.....      45,657      4,695       (4,695)         45,657        82,640      8,175       (8,175)         82,640
                       ----------   --------    ---------      ----------    ----------   --------    ---------      ----------
Net interest
  income.............     125,886      7,222           --         133,108       111,143      6,900           --         118,043
Provision for loan
  losses.............       8,504        246           --           8,750         5,260        240           --           5,500
Noninterest income...      48,055      2,335           --          50,390        37,083      5,349           --          42,432
Noninterest
  expense............     104,719      6,900           --         111,619        91,628      6,322           --          97,950
                       ----------   --------    ---------      ----------    ----------   --------    ---------      ----------
Income before income
  taxes..............  $   60,718   $  2,411    $      --      $   63,129    $   51,338   $  5,687    $      --      $   57,025
                       ==========   ========    =========      ==========    ==========   ========    =========      ==========
Total assets.........  $4,815,045   $257,666    $(234,254)     $4,838,457    $4,092,042   $271,648    $(253,779)     $4,109,911
                       ==========   ========    =========      ==========    ==========   ========    =========      ==========

     Intersegment interest was paid to the Bank by the mortgage company in the amount of $1,494 and $2,185 for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, intersegment interest was $4,695 and $8,175, respectively.

     Advances from the Bank to the mortgage company of $234,254 and $253,779 were eliminated in consolidation at September 30, 2002 and 2001, respectively.

6. SUBSEQUENT EVENT

     On November 1, 2002, the Company completed the sale of its interest in First National Bank of Bay City, a 58% owned subsidiary of the Delaware Company, in a cash transaction valued at $2.9 million. The Company will record a pretax gain of approximately $1.1 million from the proceeds of the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: (a) the effects of future economic conditions on the Company and its customers; (b) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (c) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (d) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, together with such competitors offering banking products and services by mail, telephone, computer and the internet; and (e) the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

OVERVIEW

     Total assets at September 30, 2002 and December 31, 2001 were $4.84 billion and $4.40 billion, respectively. Gross loans were $3.01 billion at September 30, 2002, an increase of $250.9 million, or 9%, from $2.76 billion at December 31, 2001. Shareholders' equity was $434.6 million and $361.7 million at September 30, 2002 and December 31, 2001, respectively.

     For the nine months ended September 30, 2002, net income was $43.3 million ($1.26 per diluted share) compared to $38.7 million ($1.14 per diluted share) for the same period in 2001, an increase of 12%. For the three months ended September 30, 2002, net income was $14.6 million ($0.42 per diluted share) compared to $13.7 million ($0.40 per diluted share) for the same period in 2001, an increase of 7%. Return on average assets and return on average shareholders' equity for the three months ended September 30, 2002 was 1.25% and 13.59%, respectively, as compared to 1.34% and 15.96% for the three months ended September 30, 2001. For the nine months ended September 30, 2002, return on average assets and return on average shareholders' equity was 1.30% and 14.62%, respectively, as compared to 1.32% and 16.00% for the nine months ended September 30, 2001. Return on average assets is calculated by dividing annualized net income by the daily average of total assets. Return on average shareholders' equity is calculated by dividing annualized net income by the daily average of common shareholders' equity.

RESULTS OF OPERATIONS

  INTEREST INCOME

     Interest income for the three months ended September 30, 2002 was $61.2 million, a decrease of $3.3 million, or 5%, from the three months ended September 30, 2001. This decrease in interest income is due to a decrease in the average yield on interest-earning assets to 5.83% for the three months ended September 30, 2002, a decrease of 118 basis points when compared to the same period in 2001. This decrease is partially offset by a $514.6 million increase in average interest-earning assets to $4.17 billion for the three months ended September 30, 2002, a 14% increase from the same period last year. For the nine months ended

September 30, 2002, interest income was $178.8 million, a $21.9 million, or 11%, decrease from the same period a year ago. This decrease in interest income is due to a decrease in the average yield on interest-earning assets to 5.95% for the nine months ended September 30, 2002, a decrease of 165 basis points when compared to the same period in 2001. This decrease is partially offset by a $483.6 million increase in average interest-earning assets to $4.01 billion for the nine months ended September 30, 2002, a 14% increase from the same period last year.

     Interest income on loans decreased $5.2 million to $45.8 million for the three months ended September 30, 2002. This decrease was due to a 135 basis point decrease in the average yield on loans to 6.20% for the three months ended September 30, 2002, compared to 7.55% for the same period last year. This decrease is partially offset by a $251.5 million increase in average loans outstanding to $2.93 billion for the three months ended September 30, 2002, a 9% increase from the same period a year ago.

     For the nine months ended September 30, 2002, interest income on loans decreased 16% to $133.9 million, down from $158.7 million for the same period last year. This decrease was due to a 187 basis point decrease in the average yield on loans to 6.29% for the nine months ended September 30, 2002, compared to 8.16% for the same period last year. This decrease is partially offset by a $246.8 million increase in average loans outstanding to $2.85 billion for the nine months ended September 30, 2002, a 9% increase from the same period a year ago.

     Interest income on securities increased $2.0 million to $15.3 million for the three months ended September 30, 2002. This increase was due to a $267.8 million increase in average securities outstanding to $1.19 billion for the three months ended September 30, 2002, a 29% increase from the same period a year ago. This increase is partially offset by a 61 basis point decrease in the average yield on securities to 5.08% for the three months ended September 30, 2002, compared to 5.69% for the same period last year.

     Interest income on securities increased $4.6 million to $44.3 million for the nine months ended September 30, 2002. This increase was due to a $256.1 million increase in average securities outstanding to $1.12 billion for the nine months ended September 30, 2002, a 30% increase from the same period a year ago. This increase is partially offset by an 86 basis point decrease in the average yield on securities to 5.29% for the nine months ended September 30, 2002, compared to 6.15% for the same period last year.

  INTEREST EXPENSE

     Interest expense on deposits and other borrowings for the three months ended September 30, 2002 was $15.5 million, a decrease of $8.3 million, or 35%, from the three months ended September 30, 2001. This decrease in interest expense was attributable to a decrease in the average rate on interest-bearing liabilities to 1.96% for the period, a decrease of 138 basis points when compared to the same period in 2001. This decrease is partially offset by a $310.3 million increase in average interest-bearing liabilities to $3.14 billion for the three months ended September 30, 2002, an increase of 11% from the same period last year.

     Interest expense on deposits and other borrowings for the nine months ended September 30, 2002 was $45.7 million, a decrease of $37.0 million, or 45%, from the nine months ended September 30, 2001. This decrease in interest expense was attributable to a decrease in the average rate on interest-bearing liabilities to 1.99% for the period, a decrease of 202 basis points when compared to the same period in 2001. This decrease is partially offset by a $307.7 million increase in average interest-bearing liabilities to $3.06 billion for the nine months ended September 30, 2002, an increase of 12% from the same period last year.

  NET INTEREST INCOME

     Net interest income for the three months ended September 30, 2002 was $45.7 million compared to $40.8 million in 2001, an increase of $5.0 million, or 12%. Growth in average interest-earning assets, primarily loans and securities, was $514.6 million, or 14%, while yields decreased 118 basis points to 5.83%. Yields decreased throughout 2001 as the Bank's prime lending rate decreased. The impact of the growth in average interest-earning assets was partially offset by a $310.3 million, or 11%, increase in average interest-bearing liabilities, offset by a decrease in the rate paid on interest-bearing liabilities of 138 basis points to 1.96% in 2002.

     For the nine months ended September 30, 2002, net interest income was $133.1 million compared to $118.0 million in 2001, an increase of $15.1 million, or 13%. Growth in average interest-earning assets, primarily loans and securities, was $483.6 million, or 14%, while yields decreased 165 basis points to 5.95%. The impact of the growth in average interest-earning assets was partially offset by a $307.7 million, or 11%, increase in average interest-bearing liabilities, offset by a decrease in the rate paid on interest-bearing liabilities of 202 basis points to 1.99% in 2002.

     For the three months ended September 30, 2002, the net interest margin, defined as annualized net interest income divided by average interest-earning assets, decreased to 4.36% compared to 4.43% for the three months ended September 30, 2001. This decrease resulted from a decrease in the yield on interest-earning assets of 118 basis points, from 7.01% for the three months ended September 30, 2001 to 5.83% for the three months ended September 30, 2002. This decrease in the yield on interest-earning assets was partially offset by a decrease in the cost of funds of 138 basis points from 3.34% for the three months ended September 30, 2001 to 1.96% for the three months ended September 30, 2002. For the nine months ended September 30, 2002, the net interest margin declined to 4.43% compared to 4.47% for the nine months ended September 30, 2001. This decrease resulted from a decrease in the yield on interest-earning assets of 165 basis points from 7.60% for the nine months ended September 30, 2001 to 5.95% for the nine months ended September 30, 2002. This decrease in the yield on interest-earning assets was partially offset by a decrease in the cost of funds of 202 basis points, from 4.01% for the nine months ended September 30, 2001 to 1.99% for the nine months ended September 30, 2002.

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

                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------------------------------------------
                                                 2002                               2001
                                   --------------------------------   --------------------------------
                                     AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                   OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                     BALANCE       PAID      RATE       BALANCE       PAID      RATE
                                   -----------   --------   -------   -----------   --------   -------
                                                         (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans..........................  $2,928,311    $45,774     6.20%    $2,676,845    $50,938     7.55%
  Securities.....................   1,192,252     15,266     5.08        924,501     13,256     5.69
  Federal funds sold and other...      46,249        191     1.64         50,826        366     2.86
                                   ----------    -------     ----     ----------    -------     ----
          Total interest-earning
            assets...............   4,166,812     61,231     5.83%     3,652,172     64,560     7.01%
                                                 -------     ----                   -------     ----
Less allowance for loan losses...     (34,474)                           (31,431)
                                   ----------                         ----------
                                    4,132,338                          3,620,741
Noninterest-earning assets.......     474,758                            417,962
                                   ----------                         ----------
          Total assets...........  $4,607,096                         $4,038,703
                                   ==========                         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Money market and savings
     deposits....................  $1,561,247      5,325     1.35%    $1,509,293      9,747     2.56%
  Certificates of deposit........     964,091      7,494     3.08        918,749     10,941     4.72
  Repurchase agreements and
     borrowed funds..............     613,791      2,671     1.73        400,818      3,098     3.07
                                   ----------    -------     ----     ----------    -------     ----
          Total interest-bearing
            liabilities..........   3,139,129     15,490     1.96%     2,828,860     23,786     3.34%
                                   ----------    -------     ----     ----------    -------     ----
Noninterest-bearing liabilities:
  Noninterest-bearing demand
     deposits....................   1,016,011                            841,680
  Other liabilities..............      26,738                             28,219
                                   ----------                         ----------
          Total liabilities......   4,181,878                          3,698,759
                                   ----------                         ----------
Shareholders' equity.............     425,218                            339,944
                                   ----------                         ----------
          Total liabilities and
            shareholders'
            equity...............  $4,607,096                         $4,038,703
                                   ==========                         ==========
Net interest income..............                $45,741                            $40,774
                                                 =======                            =======
Net interest spread..............                            3.87%                              3.67%
                                                             ====                               ====
Net interest margin..............                            4.36%                              4.43%
                                                             ====                               ====

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                 -------------------------------------------------------------------
                                               2002                               2001
                                 --------------------------------   --------------------------------
                                   AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                 OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                   BALANCE       PAID      RATE       BALANCE       PAID      RATE
                                 -----------   --------   -------   -----------   --------   -------
                                                       (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans........................  $2,848,400    $133,923    6.29%    $2,601,558    $158,747    8.16%
  Securities...................   1,119,122      44,274    5.29        863,043      39,690    6.15
  Federal funds sold and
     other.....................      46,514         568    1.63         65,841       2,246    4.56
                                 ----------    --------    ----     ----------    --------    ----
     Total interest-earning
       assets..................   4,014,036     178,765    5.95%     3,530,442     200,683    7.60%
                                               --------    ----                   --------    ----
Less allowance for loan
  losses.......................     (33,380)                           (30,126)
                                 ----------                         ----------
                                  3,980,656                          3,500,316
Noninterest-earning assets.....     460,912                            422,025
                                 ----------                         ----------
     Total assets..............  $4,441,568                         $3,922,341
                                 ==========                         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Money market and savings
     deposits..................  $1,514,235      15,650    1.38%    $1,436,632      34,182    3.18%
  Certificates of deposit......     937,344      22,036    3.14        893,292      35,781    5.36
  Repurchase agreements and
     borrowed funds............     609,736       7,971    1.75        423,690      12,677    4.00
                                 ----------    --------    ----     ----------    --------    ----
     Total interest-bearing
       liabilities.............   3,061,315      45,657    1.99%     2,753,614      82,640    4.01%
                                 ----------    --------    ----     ----------    --------    ----
Noninterest-bearing
  liabilities:
  Noninterest-bearing demand
     deposits..................     958,507                            812,275
  Other liabilities............      25,761                             32,784
                                 ----------                         ----------
     Total liabilities.........   4,045,583                          3,598,673
                                 ----------                         ----------
Shareholders' equity...........     395,985                            323,668
                                 ----------                         ----------
     Total liabilities and
       shareholders' equity....  $4,441,568                         $3,922,341
                                 ==========                         ==========
Net interest income............                $133,108                           $118,043
                                               ========                           ========
Net interest spread............                            3.96%                              3.59%
                                                           ====                               ====
Net interest margin............                            4.43%                              4.47%
                                                           ====                               ====

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

                                    THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                    ---------------------------------   --------------------------------
                                              2002 VS. 2001                      2002 VS. 2001
                                    ---------------------------------   --------------------------------
                                           INCREASE (DECREASE)                INCREASE (DECREASE)
                                                 DUE TO                              DUE TO
                                    ---------------------------------   --------------------------------
                                     VOLUME       RATE        TOTAL      VOLUME      RATE        TOTAL
                                    --------   ----------   ---------   --------   ---------   ---------
                                                           (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans.............................   $4,785     $ (9,949)    $(5,164)   $15,062    $(39,886)   $(24,824)
Securities........................    3,839       (1,829)      2,010     11,777      (7,193)      4,584
Federal funds sold and other......      (33)        (142)       (175)      (659)     (1,019)     (1,678)
                                     ------     --------     -------    -------    --------    --------
  Total increase (decrease) in
     interest income..............    8,591      (11,920)     (3,329)    26,180     (48,098)    (21,918)
                                     ------     --------     -------    -------    --------    --------
INTEREST-BEARING LIABILITIES:
Money market and savings
  deposits........................      336       (4,758)     (4,422)     1,846     (20,378)    (18,532)
Certificates of deposit...........      540       (3,987)     (3,447)     1,765     (15,510)    (13,745)
Repurchase agreements and borrowed
  funds...........................    1,646       (2,073)       (427)     5,567     (10,273)     (4,706)
                                     ------     --------     -------    -------    --------    --------
  Total increase (decrease) in
     interest expense.............    2,522      (10,818)     (8,296)     9,178     (46,161)    (36,983)
                                     ------     --------     -------    -------    --------    --------
Increase (decrease) in net
  interest income.................   $6,069     $ (1,102)    $ 4,967    $17,002    $ (1,937)   $ 15,065
                                     ======     ========     =======    =======    ========    ========

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

     For the quarter ended September 30, 2002, the methodology used to determine the provision for loan losses was unchanged from the prior period. The composition of the Company's loan portfolio remained relatively unchanged from December 31, 2001 and there was no material change in the lending programs or terms during the quarter.

     The provision for loan losses was $3.0 million for the three months ended September 30, 2002, as compared to $2.0 million for the three months ended September 30, 2001. The provision for loan losses was $8.8 million for the nine months ended September 30, 2002, as compared to $5.5 million for the nine months ended September 30, 2001. The increase in the provision for loan losses corresponds to the increase in average loans outstanding and net charge-offs for the nine months ended September 30, 2002 when compared to the same period last year.

     Net charge-offs were $1.4 million for the three months ended September 30, 2002 and 2001. Of the $1.4 million in net charge-offs for the current period, $1.0 million is related to one commercial credit. Net charge-offs to average loans was 0.20% for the three months ended September 30, 2002, as compared to 0.22% for the three months ended September 30, 2001. For the nine months ended September 30, 2002, net charge-offs were $5.5 million, as compared to $2.5 million for the same period last year. Net charge-offs to average loans was 0.27% for the nine months ended September 30, 2002, as compared to 0.13% for the nine months ended September 30, 2001.

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

  NONINTEREST INCOME

     Noninterest income for the three months ended September 30, 2002 was $16.5 million, an increase of $1.6 million, or 11%, from $14.9 million during the comparable period in 2001. Noninterest income for the nine months ended September 30, 2002 was $50.4 million, an increase of $8.0 million, or 19%, from $42.4 million during the comparable period in 2001. The following table shows the breakout of noninterest income between the bank and the mortgage company for the periods indicated.

                                     THREE MONTHS ENDED SEPTEMBER 30,
                       -------------------------------------------------------------
                                   2002                            2001
                       -----------------------------   -----------------------------
                        BANK     MORTGAGE   COMBINED    BANK     MORTGAGE   COMBINED
                       -------   --------   --------   -------   --------   --------
Service charges on
 deposit accounts....  $ 9,198   $    --    $ 9,198    $ 7,784    $   --    $ 7,784
Investment
 services............    2,371        --      2,371      2,046        --      2,046
Factoring fee
 income..............    1,133        --      1,133      1,082        --      1,082
Loan fee income......      507       682      1,189        330       688      1,018
Bank-owned life
 insurance income....    1,233        --      1,233      1,198        --      1,198
Letters of credit fee
 income..............      386        --        386        330        --        330
Mortgage servicing
 fees, net of
 amortization and
 impairment..........       12    (2,961)    (2,949)        --       242        242
Gain on sale of
 loans, net..........        5     1,467      1,472         --       432        432
Gain on sale of
 securities, net.....    1,680        --      1,680          8        --          8
Other income.........      632       175        807        663       135        798
                       -------   -------    -------    -------    ------    -------
 Total noninterest
   income............  $17,157   $  (637)   $16,520    $13,441    $1,497    $14,938
                       =======   =======    =======    =======    ======    =======

                                      NINE MONTHS ENDED SEPTEMBER 30,
                       -------------------------------------------------------------
                                   2002                            2001
                       -----------------------------   -----------------------------
                        BANK     MORTGAGE   COMBINED    BANK     MORTGAGE   COMBINED
                       -------   --------   --------   -------   --------   --------
Service charges on
 deposit accounts....  $27,357   $    --    $27,357    $19,564    $   --    $19,564
Investment
 services............    7,183        --      7,183      5,441        --      5,441
Factoring fee
 income..............    3,440        --      3,440      3,428        --      3,428
Loan fee income......    1,154     2,084      3,238        840     1,937      2,777
Bank-owned life
 insurance income....    3,628        --      3,628      3,288        --      3,288
Letters of credit fee
 income..............    1,089        --      1,089        958        --        958
Mortgage servicing
 fees, net of
 amortization and
 impairment..........       84    (2,839)    (2,755)        --       768        768
Gain on sale of
 loans, net..........      472     2,586      3,058         --     2,228      2,228
Gain on sale of
 securities, net.....    1,682        --      1,682         33        --         33
Other income.........    1,966       504      2,470      3,531       416      3,947
                       -------   -------    -------    -------    ------    -------
 Total noninterest
   income............  $48,055   $ 2,335    $50,390    $37,083    $5,349    $42,432
                       =======   =======    =======    =======    ======    =======

     Banking Segment. The largest component of noninterest income is service charges on deposit accounts, which were $9.2 million for the three months ended September 30, 2002, an increase of $1.4 million, or 18%, from $7.8 million for the same period last year. Service charges on deposit accounts were $27.4 million for the nine months ended September 30, 2002, an increase of $7.8 million, or 40%, from $19.6 million for the same period last year. Several factors contributed to this growth. First, the Bank's treasury management group continues to grow, with service charges from commercial analysis up $927,000, or 26%, for the three months ended September 30, 2002 when compared to the same period last year. For the nine months ended September 30, 2002, such charges were $13.9 million, an increase of $3.9 million, or 39%, from $10.0 million for the nine months ended September 30, 2001. This success at winning new business results from the Company's ability to design custom cost-effective cash management solutions for middle market and large corporate customers. Second, net NSF charges on deposit accounts were $3.9 million for the three months ended September 30, 2002, an increase of $209,000, or 6%, from $3.7 million for the same period last year. Net NSF charges on deposit accounts were $11.2 million for the nine months ended September 30, 2002, an increase of $2.9 million, or 36%, from $8.2 million for the same period last year. This increase in NSF charges is primarily due to net fee income on a new deposit product. Additionally, the total number of deposit accounts grew from 150,972 at September 30, 2001 to 159,509 at September 30, 2002.

     Investment services income was $2.4 million for the three months ended September 30, 2002 compared to $2.0 million for the same period last year, an increase of $325,000, or 16%. For the nine months ended September 30, 2002, investment services income was $7.2 million, an increase of $1.7 million, or 32%, from $5.4 million for the nine months ended September 30, 2001. The increase in investment services income is attributable to increased investment sales to commercial and retail customers and to the expanding foreign exchange department, as well as the addition of several experienced calling officers and an increase in referrals from the Company's growing customer base.

     Gain on sale of loans was $472,000 for the nine months ended September 30, 2002. This gain primarily represents the premium for the sale of the Bank's credit card portfolio. There were no such transactions in the prior year.

     Gain on sale of securities, net, was $1.7 million for the three and nine months ended September 30, 2002. This gain was recorded on the sale of warrants and other investment securities with a book value of $34.2 million. There were no such transactions in the prior year.

     Other income was $632,000 for the three months ended September 30, 2002, a decrease of $31,000, or 5%, from the same period last year. For the nine months ended September 30, 2002, other income was $2.0 million, a decrease of $1.5 million, or 44%, from $3.5 million for the nine months ended September 30, 2001. This decrease is partially due to a gain recorded on the sale of Bank assets in the prior year and to a decrease in income from equity investees.

     Mortgage Segment. Gain on sale of loans was $1.5 million for the three months ended September 30, 2002, an increase of $1.0 million, or 240%, from the same period last year. For the nine months ended September 30, 2002, gain on sale of loans was $2.6 million, an increase of $358,000, or 16%, from $2.2 million for the nine months ended September 30, 2001. The increase in the gain on sale of loans is due to two factors. First, the principal balance of mortgage loans sold increased to $37.1 million during the three months ended September 30, 2002 compared to $26.6 million during the three months ended September 30, 2001. The principal balance of mortgage loans sold for the nine months ended September 30, 2002 was $126.7 million compared to $97.6 million for the comparable period last year. In addition, the mortgage company recorded a gain of $641,000 ($395,000 net of amortization of capitalized mortgage servicing rights) on the sale of $130.0 million of mortgage servicing rights on multi-family loans in the third quarter of 2002. No such transaction was recorded in the prior year.

     Mortgage servicing fees, net of amortization and impairment, were ($3.0) million for the three months ended September 30, 2002 as compared to $242,000 for the same period last year. For the nine months ended September 30, 2002, mortgage servicing fees, net of amortization and impairment, were ($2.8) million as compared to $768,000 for the same period last year. This decrease is primarily due to a provision for capitalized mortgage servicing rights in excess of fair value in the amount of $2.7 million in the third quarter of 2002. The decrease in the fair value of capitalized mortgage servicing rights is a result of the decline in the 10-year Treasury rate in the third quarter resulting in historically low mortgage rates and an increase in prepayments of mortgages serviced by the Company. In addition, $246,000 of capitalized mortgage servicing rights was expensed with the sale of the related servicing assets discussed above.

  NONINTEREST EXPENSES

     For the three months ended September 30, 2002, noninterest expenses totaled $38.1 million, an increase of $4.6 million, or 14%, from $33.6 million during 2001. For the nine months ended September 30, 2002, noninterest expenses totaled $111.6 million, an increase of $13.7 million, or 14%, from the same period in 2001. The increase in noninterest expenses was primarily due to salaries and employee benefits and other operating expenses. The efficiency ratio is calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses). An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income while a decrease would indicate a more efficient allocation of resources. The efficiency ratio was 62.96% for the three months ended September 30, 2002 compared with 60.28% for the same period last year. For the nine months ended September 30, 2002, the efficiency ratio was 61.39% compared with 61.05% for the same period last year. The increase in the efficiency ratio in 2002 is primarily a result of the write-down of mortgage servicing rights discussed in "-- Results of Operations -- Noninterest Income" above.

     Salaries and employee benefits for the three months ended September 30, 2002 was $22.3 million, an increase of $2.9 million, or 15%, from the three months ended September 30, 2001. Salaries and employee benefits was $64.8 million for the nine months ended September 30, 2002, an increase of $7.0 million, or 12%, from $57.7 million for the same period last year. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth. Total end of period employees were 1,506 and 1,388 at September 30, 2002 and 2001, respectively.

     Other operating expenses for the three months ended September 30, 2002 were $9.9 million, an increase of $1.4 million, or 17%, from the three months ended September 30, 2001. Other operating expenses were $30.0 million for the nine months ended September 30, 2002, an increase of $5.3 million, or 22%, from $24.5 million for the same period last year. Major categories within other operating expenses are professional expenses, computer software amortization expense, and losses on accounts. Professional expenses increased to $2.3 million for the three months ended September 30, 2002 from $1.7 million for the comparable period last year, an increase of $606,000, or 35%. For the nine months ended September 30, 2002, professional expenses were $6.4 million, an increase of $1.5 million, or 30%, from $4.9 million for the same period last year. This increase is primarily due to an increase in consulting fees. Computer software amortization expense increased to $910,000 for the three months ended September 30, 2002 from $706,000 for the comparable period last year, an increase of $204,000, or 29%. For the nine months ended September 30, 2002, computer software amortization expense was $2.6 million, an increase of $736,000, or 39%, from $1.9 million for the same period last year. This increase is due to amortization of new software related to technology upgrades throughout the Company. Losses on deposit accounts increased to $972,000 for the three months ended September 30, 2002 from $376,000 for the comparable period last year, an increase of $596,000, or 159%. For the nine months ended September 30, 2002, losses on deposit accounts were $2.8 million, an increase of $1.2 million, or 70%, from $1.7 million for the same period last year. This increase is primarily due to charge-offs of deposit accounts related to a new deposit product. In addition, the Company charged off $350,000 and $150,000 in the third and second quarter of 2002, respectively, related to check kiting.

  INCOME TAXES

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers' salaries, less interest income from federal securities. For the three months ended September 30, 2002, the provision for income taxes was $6.6 million, an increase of $95,000, or 1%, from the $6.5 million provided for the same period in 2001. For the nine months ended September 30, 2002, income tax expense was $19.8 million, an increase of $1.5 million, or 8%, from the

$18.3 million provided for the same period in 2001. The Company's effective tax rate was 31% and 32% for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, the Company's effective tax rate was 31% and 32%, respectively.

FINANCIAL CONDITION

  LOANS HELD FOR INVESTMENT

     Loans held for investment were $2.93 billion at September 30, 2002, an increase of $256.1 million, or 10%, from $2.67 billion at December 31, 2001.

     The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2002 and December 31, 2001:

                                               SEPTEMBER 30, 2002        DECEMBER 31, 2001
                                             -----------------------   ----------------------
                                                AMOUNT       PERCENT      AMOUNT      PERCENT
                                             -------------   -------   ------------   -------
                                                          (DOLLARS IN THOUSANDS)
Commercial and industrial..................   $1,143,508      39.04%    $1,084,114     40.56%
Real estate:
  Construction and land development........      688,202      23.50        698,423     26.13
  1-4 family residential...................      438,878      14.99        344,133     12.88
  Commercial owner occupied................      453,661      15.49        320,336     11.99
  Farmland.................................        5,676       0.19          4,854      0.18
  Other....................................       21,281       0.73         25,884      0.97
Consumer...................................      177,341       6.06        194,714      7.29
                                              ----------     ------     ----------    ------
     Total loans held for investment.......   $2,928,547     100.00%    $2,672,458    100.00%
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

     A substantial portion of the Company's real estate loans consists of loans collateralized by real estate, other assets and personal guarantees of company owners or project sponsors. Additionally, a portion of the Company's lending activity consists of the origination of single-family residential mortgage loans collateralized by owner-occupied properties located in the Company's primary market area. The Company offers a variety of mortgage loan products which generally are amortized over five to 30 years.

     Loans collateralized by single-family residential real estate are typically originated in amounts of no more than 90% of appraised value. The Company typically requires mortgage title insurance and hazard insurance in the amount of the loan. Although the contractual loan payment periods for single-family residential real estate loans are generally for a 15 to 30 year period, such loans often remain outstanding for significantly shorter periods than their contractual terms.

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

     The contractual maturity ranges of the commercial and industrial and funded real estate construction and land development loan portfolio and the amount of such loans with fixed interest rates and floating interest rates in each maturity range as of September 30, 2002 are summarized in the following table:

                                                          SEPTEMBER 30, 2002
                                          --------------------------------------------------
                                                        AFTER ONE
                                          ONE YEAR OR    THROUGH     AFTER FIVE
                                             LESS       FIVE YEARS     YEARS        TOTAL
                                          -----------   ----------   ----------   ----------
                                                        (DOLLARS IN THOUSANDS)
Commercial and industrial...............  $  712,047     $359,813     $71,648     $1,143,508
Real estate construction and land
  development...........................     432,946      232,059      23,197        688,202
                                          ----------     --------     -------     ----------
Total...................................  $1,144,993     $591,872     $94,845     $1,831,710
                                          ==========     ========     =======     ==========
Loans with a fixed interest rate........  $  463,087     $148,447     $38,515     $  650,049
Loans with a floating interest rate.....     681,906      443,425      56,330      1,181,661
                                          ----------     --------     -------     ----------
Total...................................  $1,144,993     $591,872     $94,845     $1,831,710
                                          ==========     ========     =======     ==========

  LOANS HELD FOR SALE

     Loans held for sale of $81.9 million at September 30, 2002 decreased from $87.0 million at December 31, 2001. These loans are carried at the lower of cost or market and are typically sold to investors within one year of origination. The market value of these loans is impacted by changes in current interest rates. An increase in interest rates would result in a decrease in the market value of these loans while a decrease in interest rates would result in an increase in the market value of these loans. The business of originating and selling loans is conducted by the Company's mortgage segment.

  LOAN REVIEW AND ALLOWANCE FOR LOAN LOSSES

     The Company's loan review procedures include a credit quality assurance process that begins with approval of lending policies and underwriting guidelines by the Board of Directors, a loan review department staffed, in part, with Office of the Comptroller of the Currency experienced personnel, low individual lending limits for officers, Senior Loan Committee approval for large credit relationships and a quality control process for loan documentation. The Company also maintains a monitoring process for credit extensions in excess of $100,000. The Company performs quarterly concentration analyses based on various factors such as industries, collateral types, business lines, large credit sizes, international credit exposure and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. The Company continues to invest in its loan portfolio monitoring system to enhance its risk management capabilities.

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

     The Company monitors changes in the level of energy prices, real estate values, borrower collateral, and the level of local, regional, national, and international economic activity. Recently, several major employers in the Houston market have either experienced financial difficulties or reductions in employment due to changes in the energy trading markets, corporate consolidations, or political events affecting the global economy. While these factors are significant, the Company's primary market area has managed to show a 12 month gain of approximately 800 jobs, or less than 0.04 percent of the total employment base of 2.1 million, as of September 30, 2002. As of September 30, 2002, other than $3.3 million in charge-offs related to four commercial credits, these events have had no material effect on the Company's loan portfolio. There can be no assurance, however, the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of risk inherent in the loan portfolio. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received. Based on an evaluation of the loan portfolio, management presents a quarterly analysis of the allowance for loan losses to a committee of the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluations, management considers both quantitative and qualitative risk factors in establishing an allowance for loan losses that it considers to be appropriate at each reporting period. Quantitative factors include historical charge-off experience, delinquency and past due trends, changes in collateral values, changes in energy prices, changes in the level of borrower covenant violations, the level of nonperforming loans, changes in the risk classification of credits, growth and concentrations of credit in the loan portfolio, the results of regulatory and internal loan review examinations, and changes in the loan portfolio's composition by both industry and by borrower.

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

     A general allowance for loan losses is established based upon (i) the historical loss experience by loan type; (ii) management's internal grading of the loans resulting in an allowance based upon the historical loss experience by grade applied to the outstanding principal balance of the adversely graded loans; and (iii) certain subjective factors such as economic trends, performance trends, portfolio age and concentrations of credit. In addition, specific allowances may be established for loans which management believes require greater reserves than those allocated based on the above methodology. Future changes in economic conditions, circumstances, or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

     Management believes that the allowance for loan losses at September 30, 2002 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at September 30, 2002.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                               NINE MONTHS
                                                                  ENDED        YEAR ENDED
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning balance................     $31,390        $28,150
Provision charged against operations........................       8,750          7,500
Charge-offs:
  Commercial and industrial.................................      (5,007)        (3,663)
  Real estate:
     Construction and land development......................        (108)           (65)
     1-4 family residential.................................         (60)          (171)
     Commercial owner occupied..............................         (32)            --
     Farmland...............................................          --             --
     Other..................................................         (64)           (94)
  Consumer..................................................        (776)        (1,037)
                                                                 -------        -------
Total charge-offs...........................................      (6,047)        (5,030)
                                                                 -------        -------
Recoveries:
  Commercial and industrial.................................         206            265
  Real estate:
     Construction and land development......................          --             --
     1-4 family residential.................................          --             59
     Commercial owner occupied..............................          --             --
     Farmland...............................................          --             --
     Other..................................................          98             51
  Consumer..................................................         200            395
                                                                 -------        -------
Total recoveries............................................         504            770
                                                                 -------        -------
Net charge-offs.............................................      (5,543)        (4,260)
                                                                 -------        -------
Allowance for loan losses, ending balance...................     $34,597        $31,390
                                                                 =======        =======
Allowance to period-end loans...............................        1.18%          1.17%
Net charge-offs to average loans............................        0.27%          0.17%
Allowance to period-end nonperforming loans.................      200.18%        237.82%

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

                                              SEPTEMBER 30, 2002       DECEMBER 31, 2001
                                             ---------------------   ---------------------
                                                       PERCENT OF              PERCENT OF
                                                        LOANS TO                LOANS TO
                                             AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS
                                             -------   -----------   -------   -----------
                                                        (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
  applicable to:
Commercial and industrial..................  $13,470      39.04%     $13,554      40.56%
Real estate:
  Construction and land development........    6,278      23.50        7,395      26.13
  1-4 family residential...................    3,989      14.99        2,695      12.88
  Commercial owner occupied................    6,032      15.49        3,397      11.99
  Farmland.................................       42       0.19           34       0.18
  Other....................................    1,583       0.73        1,110       0.97
Consumer...................................    3,203       6.06        3,205       7.29
                                             -------     ------      -------     ------
Total allowance for loan losses............  $34,597     100.00%     $31,390     100.00%
                                             =======     ======      =======     ======

  NONPERFORMING ASSETS AND IMPAIRED LOANS

     Nonperforming assets, which include nonaccrual loans, accruing loans 90 or more days past due, restructured loans, and other real estate and foreclosed property, were $18.1 million at September 30, 2002 compared with $14.2 million at December 31, 2001. This resulted in a ratio of nonperforming assets to loans and other real estate of 0.62% and 0.53% at September 30, 2002 and December 31, 2001, respectively. Nonaccrual loans, the largest component of nonperforming assets, were $14.6 million at September 30, 2002, an increase of $3.6 million from $11.0 million at December 31, 2001.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans............................................     $14,596        $11,020
Accruing loans 90 or more days past due.....................       2,687          2,179
Other real estate and foreclosed property...................         829          1,037
                                                                 -------        -------
  Total nonperforming assets................................     $18,112        $14,236
                                                                 =======        =======
Nonperforming assets to total loans and other real estate...        0.62%          0.53%

     Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Gross interest income on nonaccrual loans that would have been recorded had these loans been performing as agreed was $842,000 for the nine months ended September 30, 2002.

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

     A loan is considered impaired, based on current information and events, if management believes that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest past due. An insignificant delay (up to 90 days) or insignificant shortfall in the amount of payment does not constitute an impairment. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through the provision for loan losses. All nonaccrual loans and accruing loans 90 or more days past due are considered impaired at September 30, 2002.

     The following is a summary of loans considered to be impaired:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Impaired loans with no valuation reserve....................     $    --        $   510
Impaired loans with a valuation reserve.....................      19,721         19,728
                                                                 -------        -------
  Total recorded investment in impaired loans...............     $19,721        $20,238
                                                                 =======        =======
Valuation allowance related to impaired loans...............     $ 2,386        $ 3,749
                                                                 =======        =======

     The average recorded investment in impaired loans during the nine months ended September 30, 2002 and the year ended December 31, 2001 was $18.9 million and $15.5 million, respectively. Interest income on impaired loans of $262,000 and $425,000 was recognized for cash payments received during the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. The decrease in the valuation allowance related to impaired loans is the result of a change in the composition of these loans and the recognition of loan losses that were included in the reserve at December 31, 2001.

  SECURITIES

     At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities classified as held to maturity are stated at cost increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method, only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale at September 30, 2002.

     The amortized cost and approximate fair value of securities classified as available for sale is as follows:

                                             SEPTEMBER 30, 2002                               DECEMBER 31, 2001
                               ----------------------------------------------   ----------------------------------------------
                               AMORTIZED      GROSS UNREALIZED        FAIR      AMORTIZED      GROSS UNREALIZED        FAIR
                                  COST       GAIN        LOSS        VALUE         COST       GAIN        LOSS        VALUE
                               ----------   -------   ----------   ----------   ----------   -------   ----------   ----------
                                                                   (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
U.S. Government securities...  $   99,856   $ 1,898     $  --      $  101,754   $   50,860   $ 1,294    $   (17)    $   52,137
Mortgage-backed securities...     979,576    22,108      (233)      1,001,451      872,974     8,571     (2,825)       878,720
Municipal securities.........      92,389     5,485        (2)         97,872       85,047       252     (1,524)        83,775
Federal Reserve Bank stock...       4,472        --        --           4,472        4,230        --         --          4,230
Federal Home Loan Bank
  stock......................      20,036        --        --          20,036        7,939        --         --          7,939
Other securities.............      29,151       113        --          29,264       41,169       356        (11)        41,514
                               ----------   -------     -----      ----------   ----------   -------    -------     ----------
  TOTAL SECURITIES AVAILABLE
    FOR SALE.................  $1,225,480   $29,604     $(235)     $1,254,849   $1,062,219   $10,473    $(4,377)    $1,068,315
                               ==========   =======     =====      ==========   ==========   =======    =======     ==========

     Securities totaled $1.25 billion at September 30, 2002, an increase of $186.5 million from $1.07 billion at December 31, 2001. The yield on the securities portfolio for the nine months ended September 30, 2002 was 5.29% while the yield was 6.15% for the nine months ended September 30, 2001.

     The Company has no mortgage-backed securities that have been issued by non-agency entities. Included in the Company's mortgage-backed securities at September 30, 2002 were agency issued collateral mortgage obligations with a book value of $487.7 million and a fair value of $494.3 million.

     At September 30, 2002, $724.0 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At September 30, 2002, approximately $21.9 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly were less susceptible to declines in value should interest rates increase.

     The following table summarizes the contractual maturity of investments and their weighted average yields at September 30, 2002. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of other comprehensive income.

                                                                     SEPTEMBER 30, 2002
                             --------------------------------------------------------------------------------------------------
                                                  AFTER ONE YEAR     AFTER FIVE YEARS
                                  WITHIN            BUT WITHIN          BUT WITHIN             AFTER
                                 ONE YEAR           FIVE YEARS           TEN YEARS           TEN YEARS
                             -----------------   -----------------   -----------------   -----------------
                             AMORTIZED           AMORTIZED           AMORTIZED           AMORTIZED
                               COST      YIELD     COST      YIELD     COST      YIELD     COST      YIELD     TOTAL      YIELD
                             ---------   -----   ---------   -----   ---------   -----   ---------   -----   ----------   -----
                                                                   (DOLLARS IN THOUSANDS)
U.S. Government
  securities...............  $  4,104    5.83%   $ 81,947    5.15%   $ 13,805    5.25%   $     --      --%   $   99,856   5.19%
Mortgage-backed
  securities...............     3,142    6.09      20,099    6.05     232,290    5.16     724,045    4.99       979,576   5.06
Municipal securities.......     2,215    4.34       8,849    4.55       8,723    4.53      72,602    4.88        92,389   4.80
Federal Reserve Bank
  stock....................     4,472    6.00          --      --          --      --          --      --         4,472   6.00
Federal Home Loan Bank
  stock....................    20,036    3.00          --      --          --      --          --      --        20,036   3.00
Other securities...........    25,776    1.73         787    5.98       1,356    3.53       1,232    4.36        29,151   2.04
Federal funds sold.........   126,570    1.57          --      --          --      --          --      --       126,570   1.57
Securities purchased under
  resale agreements........    20,000    1.60          --      --          --      --          --      --        20,000   1.60
Interest-bearing
  deposits.................     3,554    1.64          --      --          --      --          --      --         3,554   1.64
                             --------    ----    --------    ----    --------    ----    --------    ----    ----------   ----
  Total investments........  $209,869    2.00%   $111,682    5.27%   $256,174    5.13%   $797,879    4.98%   $1,375,604   4.58%
                             ========    ====    ========    ====    ========    ====    ========    ====    ==========   ====

  OTHER ASSETS

     Other assets were $150.8 million at September 30, 2002, a decrease of $27.9 million from $178.7 million at December 31, 2001. This decrease is primarily attributable to decreases in factored receivables. Factored receivables result from providing operating funds to businesses by converting their accounts receivable to cash. Factored receivables were $33.3 million at September 30, 2002, a decrease of $21.9 million from $55.2 million at December 31, 2001. This decrease is due to the seasonal nature of some of the factoring company's customers.

  DEPOSITS

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, interest-bearing demand, money market and time accounts. The Company relies primarily on customer service, advertising and competitive pricing policies to attract and retain these deposits. As of September 30, 2002, the Company had less than one percent of its deposits classified as brokered funds. Deposits provide the primary source of funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company's ratio of average demand deposits to average total deposits for the periods ended September 30, 2002 and December 31, 2001, was 29% and 28%, respectively.

     The average daily balances and weighted average rates paid on deposits for the nine months ended September 30, 2002 and the year ended December 31, 2001, are presented below:

                                                  SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                  -------------------   -----------------
                                                    AMOUNT      RATE      AMOUNT     RATE
                                                  -----------   -----   ----------   ----
                                                          (DOLLARS IN THOUSANDS)
Interest-bearing demand.........................  $   33,006    0.25%   $   62,510   0.50%
Regular savings.................................      93,384    1.00        81,799   1.58
Premium yield...................................     822,928    1.71       851,951   3.41
Money market savings............................     564,917    1.04       461,433   2.21
CD's less than $100,000.........................     293,275    3.75       302,885   5.25
CD's $100,000 and over..........................     566,571    2.73       522,601   4.82
IRA's, QRP's and other..........................      77,498    3.84        76,336   5.07
                                                  ----------    ----    ----------   ----
  Total interest-bearing deposits...............   2,451,579    3.10%    2,359,515   3.64%
                                                                ====                 ====
Noninterest-bearing deposits....................     958,507               836,366
                                                  ----------            ----------
  Total deposits................................  $3,410,086            $3,195,881
                                                  ==========            ==========

     The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
3 months or less............................................    $297,828        $348,782
Between 3 months and 6 months...............................      58,462          81,457
Between 6 months and 1 year.................................      71,859          75,461
Over 1 year.................................................     102,162          48,420
                                                                --------        --------
  Total time deposits $100,000 and over.....................    $530,311        $554,120
                                                                ========        ========

  BORROWINGS

     Securities sold under repurchase agreements and short-term borrowings generally represent borrowings with maturities ranging from one to thirty days. Short-term borrowings consist of federal funds purchased, treasury, tax and loan deposits and other bank borrowings. Long-term borrowings generally consist of borrowings with the Federal Home Loan Bank maturing within one year. Information relating to these borrowings is summarized as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Securities sold under repurchase agreements:
  Average...................................................    $276,054        $270,656
  Period-end................................................     235,525         358,401
  Maximum month-end balance during period...................     323,815         358,401
Interest rate:
  Average...................................................        1.51%           3.17%
  Period-end................................................        1.55%           2.03%
Long-term borrowings:
  Average...................................................    $ 20,278        $  7,565
  Period-end................................................     107,142           7,410
  Maximum month-end balance during period...................     107,172           7,717
Interest rate:
  Average...................................................        3.77%           7.00%
  Period-end................................................        2.28%           6.96%
Short-term borrowings:
  Average...................................................    $313,404        $157,630
  Period-end................................................     461,627         222,168
  Maximum month-end balance during period...................     501,736         368,792
Interest rate:
  Average...................................................        1.83%           3.93%
  Period-end................................................        1.98%           2.12%

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

     The Company relies primarily on customer deposits, securities sold under repurchase agreements and shareholders' equity to fund interest-earning assets. The Federal Home Loan Bank ("FHLB") is also a major source of liquidity for the Bank. The FHLB allows member banks to borrow against their eligible collateral to satisfy liquidity requirements.

     Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Average core deposits funded approximately 71% of total interest-earning assets for the nine months ended September 30, 2002 and 74% for the same period in 2001.

     Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Bank has access to the FHLB for borrowing purposes. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources or operations.

     The Company's risk-based capital ratios including Leverage Capital, Tier 1 Risk-Based Capital and the Total Risk-Based Capital Ratio were 8.97%, 10.96% and 11.92%, respectively, at September 30, 2002.

  CRITICAL ACCOUNTING POLICIES

     The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its condensed consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and increase or decreases in nonperforming and impaired loans. Changes in these factors may cause management's estimate of the allowance to increase or decrease and result in adjustments to the Company's provision for loan losses.

  OTHER MATTERS

     On September 29, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 amends APB Opinion No. 16, Business Combinations, to prohibit use of the pooling-of-interests (pooling) method of accounting for business combinations initiated after September 30, 2001 and require the use of purchase accounting.

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

     On October 24, 2002, the Financial Accounting Standards Board approved SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 amends previously issued guidance regarding the accounting and reporting for the acquisition of all or part of a financial institution. The statement also provides guidance on the accounting for the impairment or disposal of core deposits and is effective for acquisitions after October 1, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes since December 31, 2001. See the Company's Annual Report on Form 10-K, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Interest Rate Sensitivity and Liquidity."

ITEM 4. CONTROLS AND PROCEDURES

     The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of September 30, 2002 and concluded that those disclosure controls and procedures are effective.

     There have been no changes in the Company's internal controls or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

     While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

-------------------------

     With respect to the unaudited financial information of Southwest Bancorporation of Texas, Inc. for the three and nine month periods ended September 30, 2002 and 2001, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 29, 2002 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          *10.1  Purchase and Sale Agreement between TCP Renaissance
                 Partners, L.P. and Southwest Bank of Texas, N.A., dated May
                 24, 2002.
          *15.1  Awareness Letter of PricewaterhouseCoopers LLP.
          *99.1  Certification of the Chief Executive Officer Pursuant to 18
                 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.
          *99.2  Certification of the Chief Financial Officer Pursuant to 18
                 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

        Two reports on Form 8-K were filed by the Company during the three months ended September 30, 2002:

        (i) A Current Report on Form 8-K dated July 15, 2002 was filed on July 17, 2002; Item 5 and Item 7.

        (ii) A Current Report on Form 8-K dated August 15, 2002 was filed on August 19, 2002; Item 5 and Item 7.
---------------

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

                   SIGNATURE                                     TITLE                        DATE
                   ---------                                     -----                        ----

            /s/ PAUL B. MURPHY, JR.               Director, President and Chief         November 8, 2002
------------------------------------------------    Executive Officer
              PAUL B. MURPHY, JR.                   (Principal Executive Officer)

              /s/ RANDALL E. MEYER                Executive Vice President,             November 8, 2002
------------------------------------------------    and Chief Financial Officer
                RANDALL E. MEYER                    (Principal Financial Officer)

             /s/ R. JOHN MCWHORTER                Senior Vice President and Controller  November 8, 2002
------------------------------------------------    (Principal Accounting Officer)
               R. JOHN MCWHORTER

I, Paul B. Murphy, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Southwest Bancorporation of Texas, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated November 5, 2002

                                                /s/ PAUL B. MURPHY, JR.
                                          --------------------------------------
                                          Paul B. Murphy, Jr.
                                          Director, President and Chief
                                          Executive Officer

I, Randall E. Meyer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Southwest Bancorporation of Texas, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated November 5, 2002

                                                 /s/ RANDALL E. MEYER
                                          --------------------------------------
                                          Randall E. Meyer.
                                          Executive Vice President and Chief
                                          Financial Officer

                                 EXHIBIT INDEX

         EXHIBIT
           NO.                            DESCRIPTION
         -------                          -----------
           *10.1  Purchase and Sale Agreement between TCP Renaissance
                  Partners, L.P. and Southwest Bank of Texas, N.A., dated May
                  24, 2002.
           *15.1  Awareness Letter of PricewaterhouseCoopers LLP.
           *99.1  Certification of the Chief Executive Officer Pursuant to 18
                  U.S.C. Section 1350, Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.
           *99.2  Certification of the Chief Financial Officer Pursuant to 18
                  U.S.C. Section 1350, Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith