Form 10-K
period 2002-12-31
SOUTHWEST BANCORP OF TEXAS INC
filed 2003-03-07
CIK 1027258

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                             ---------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                             ---------------------
     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act.)  Yes [X]     No [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $1.02 billion (based upon the closing price of $36.22 on June 30, 2002, as reported on the NASDAQ National Market System).

     There were 33,882,725 shares of the Registrant's Common Stock outstanding as of the close of business on February 24, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement relating to the 2003 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2002, are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

THE COMPANY

     General. The Company was incorporated as a business corporation under the laws of the State of Texas on March 28, 1996, for the purpose of serving as a bank holding company for Southwest Bank of Texas National Association (the "Bank"). The holding company formation was consummated and the Company acquired all of the outstanding shares of capital stock of the Bank as of the close of business on June 30, 1996. Based upon total assets as of December 31, 2002, the Company ranks as the largest independent bank holding company headquartered in the Houston metropolitan area. The Company's headquarters are located at 4400 Post Oak Parkway, Houston, Texas 77027, and its telephone number is (713) 235-8800. The Company's internet address is www.swbanktx.com. The Company makes available through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after filing with the Securities and Exchange Commission.

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

     On December 29, 2000, Citizens Bankers, Inc. ("Citizens") was merged with and into the Company and the three wholly-owned subsidiary banks of Citizens were merged with and into the Bank (and the assets and liabilities of a related partnership were acquired by the Bank) in exchange for approximately 4.0 million shares of Company Common Stock in a transaction accounted for as a pooling-of-interests. The acquisition of Citizens added $436 million in total assets and $381 million in total deposits to the Company's balance sheet and six banking locations to the Company's operations.

     Business Strategy. The Company provides an array of sophisticated products typically found only in major regional banks. These services are provided to middle market businesses, private banking, and retail consumers in the Houston metropolitan area through 33 full service banking facilities. Several banking offices have seasoned management with significant lending experience who are responsible for credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized management approach, coupled with the continuity of service by the same staff members, enables the Company to develop long-term customer relationships, maintain high quality service and provide quick responses to customer needs. The Company believes that its emphasis on local relationship banking, together with its conservative approach to lending and resultant strong asset quality, are important factors in the success and the growth of the Company.

     The Company seeks credit opportunities of good quality within its target market that exhibit positive historical trends, stable cash flows and secondary sources of repayment from tangible collateral. The Company extends credit for the purpose of obtaining and continuing long-term relationships. Lenders are provided with detailed underwriting policies for all types of credit risks accepted by the Company and must obtain appropriate approvals for credit extensions in excess of conservatively assigned individual lending limits. The Company also maintains strict documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered might be reduced.

     The Company has a four-part strategy for growth. First, the Company will continue to actively target the "middle market," private banking, and retail customers in Houston for loan and deposit opportunities as it has successfully done for the past thirteen years. The "middle market" is generally characterized by companies having annual revenues ranging from $1 million to $500 million and borrowings ranging from $50,000 to $15 million. Typical middle market customers seek a relationship with a local independent bank that is sensitive to their needs and understands their business philosophy. These customers desire a long-term relationship with a decision-making loan officer who is responsive and experienced and has ready access to a bank's senior management. In implementing this part of its strategy, the Company continues to explore opportunities (i) to solidify its existing customer relationships and build new customer relationships by providing new services required by its middle market customers and (ii) to expand its base of services in the professional, executive, and retail markets to meet the demands of those sectors.

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

     Third, the Company may pursue selected acquisitions of other financial institutions. The Company conducts thorough studies and reviews of any possible acquisition candidates to assure that they are consistent with the Company's existing goals, both from an economic and strategic perspective. The Company believes market and regulatory factors may present opportunities for the Company to acquire other financial institutions.

     Fourth, the Company is currently embarking upon a strategy of geographic diversification into other parts of Texas, including the Dallas/Fort Worth Metroplex, and contiguous states.

     The Company has two operating segments: the Bank and the mortgage company. Each segment is managed separately because each business requires different marketing strategies and each offers different products and services.

THE BANK

     The Bank provides a complete range of retail and commercial banking services that compete directly with major regional banks. Loans consist of commercial loans to middle market businesses, loans to individuals, commercial real estate loans, residential mortgages and construction loans. In addition, the Bank offers a broad array of fee income products including customized cash management services, brokerage and mutual funds, trust and private banking services, accounts receivable financing, letters of credit, and merchant card services.

     The Bank maintains a staff of professional treasury management marketing officers who consult with middle market and large corporate companies to design custom cost-effective cash management solutions. The Bank offers a full product line of cash concentration, disbursement, and information reporting services and a full suite of Internet products superior to those offered by most regional banks. Through the Bank's continued investment in new technology and people, the Bank has attracted some of Houston's largest middle market companies to utilize the Bank's treasury management products. The Bank has also attracted new loan customers through use of the Bank's treasury management services as a lead-in with products such as an image-based lockbox service and controlled disbursement and sweep products, which allow borrowers to minimize interest expense and earn interest income on excess operating funds. Through the use of an interactive terminal or personal computer, the Bank's NetStar system provides customers with instant access to all bank account information with multiple intraday updates. The Bank makes business communication more efficient through Electronic Data Interchange ("EDI"), which is an inter-organizational computer-to-computer exchange of business information in a standard computer-processable format. Through the use of EDI and electronic payments, the Bank can provide the customer with a paperless funds management system. Positive Pay, a service under which the Bank only pays checks listed on a legitimate "company issue" file, is another product which helps in the prevention of check fraud. The Bank's average commercial customer uses six treasury management services. Because these services help customers improve their treasury operations and achieve new efficiencies in cash management, they are extremely useful in building and maintaining long-term relationships.

     The Bank has a retail presence in 33 locations throughout the Houston metropolitan area. Such locations are emerging as an important source of bank funding and fee income. Retail products consist of both traditional deposit accounts such as checking, savings, money market and certificates of deposit, and a wide array of consumer loan and electronic banking alternatives. The Bank continues to emphasize the cultivation of retail market opportunities and investment in retail staff to help expand and deepen customer relationships.

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

THE MORTGAGE COMPANY

     The Company originates and purchases residential and commercial mortgage loans both for its own portfolio and to sell to investors with servicing rights retained through its ownership of Mitchell. Mitchell also promotes residential and commercial construction financing to builders and developers and acts as a broker in the origination of multi-family and commercial real estate loans. Mitchell has production offices in Fort Bend and Montgomery Counties, Texas, with corporate offices in The Woodlands, Texas. Mitchell is an approved seller/servicer for Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") and an approved issuer of Government National Mortgage Association ("GNMA") mortgage-backed securities. Mitchell is also a HUD-Approved Title II nonsupervised mortga-gee. During 2002, Mitchell funded approximately $210 million in residential mortgage loans, $136 million in commercial real estate loans and $177 million in residential and commercial construction loans.

COMPETITION

     The banking business is highly competitive, and the profitability of the Company depends principally upon the Company's ability to compete in its market area. The Company competes with other commercial and savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial institutions, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Company. The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local office decision-making on loans, establishing long-term customer relationships and building customer loyalty, and providing products and services designed to address the specific needs of its customers. Deposits in the Houston area total approximately $68 billion.

     The enactment of the Gramm-Leach-Bliley Act (see discussion below), which breaks down many barriers between the banking, securities and insurance industries, may significantly affect the competitive environment in which the Company operates.

EMPLOYEES

     As of December 31, 2002, the Company had 1,481 full-time equivalent employees, 610 of whom were officers. Employees of the Company enjoy a variety of employee benefit programs, including a stock option plan, a restricted stock plan, a 401(k) stock purchase plan, various comprehensive medical, accident and group life insurance plans, and paid vacations. The Company considers its relations with its employees to be excellent.

ECONOMIC CONDITIONS

     The Company's success is dependent to a significant degree on economic conditions in the eight county region comprising the Houston metropolitan area which the Company defines as its primary market. The banking industry in Texas and in Houston is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, energy prices, trends in the national and global economies, and other factors beyond the Company's control. During the mid-1980's, severely depressed oil and gas prices and levels of activity in the energy industries materially and adversely affected the Texas and Houston economies, causing recession and unemployment in the region and resulting in excess vacancies in the Houston real estate market and elsewhere in the State. Since 1987, however, the Houston metropolitan economy has gained nearly 790,000 jobs, averaging an annual growth rate of 3.2%. The population of the eight county region has grown to approximately 4.7 million with a job count of 2.1 million estimated at year-end 2002. This level of employment is greater than the states of Alabama, Louisiana, South Carolina, Kentucky, and 25 other states. The Texas Workforce Commission estimates that job growth for 2002 was a positive 4,500 jobs, placing the Houston region as one of the best performing large metropolitan areas in the United States. The Federal Reserve Branch in Houston is forecasting new job growth for 2003 at 40,000. Since 1987, the Houston area economy has diversified from being primarily energy dependent to one that is now influenced by national and global economic trends as well as activity in the energy industries. The energy independent sectors of the Houston area economy have grown at an annual compounded rate of 7.4% since 1982. As a result, it is estimated that the upstream sector of the energy industry now accounts for approximately 32% of economic activity, down from 69% in 1981. Nonetheless, an economic recession over a prolonged period of time in the Houston area could cause an increase in the level of the Company's non-performing assets and loan losses, thereby causing operating losses, impairing liquidity and eroding capital. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company's consolidated financial condition, results of operations, and cash flows.

SUPERVISION AND REGULATION

     The federal banking laws contain numerous provisions affecting various aspects of the business and operations of the Company and the Bank. The following descriptions of and references herein to applicable statutes and regulations, which are not intended to be complete descriptions of these provisions or their effects on the Company or the Bank, are summaries and are qualified in their entirety by reference to such statutes and regulations.

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

     Restrictions on Transactions with Affiliates and Insiders. The Bank is subject to certain federal statutes limiting transactions between the Company and its nonbanking affiliates. Section 23A of the Federal Reserve Act affects loans or other credit extensions to, asset purchases from and investments in affiliates of the Bank. Such transactions between the Company or any of its nonbanking subsidiaries are limited in amount to ten percent of the Bank's capital and surplus and, with respect to the Company and all of its nonbanking subsidiaries together, to an aggregate of twenty percent of the Bank's capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be collateralized in specified amounts.

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

     In May 2001, the Federal Reserve Board adopted an interim rule addressing the applications of Section 23A and Section 23B of the Federal Reserve Act to credit exposure arising out of derivative transactions between an insured institution and its affiliates and intra-day extensions of credit by an insured depository institution to its affiliates. The rule requires institutions to adopt policies and procedures reasonably designed to monitor, manage, and control credit exposures arising out of transactions and to clarify that the transactions are subject to Section 23B of the Federal Reserve Act. In May 2001, the Federal Reserve Board also proposed a new rule to implement comprehensively
Section 23A and 23B of the Federal Reserve Act. On October 31, 2002 the Federal Reserve Board approved the final rule on Regulation W which becomes effective April 1, 2003 and supersedes and unifies the Federal Reserve Board's interpretation of Sections 23A and 23B. The Bank believes that Regulation W as adopted will have no material impact on the operation of the Bank.

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

     Interest Rate Limits. Interest rate limitations for the Bank are primarily governed by the National Bank Act, which generally defers to the laws of the state where the bank is located. Under the laws of the State of Texas, the maximum annual interest rate that may be charged on most loans made by the Bank is based on doubling the average auction rate, to the nearest 0.25%, for 26 week United States Treasury Bills, as computed by the Office of the Consumer Credit Commissioner of the State of Texas. However, the maximum rate does not decline below 18% or rise above 24% (except for loans in excess of $250,000 that are made for business, commercial, investment or other similar purposes in which case the maximum annual rate may not rise above 28%, rather than 24%). On fixed rate closed-end loans, the maximum non-usurious rate is to be determined at the time the rate is contracted, while on floating rate and open-end loans (such as credit cards), the rate varies over the term of the indebtedness. State usury laws have been preempted by federal law for loans collateralized by a first lien on residential real property.

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

     As of December 31, 2002, the Bank met the capital requirements of a "well capitalized" institution.

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

  FDIC INSURANCE ASSESSMENTS

     Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based system assigns an institution to one of three capital categories: (i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on an evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.

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

     Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the following list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

     Under Section 501 of the Gramm-Leach-Bliley Act (see discussion below), the federal banking agencies are required to establish appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. The agencies published a joint final rule, which was effective July 1, 2001. Among other matters, the rule requires each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information.

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

  THE COMPANY

     The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA"), and is subject to supervision and regulation by the Federal Reserve Board. The BHCA and other Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. As a bank holding company, the Company's activities and those of its banking and nonbanking subsidiaries have in the past been limited to the business of banking and activities closely related or incidental to banking. Under new banking legislation (see discussion of Gramm-Leach-Bliley Act below), however, national banks have broadened authority, subject to limitations on investment, to engage in activities that are financial in nature (other than insurance underwriting, merchant or insurance portfolio investment, real estate development and real estate investment) through subsidiaries, if the bank is well capitalized and well managed and has at least a satisfactory rating under the Community Reinvestment Act.

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

  GRAMM-LEACH-BLILEY ACT

     Traditionally, the activities of bank holding companies have been limited to the business of banking and activities closely related or incidental to banking. On November 12, 1999, however, the Gramm-Leach-Bliley Act was signed into a statute that permits bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become "financial holding companies," which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity. A bank holding company may become a financial holding company under the new statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act.

     Under the statute, the Federal Reserve Board serves as the primary "umbrella" regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary. For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

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

     In January 2001, the Federal Reserve Board and the Secretary of the Treasury promulgated final regulations governing the scope of permissible merchant banking investments, which are those made under Section 4(k)(4)(H) of the Bank Holding Company Act, as amended by the Gramm-Leach-Bliley Act, which authorizes a financial holding company, directly or indirectly as principal or on behalf of one or more persons, to acquire or control any amount of shares, assets or ownership interests of a company or other entity that is engaged in any activity not otherwise authorized for the financial holding company under
Section 4 of the Bank Holding Company Act. Under the regulations, the types of ownership that may be acquired include shares, assets or ownership interests of a company or other entity including debt or equity securities, warrants, options, partnership interests, trust certificates or other instruments representing an ownership interest in a company or entity, whether voting or nonvoting. The merchant banking investments may be made by the financial holding company or any of its subsidiaries, other than a depository institution or subsidiary of a depository institution. Before acquiring or controlling a merchant banking investment, a financial holding company must either be or have a securities affiliate registered under the Securities Exchange Act of 1934 or a qualified insurance affiliate. The regulation places restrictions on the ability of a financial holding company to become involved in the routine management or operation of any of its portfolio companies. The regulation also provides that a financial holding company may own or control shares, assets and ownership interests pursuant to the merchant banking provisions only for such period of time as to enable the sale or disposition on a reasonable basis consistent with the financial viability of the financial holding company's merchant banking investment activities. Generally, the ownership period is limited to ten years. Special provisions are included in the regulation governing the investment by a financial holding company in private equity funds. Under the merchant banking regulation, a financial holding company may not, without Federal Reserve Board approval, have aggregate merchant banking investments exceeding 30 percent of the Tier 1 capital of the financial holding company; or after excluding interests in private equity funds, 20 percent of the Tier 1 capital of the financial holding company.

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

     The Federal Reserve Board, the OCC, and the FDIC adopted a rule, effective April 1, 2002, which establishes special minimum regulatory capital requirements for equity investments in non-financial companies. The capital requirements apply symmetrically to equity investments of banks and bank holding companies and impose a series of marginal capital charges on covered equity investments that increase with the level of a banking organization's overall exposure to equity investments relative to the organization's Tier 1 capital.

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

     Imposition of Liability for Undercapitalized Subsidiaries. FDICIA requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan. Under FDICIA, the aggregate liability of all companies controlling an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The guarantee and limit on liability expire after the regulators notify the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. FDICIA grants greater powers to the bank regulators in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates. At December 31, 2002, the Bank met the requirements of a "well capitalized" institution and, therefore, these requirements presently do not apply to the Company.

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

  USA PATRIOT ACT OF 2001

     On October 6, 2001, the "Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot) Act of 2001" was enacted. The statute increased the power of the United States Government to obtain access to information and to investigate a full array of criminal activities. In the area of money laundering activities, the statute added terrorism, terrorism support and foreign corruption to the definition of money laundering offenses and increased the civil and criminal penalties for money laundering; applied certain anti-money laundering measures to United States bank accounts used by foreign persons; prohibited financial institutions from establishing, maintaining, administering or managing a correspondent account with a foreign shell bank; provided for certain forfeitures of funds deposited in United States interbank accounts by foreign banks; provided the Secretary of the Treasury with regulatory authority to ensure that certain types of bank accounts are not used to hide the identity of customers transferring funds and to impose additional reporting requirements with respect to money laundering activities; and included other measures. In November 2001, the Department of Treasury issued interim guidance concerning compliance by covered United States financial institutions with the new statutory anti-money laundering requirement regarding correspondent accounts established or maintained for foreign banking institutions, including the requirement that financial institutions take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks. On December 28, 2001 the Department of the Treasury published for comment a notice of proposed rule making to codify the interim guidance. The final rule became effective October 28, 2002. The Company believes that compliance with the new requirements will not have a material adverse impact on its operations or financial condition.

  EFFECT ON ECONOMIC ENVIRONMENT

     The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in United States Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

     Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

ITEM 2.  PROPERTIES

FACILITIES

     The Company currently maintains 34 locations in the greater Houston area and a loan production office in the greater Dallas area, fourteen of which are leased. The following table sets forth specific information on each location. With the exception of the Operations Center, each Houston area location offers full service banking. The Company's headquarters are located at 4400 Post Oak Parkway in a 28-story office tower in the Galleria area in Houston, Texas.

                                                                                       DEPOSITS AT
LOCATION                           SQUARE FEET               LOCATION               DECEMBER 31, 2002
--------                           -----------               --------               ------------------
                                                                                       (DOLLARS IN
                                                                                        THOUSANDS)
Galleria/Corporate(1)............    154,200     4400 Post Oak Parkway                  $1,686,824
Operations Center................     92,797     1801 Main                                      --
Las Colinas(1)...................      3,834     909 E. Las Colinas Blvd., Irving               --
Northwest Crossing(1)............      9,488     13430 Northwest Freeway                   358,778
Downtown-1100 Louisiana(1).......      3,636     1100 Louisiana                             81,410
12 Greenway Plaza(1).............      4,114     12 Greenway Plaza                          87,186
Medical Center -- Fannin(1)......      2,437     6602 Fannin                                38,426
Memorial City(1).................      3,554     899 Frostwood                              45,098
Downtown -- One Houston
  Center(1)......................      8,466     1221 McKinney                              79,995
Sugar Land.......................      4,000     14965 Southwest Freeway                    24,326
Greenspoint......................      3,797     323 N. Sam Houston Parkway, East           43,952
3 Greenway Plaza(1)..............      2,549     3 Greenway Plaza, Suite C118                8,526
Hempstead........................     17,000     12130 Hempstead Highway                   148,865
Tanglewood.......................      5,625     1075 Augusta                               94,626
Pasadena.........................      4,900     4500 Fairmont Parkway                      48,430
Eldridge Parkway.................      4,000     1502 Eldridge Parkway                      16,985
Spring...........................      6,300     2000 Spring Cypress Road                   50,675
Bell Tower(1)....................      4,500     1330 Wirt Road                             73,724
Kingwood.........................      5,500     570 Kingwood Drive                         73,349
North Loop East..................      5,000     9191 North Loop East                       10,109
Porter(1)........................      2,450     23741 Highway 59, Suite 2                  12,830
Rosenberg........................     45,000     3400 Avenue H                             142,907
East Bernard.....................      1,500     9212 Highway 60                            19,551
Needville........................      2,500     3328 School Street                         41,823
Bissonnet........................      2,320     10881 Bissonnet                            14,403
Katy(1)..........................      2,800     919 Avenue C                               16,681
Missouri City....................      4,000     5820 Highway 6                             30,992
The Woodlands(2).................     35,137     4576 Research Forest Drive                309,401
Baytown..........................     23,876     1300 Rollingbrook                         217,755
San Jacinto Mall(1)..............      2,000     6900 Garth Road                             3,653
Lacy Drive.......................      9,200     1308 Lacy Drive                            70,232
La Porte.........................      3,200     1401 Fairmont Parkway                      25,215
Red Bluff........................      6,400     3901 Red Bluff                             25,673
South Shaver.....................      2,750     2222 South Shaver                           9,613
Medical Center -- Bertner(1).....        771     6550 Bertner Street, Suite 600                 36
                                                                                        ----------
                                                                                        $3,912,049
                                                                                        ==========

---------------

(1) Leased location.

(2) Mitchell's headquarters.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on the NASDAQ Stock Market on January 28, 1997, and is quoted in such Market under the symbol "SWBT". The Company's Common Stock was not publicly traded, nor was there an established market therefor, prior to January 28, 1997. On February 24, 2003 there were approximately 940 holders of record of the Company's Common Stock.

     No cash dividends have ever been paid by the Company on its Common Stock, and the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's principal source of funds to pay cash dividends on its Common Stock would be cash dividends from the Bank. There are certain statutory limitations on the payment of dividends by national banks. Without approval of the OCC, dividends in any calendar year may not exceed the Bank's total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus or to a fund for the retirement of any preferred stock. In addition, a dividend may not be paid in excess of a bank's cumulative net profits after deducting bad debts in excess of the allowance for loan losses. As of December 31, 2002, approximately $155.4 million was available for payment of dividends by the Bank to the Company under these restrictions without regulatory approval. See "Item
1. Business -- Supervision and Regulation."

     The following table presents the range of high and low sale prices reported on the NASDAQ during the years ended December 31, 2002 and 2001.

                                         2002                                    2001
                         -------------------------------------   -------------------------------------
                         FOURTH     THIRD    SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST
                         QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                         -------   -------   -------   -------   -------   -------   -------   -------
Common stock sale
  price:
  High.................  $37.340   $39.200   $36.730   $34.600   $31.840   $35.000   $35.050   $45.563
  Low..................  $24.490   $30.450   $30.680   $26.750   $24.030   $27.000   $29.390   $25.375

RECENT SALES OF UNREGISTERED SECURITIES

     None.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information as of December 31, 2002, with respect to the Company's compensation plans under which equity securities are authorized for issuance:

                                                                         (B)                       (C)
                                                  (A)                                     NUMBER OF SECURITIES
                                          NUMBER OF SECURITIES                           REMAINING AVAILABLE FOR
                                              TO BE ISSUED         WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                            UPON EXERCISE OF      EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                          OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
             PLAN CATEGORY                WARRANTS AND RIGHTS    WARRANTS AND RIGHTS     REFLECTED IN COLUMN(A))
             -------------                --------------------   --------------------   -------------------------
Equity compensation plans approved by
  security holders......................        2,738,431               $18.67                  1,389,629
Equity compensation plans not approved
  by security holders(1)................            7,015                   --                     17,985
                                               ----------               ------                 ----------
          Total.........................        2,745,446               $18.62                  1,407,614
                                               ==========               ======                 ==========

---------------
(1) The Southwest Bancorporation of Texas, Inc. Non-Employee Directors Deferred Fee Plan allows non-employee directors to elect to defer all, one-half or none of their director's fees earned each year. The Company will establish an account for each non-employee director that elects to defer all or part of their director's fees, and such account will be credited in phantom stock units as of the last business day of the fiscal quarter in which such portion of the director's fees would otherwise have been payable. The number of phantom stock units to be credited to a director's account is determined by dividing the amount of the director's fees deferred during the quarter by the fair market value of a share of the Company's stock as of the date of crediting, multiplying such result by 1.25, and rounding up to the nearest whole phantom stock unit. Payment from the director's account will commence as soon as reasonably practicable after the earlier of the director's termination as a member of the Company's or Bank's Board of Directors or the date specified by the director when he elects to make the deferral. The payment from each account will be either lump sum or up to five installments of the Company's common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Annual Report, and the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data as of the end of and for each of the five years in the period ended December 31, 2002 are derived from the Company's Consolidated Financial Statements which have been audited by independent accountants.

                                                                                 YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------------
                                                                 2002         2001         2000         1999         1998
                                                              ----------   ----------   ----------   ----------   ----------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Interest income...........................................  $  238,415   $  261,147   $  272,166   $  211,232   $  185,663
  Interest expense..........................................      59,779      101,158      121,662       88,219       80,080
                                                              ----------   ----------   ----------   ----------   ----------
        Net interest income.................................     178,636      159,989      150,504      123,013      105,583
  Provision for loan losses.................................      11,750        7,500        7,053        6,474        4,261
                                                              ----------   ----------   ----------   ----------   ----------
        Net interest income after provision for loan
          losses............................................     166,886      152,489      143,451      116,539      101,322
  Noninterest income........................................      70,391       58,158       42,893       37,464       31,537
  Noninterest expenses......................................     151,078      133,185      120,276      104,540       88,075
                                                              ----------   ----------   ----------   ----------   ----------
        Income before income taxes..........................      86,199       77,462       66,068       49,463       44,784
  Provision for income taxes................................      26,993       24,745       22,607       17,500       15,766
                                                              ----------   ----------   ----------   ----------   ----------
  Net income................................................  $   59,206   $   52,717   $   43,461   $   31,963   $   29,018
                                                              ==========   ==========   ==========   ==========   ==========
PER SHARE DATA:
  Basic earnings per common share(1)........................  $     1.77   $     1.60   $     1.34   $     1.01   $     0.97
  Diluted earnings per common share(1)......................  $     1.72   $     1.55   $     1.29   $     0.97   $     0.91
  Cash dividends per common share paid by Citizens and Fort
    Bend....................................................  $       --   $       --   $     0.07   $     0.10   $     0.13
  Book value per share......................................  $    13.16   $    10.99   $     9.12   $     7.28   $     6.90
  Average common shares (in thousands)......................      33,476       32,855       32,397       31,743       29,794
  Average common share equivalents (in thousands)...........         970        1,221        1,232        1,200        2,947
PERFORMANCE RATIOS:
  Return on average assets..................................        1.30%        1.32%        1.23%        1.06%        1.12%
  Return on average common shareholders' equity.............       14.55%       15.82%       17.00%       14.70%       15.10%
  Net interest margin.......................................        4.35%        4.44%        4.64%        4.44%        4.38%
  Efficiency ratio(3).......................................       61.09%       61.06%       62.04%       65.09%       64.67%
BALANCE SHEET DATA(2):
  Total assets..............................................  $5,171,957   $4,401,156   $3,940,342   $3,271,188   $2,944,387
  Securities................................................   1,201,200    1,068,315      848,164      890,369      951,785
  Loans.....................................................   3,219,340    2,759,482    2,511,437    2,035,342    1,632,886
  Allowance for loan losses.................................      36,696       31,390       28,150       22,436       17,532
  Total deposits............................................   3,912,049    3,428,633    3,093,870    2,531,633    2,373,995
  Total shareholders' equity................................     445,523      361,734      298,125      233,076      216,575
CAPITAL RATIO:
  Average equity to average assets..........................        8.95%        8.34%        7.23%        7.23%        7.39%
ASSET QUALITY RATIOS(2):
  Nonperforming assets(4) to loans and other real estate....        0.50%        0.53%        0.41%        0.31%        0.31%
  Net charge-offs to average loans..........................        0.22%        0.17%        0.06%        0.09%        0.08%
  Allowance for loan losses to total loans..................        1.18%        1.17%        1.16%        1.15%        1.08%
  Allowance for loan losses to nonperforming loans(5).......      244.82%      237.82%      297.82%      519.59%      441.39%

---------------

(1) Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income, adjusted for any changes in income that would result from the assumed conversion of all potential dilutive common shares, by the sum of the weighted average number of common shares outstanding and the effect of all dilutive potential common shares outstanding for the period.

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

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

OVERVIEW

     Total assets at December 31, 2002, 2001 and 2000 were $5.17 billion, $4.40 billion, and $3.94 billion, respectively. This growth was a result of a favorable local economy, the addition of new loan officers, aggressive marketing, and the Company's overall growth strategy. Loans were $3.22 billion at December 31, 2002, an increase of $459.9 million or 17% from $2.76 billion at the end of 2001. Loans were $2.51 billion at year end 2000. Deposits increased to $3.91 billion at year end 2002 from $3.43 billion at year end 2001 and $3.09 billion at year end 2000.

     Net income was $59.2 million, $52.7 million, and $43.5 million and diluted earnings per common share was $1.72, $1.55, and $1.29 for the years ended December 31, 2002, 2001 and 2000, respectively. This increase in net income was primarily the result of strong loan growth, maintaining strong asset quality and expense control and resulted in returns on average assets of 1.30%, 1.32%, and 1.23% and returns on average common shareholders' equity of 14.55%, 15.82%, and 17.00% for the years ended 2002, 2001 and 2000, respectively. Return on average assets is calculated by dividing annualized net income by the daily average of total assets. Return on average common shareholders' equity is calculated by dividing annualized net income by the daily average of common shareholders' equity.

RESULTS OF OPERATIONS

  NET INTEREST INCOME

     Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income, the principal source of the Company's earnings, has declined as a percent of net revenues, defined as the sum of net interest income and noninterest income, due to growth in the Company's fee income. In 2002, net interest income provided 71.7% of the Company's net revenues, compared with 73.3% in 2001 and 77.8% in 2000. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

     2002 versus 2001. Net interest income was $178.6 million in 2002 compared to $160.0 million in 2001, an increase of $18.6 million or 12%. Growth in average earning assets, primarily loans, was $505.9 million or 14%, while yields decreased 144 basis points to 5.81%. The impact of the growth in average interest-earning assets was partially offset by a $324.0 million, or 12%, increase in average interest-bearing liabilities, offset by a decrease in the rate paid on interest-bearing liabilities of 170 basis points to 1.92% in 2002.

     For the year ended December 31, 2002, the net interest margin, defined as annualized net interest income divided by average interest-earning assets, decreased to 4.35% compared to 4.44% for the prior year. This decrease resulted from a decrease in the yield on interest-earning assets of 144 basis points, from 7.25% for the year ended December 31, 2001 to 5.81% for the current year. This decrease in the yield on interest-earning assets was partially offset by a decrease in the cost of funds of 3.62% for the year ended December 31, 2001 to 1.92% for the year ended December 31, 2002.

     Net interest margin risk is typically related to a narrowing of the yield on interest-earning assets and cost of funds. The Company managed this risk with asset and liability pricing to minimize the impact of declining rates, lowering the average costs of deposits and adding interest rate floors to some of its loan agreements. On November 6, 2002 the Federal Reserve decreased the federal funds rate and discount rate by 50 basis points.

Due to the Bank's asset sensitivity, the net interest margin decreased after this rate cut. This resulted in net interest margins of 4.35% and 4.44% and net interest spreads of 3.89% and 3.63% for the years ended December 31, 2002 and 2001, respectively.

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

     The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield. Interest on nonaccruing loans is included to the extent it is received. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated shareholders' equity.

                                                      YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------
                                              2002                               2001
                                --------------------------------   --------------------------------
                                  AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                  BALANCE       PAID      RATE       BALANCE       PAID      RATE
                                -----------   --------   -------   -----------   --------   -------
                                                      (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS:
  Loans.......................  $2,916,959    $180,658    6.19%    $2,637,695    $205,123    7.78%
  Securities..................   1,139,017      56,959    5.00        895,947      53,297    5.95
  Federal funds sold and
    other.....................      50,409         798    1.58         66,807       2,727    4.08
                                ----------    --------    ----     ----------    --------    ----
        Total interest-earning
          assets..............   4,106,385     238,415    5.81%     3,600,449     261,147    7.25%
                                ----------    --------    ----     ----------    --------    ----
Less allowance for loan
  losses......................     (34,067)                           (30,528)
                                ----------                         ----------
                                 4,072,318                          3,569,921
Noninterest-earning assets....     473,976                            425,822
                                ----------                         ----------
        Total assets..........  $4,546,294                         $3,995,743
                                ==========                         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
  Money market and savings
    deposits..................  $1,553,178      20,463    1.32%    $1,457,693      40,884    2.80%
  Certificates of deposit.....     926,001      28,499    3.08        901,822      44,950    4.98
  Repurchase agreements and
    borrowed funds............     640,141      10,817    1.69        435,851      15,324    3.52
                                ----------    --------    ----     ----------    --------    ----
    Total interest-bearing
      liabilities.............   3,119,320      59,779    1.92%     2,795,366     101,158    3.62%
                                ----------    --------    ----     ----------    --------    ----
Noninterest-bearing
  liabilities:
Noninterest-bearing demand
  deposits....................     994,113                            836,366
  Other liabilities...........      25,872                             30,878
                                ----------                         ----------
        Total liabilities.....   4,139,305                          3,662,610
                                ----------                         ----------
Shareholders' equity..........     406,989                            333,133
                                ----------                         ----------
        Total liabilities and
          shareholders'
          equity..............  $4,546,294                         $3,995,743
                                ==========                         ==========
Net interest income...........                $178,636                           $159,989
                                              ========                           ========
Net interest spread...........                            3.89%                              3.63%
                                                          ====                               ====
Net interest margin...........                            4.35%                              4.44%
                                                          ====                               ====

                                    YEAR ENDED DECEMBER 31,
                                --------------------------------
                                              2000
                                --------------------------------
                                  AVERAGE     INTEREST   AVERAGE
                                OUTSTANDING   EARNED/    YIELD/
                                  BALANCE       PAID      RATE
                                -----------   --------   -------
                                     (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS:
  Loans.......................  $2,281,340    $210,990    9.25%
  Securities..................     909,512      57,755    6.35
  Federal funds sold and
    other.....................      53,163       3,421    6.43
                                ----------    --------    ----
        Total interest-earning
          assets..............   3,244,015     272,166    8.39%
                                ----------    --------    ----
Less allowance for loan
  losses......................     (25,326)
                                ----------
                                 3,218,689
Noninterest-earning assets....     315,444
                                ----------
        Total assets..........  $3,534,133
                                ==========
LIABILITIES AND SHAREHOLDERS'
INTEREST-BEARING LIABILITIES:
  Money market and savings
    deposits..................  $1,217,866      50,375    4.14%
  Certificates of deposit.....     829,047      48,313    5.83
  Repurchase agreements and
    borrowed funds............     415,029      22,974    5.54
                                ----------    --------    ----
    Total interest-bearing
      liabilities.............   2,461,942     121,662    4.94%
                                ----------    --------    ----
Noninterest-bearing
  liabilities:
Noninterest-bearing demand
  deposits....................     774,111
  Other liabilities...........      42,487
                                ----------
        Total liabilities.....   3,278,540
                                ----------
Shareholders' equity..........     255,593
                                ----------
        Total liabilities and
          shareholders'
          equity..............  $3,534,133
                                ==========
Net interest income...........                $150,504
                                              ========
Net interest spread...........                            3.45%
                                                          ====
Net interest margin...........                            4.64%
                                                          ====

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

                                                          YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------
                                           2002 VS 2001                        2001 VS 2000
                                   -----------------------------   -------------------------------------
                                    INCREASE (DECREASE) DUE TO          INCREASE (DECREASE) DUE TO
                                   -----------------------------   -------------------------------------
                                   VOLUME      RATE      TOTAL     VOLUME      RATE     DAYS     TOTAL
                                   -------   --------   --------   -------   --------   -----   --------
                                                          (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans............................  $21,717   $(46,182)  $(24,465)  $32,958   $(38,249)  $(576)  $ (5,867)
Securities.......................   14,459    (10,797)     3,662      (861)    (3,439)   (158)    (4,458)
Federal funds sold and other.....     (669)    (1,260)    (1,929)      878     (1,563)     (9)      (694)
                                   -------   --------   --------   -------   --------   -----   --------
         Total increase
           (decrease) in interest
           income................   35,507    (58,239)   (22,732)   32,975    (43,251)   (743)   (11,019)
                                   -------   --------   --------   -------   --------   -----   --------
INTEREST-BEARING LIABILITIES:
Money market and savings
  deposits.......................    2,678    (23,099)   (20,421)    9,920    (19,273)   (138)    (9,491)
Certificates of deposit..........    1,205    (17,656)   (16,451)    4,241     (7,472)   (132)    (3,363)
Repurchase agreements and
  borrowed funds.................    7,183    (11,690)    (4,507)    1,153     (8,740)    (63)    (7,650)
                                   -------   --------   --------   -------   --------   -----   --------
         Total increase
           (decrease) in interest
           expense...............   11,066    (52,445)   (41,379)   15,314    (35,485)   (333)   (20,504)
                                   -------   --------   --------   -------   --------   -----   --------
Increase (decrease) in net
  interest income................  $24,441   $ (5,794)  $ 18,647   $17,661   $ (7,766)  $(410)  $  9,485
                                   =======   ========   ========   =======   ========   =====   ========

  PROVISION FOR LOAN LOSSES

     The 2002 provision for loan losses was $11.8 million, an increase of $4.3 million from 2001. The provision for the year ended December 31, 2001 was $7.5 million, an increase of $447,000 from the year ended December 31, 2000. Changes in the provision for loan losses were attributable to the changes in net charge-offs and the recognition of changes in current risk factors. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company's loan loss allowance in accordance with its standard procedures. (See "-- Financial Condition -- Loan Review and Allowance for Loan Losses.")

  NONINTEREST INCOME

     Noninterest income grew to $70.4 million for the year ended December 31, 2002, an increase of $12.2 million, or 21%, from 2001. Noninterest income was $58.2 million in 2001, an increase of $15.3 million, or 36%, from 2000.

     The following table presents the breakout of noninterest income between the bank and the mortgage company for 2002, 2001 and 2000:

                                                                 YEAR ENDED DECEMBER 31,
                           ---------------------------------------------------------------------------------------------------
                                       2002                               2001                               2000
                           -----------------------------      -----------------------------      -----------------------------
                            BANK     MORTGAGE   COMBINED       BANK     MORTGAGE   COMBINED       BANK     MORTGAGE   COMBINED
                           -------   --------   --------      -------   --------   --------      -------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Service charges on
  deposit accounts.......  $37,142   $    --    $37,142       $27,653    $   --    $27,653       $20,765    $   --    $20,765
Investment services......    9,302        --      9,302         7,244        --      7,244         6,017        --      6,017
Factoring fee income.....    4,692        --      4,692         4,742        --      4,742         4,063        --      4,063
Loan fee income..........    1,693     2,874      4,567         1,194     2,720      3,914           926     2,180      3,106
Bank-owned life insurance
  income.................    4,860        --      4,860         4,517        --      4,517         1,665        --      1,665
Letters of credit fee
  income.................    1,608        --      1,608         1,309        --      1,309           968        --        968
Mortgage servicing fees,
  net of amortization and
  impairment.............       --    (2,907)    (2,907)           --       748        748            --     1,672      1,672
Gain on sale of loans,
  net....................      472     3,410      3,882            --     3,170      3,170            --     1,020      1,020
Gain (loss) on sale of
  securities, net........    1,737        --      1,737            14        --         14          (467)       --       (467)
Other income.............    4,703       805      5,508         4,262       585      4,847         4,017        67      4,084
                           -------   -------    -------       -------    ------    -------       -------    ------    -------
        Total noninterest
          income.........  $66,209   $ 4,182    $70,391       $50,935    $7,223    $58,158       $37,954    $4,939    $42,893
                           =======   =======    =======       =======    ======    =======       =======    ======    =======

     Banking Segment. The largest component of noninterest income is service charges on deposit accounts, which were $37.1 million for the year ended December 31, 2002, compared to $27.7 million for 2001 and $20.8 million for 2000. These were increases of 34% and 33%, respectively, for 2002 and 2001. Several factors contributed to this growth. First, the Bank's treasury management group continues to grow, with service charges from commercial analysis up $4.0 million, or 28%, in 2002. This success at winning new business results from the Company's ability to design custom cost-effective cash management solutions for middle market and large corporate customers. Second, net NSF charges on deposit accounts were $15.3 million for the year ended December 31, 2002, an increase of $3.5 million, or 29%, from $11.8 million for the same period last year. This increase in NSF charges is primarily due to net fee income on a deposit product introduced in 2001. Additionally, the total number of deposit accounts grew from 141,036 at December 31, 2000 to 151,376 at December 31, 2001 and to 159,860 at December 31, 2002.

     Investment services income was $9.3 million for the year ended December 31, 2002 compared to $7.2 million for 2001 and $6.0 million for 2000. The increase in investment services income is attributable to increased investment sales to commercial and retail customers and to the expanding foreign exchange department, as well as the addition of several experienced calling officers and an increase in referrals from the Company's growing customer base.

     Gain on sale of loans, net, was $472,000 for the year ended December 31, 2002. This gain primarily represents the premium for the sale of the Bank's credit card portfolio. There were no such transactions in 2001 or 2000.

     Gain (loss) on sale of securities, net, was $1.7 million for the year ended December 31, 2002 compared to $14,000 in 2001 and ($467,000) in 2000. The 2002 gain was recorded on the sale of warrants and other investment securities with a book value of $131.7 million.

     Other income was $4.7 million for the year ended December 31, 2002, compared to $4.3 million in 2001 and $4.0 million in 2000. The increase in 2002 is partially due to a gain recorded on the sale of the Company's interest in First National Bank of Bay City and additional rental income recorded partially offset by a decrease in income recorded from equity investees.

     Income on Bank-owned life insurance was $4.9 million for the year ended December 31, 2002, compared to $4.5 million for 2001 and $1.7 million for 2000. These were increases of 8% and 171%, respectively, for 2002 and 2001. The increase in 2001 was attributable to the purchase of $50.0 million of additional Bank-owned life insurance early in the first quarter of 2001.

     Mortgage Segment. Gain on sale of loans, net, was $3.4 million for the year ended December 31, 2002, compared to $3.2 million for 2001 and $1.0 million for 2000. These were increases of 8% and 211%, respectively, for 2002 and 2001. Lower interest rates in 2001 and 2002 resulted in an increase in mortgage refinancings and originations. This increase in loan volume resulted in a larger portfolio of loans available for sale during the year. The principal balances of mortgage loans sold were $180.5 million, $141.5 million, and $45.2 million during the years ended December 31, 2002, 2001 and 2000, respectively.

     Mortgage servicing fees, net of amortization and impairment were ($2.9) million for the year ended December 31, 2002, as compared to $748,000 for the same period last year. This decrease is primarily due to a provision established for capitalized mortgage servicing rights in excess of fair value, net of recovery, in the amount of $2.4 million during 2002. The decrease in the fair value of capitalized mortgage servicing rights is a result of historically low mortgage rates resulting in an increase in prepayments of mortgages serviced by the Company. In addition, the Company recorded $3.0 million of payoff amortization in 2002 compared to $2.0 million of payoff amortization in 2001.

  NONINTEREST EXPENSES

     For the year ended December 31, 2002, noninterest expenses totaled $151.1 million, an increase of $17.9 million, or 13%, from $133.2 million during 2001, which had increased from $120.3 million during 2000. The increase in noninterest expenses during these periods was due primarily to salaries and employee benefits and occupancy expenses. The efficiency ratio is calculated by dividing total noninterest expenses by net interest income plus noninterest income, excluding net security gains (losses). An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income while a decrease would indicate a more efficient allocation of resources. The Company's efficiency ratios were 61.09%, 61.06% and 62.04% for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in the efficiency ratio in 2002 is primarily a result of the decline in the net interest margin discussed in "-- Results of Operations -- Net Interest Income" above. The efficiency ratio is a supplemental financial measure utilized in management's evaluation of the Company and is not defined under generally accepted accounting principles. It may not be a comparable measurement among different financial institutions.

     Salaries and employee benefits expense was $87.6 million for the year ended December 31, 2002, an increase of $9.5 million, or 12%, from $78.0 million for the year ended December 31, 2001. Salaries and employee benefits expense for the year ended December 31, 2001 increased $11.0 million, or 16%, from the same period in 2000. These increases were due primarily to hiring additional personnel required to accommodate the Company's growth. Total full-time equivalent employees for the years ended December 31, 2002, 2001 and 2000 were 1,481, 1,376, and 1,313, respectively.

     Occupancy expense rose $2.5 million to $24.1 million in 2002. Major categories included within occupancy expense are depreciation expense and maintenance contract expense. Depreciation expense increased $1.5 million to $9.2 million for the year ended December 31, 2002. This increase was due primarily to additional depreciation resulting from the purchase of the downtown operations center and capitalized leasehold improvements associated with renovations at the Company's headquarters. Maintenance contract expense for the year ended December 31, 2002 was $4.0 million, an increase of $827,000, or 26%, compared to $3.2 million in 2001 and $2.5 million in 2000. The Company has purchased maintenance contracts for major operating systems throughout the organization.

     Losses on deposit accounts increased to $3.9 million for the year ended December 31, 2002 from $1.7 million for the same period last year, an increase of $2.2 million, or 127%. This increase is primarily due to charge-offs of deposit accounts related to a deposit product introduced in 2001. In addition, the Company charged off $500,000 in 2002 related to check kiting.

  INCOME TAXES

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. In 2002 income tax expense was $27.0 million, an increase of $2.2 million, or 9%, from the $24.7 million of income tax expense in 2001 which increased $2.1 million, or 9%, from the $22.6 million of income tax expense in 2000. The Company's effective tax rates were 31%, 32%, and 34% for the years ended December 31, 2002, 2001 and 2000, respectively. The reduced tax rate is primarily due to an increase in tax exempt income earned on the Company's bank-owned life insurance and other tax exempt securities.

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

FINANCIAL CONDITION

  LOANS HELD FOR INVESTMENT

     Loans held for investment were $3.12 billion at December 31, 2002, an increase of $445.5 million, or 17% from December 31, 2001. Loans held for investment were $2.67 billion at December 31, 2001, an increase of $247.0 million, or 10%, from $2.43 billion at December 31, 2000.

     During the past five years loans have grown at an annualized rate of 21%. This growth is consistent with the Company's strategy of targeting corporate "middle market" and private banking customers and providing innovative products with superior customer service. This plan also includes establishing new branches in areas that demographically complement existing or targeted customer base, pursuing selected mergers/acquisitions that will add new markets, delivery systems and talent to the Company, and leveraging new or existing technology to improve the profitability of the Company and its customers.

     Loans increased during 2002 as the Company continued to expand its market presence in its defined primary market. The Company continues to take a conservative approach to credit underwriting, which it believes is a prudent course of action, especially in uncertain economic conditions. While the short-term outlook for economic conditions is unclear, the Company is optimistic about the future and has continued to invest in new products, services, and personnel that it believes will bring excellent opportunities for growth and expansion.

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

     The following table summarizes the loan portfolio of the Company by major category as of the dates indicated:

                                                         DECEMBER 31,
                             --------------------------------------------------------------------
                                     2002                    2001                    2000
                             --------------------    --------------------    --------------------
                               AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
                             ----------   -------    ----------   -------    ----------   -------
                                                    (DOLLARS IN THOUSANDS)
Commercial and
 industrial................  $1,296,849    41.59%    $1,084,114    40.56%    $  954,912    39.37%
Real estate:
 Construction and land
   development.............     748,272    24.00        698,423    26.13        641,128    26.43
 1-4 family residential....     447,534    14.35        344,133    12.88        335,934    13.85
 Commercial owner
   occupied................     458,033    14.69        320,336    11.99        265,534    10.95
 Farmland..................       7,679     0.25          4,854     0.18          5,753     0.24
 Other.....................      21,693     0.70         25,884     0.97         31,861     1.31
Consumer...................     137,891     4.42        194,714     7.29        190,376     7.85
                             ----------   ------     ----------   ------     ----------   ------
   Total loans held for
     investment............  $3,117,951   100.00%    $2,672,458   100.00%    $2,425,498   100.00%
                             ==========   ======     ==========   ======     ==========   ======

                                            DECEMBER 31,
                             -------------------------------------------
                                     1999                   1998
                             --------------------   --------------------
                               AMOUNT     PERCENT     AMOUNT     PERCENT
                             ----------   -------   ----------   -------
                                       (DOLLARS IN THOUSANDS)
Commercial and
 industrial................  $  749,816    38.29%   $  667,918    41.29%
Real estate:
 Construction and land
   development.............     500,547    25.57       299,220    18.50
 1-4 family residential....     290,057    14.81       273,387    16.90
 Commercial owner
   occupied................     212,371    10.84       187,093    11.57
 Farmland..................      13,218     0.67         8,416     0.52
 Other.....................      20,572     1.05        17,524     1.08
Consumer...................     171,714     8.77       164,018    10.14
                             ----------   ------    ----------   ------
   Total loans held for
     investment............  $1,958,295   100.00%   $1,617,576   100.00%
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

     The Company's commercial loans are generally underwritten on the basis of the borrower's ability to service such debt from cash flow. As a general practice, the Company takes as collateral a lien on any available real estate, equipment, or other assets and personal guarantees of company owners or project sponsors. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

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

     Loans collateralized by single-family residential real estate are typically originated in amounts of no more than 90% of appraised value. The Company typically requires mortgage title insurance and hazard insurance in the amount of the loan. Although the contractual loan payment periods for single-family residential real estate loans are generally for a 10 to 30 year period, such loans often remain outstanding for significantly shorter periods than their contractual terms.

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

     The contractual maturity ranges of the commercial and industrial and funded real estate construction and land development loan portfolio and the amount of such loans with fixed interest rates and floating interest rates in each maturity range as of December 31, 2002 are summarized in the following table:

                                                          DECEMBER 31, 2002
                                          --------------------------------------------------
                                                        AFTER ONE
                                          ONE YEAR OR    THROUGH       AFTER
                                             LESS       FIVE YEARS   FIVE YEARS     TOTAL
                                          -----------   ----------   ----------   ----------
                                                        (DOLLARS IN THOUSANDS)
Commercial and industrial...............  $  831,352     $392,886     $72,611     $1,296,849
Real estate construction and land
  development...........................     457,270      268,782      22,220        748,272
                                          ----------     --------     -------     ----------
          Total.........................  $1,288,622     $661,668     $94,831     $2,045,121
                                          ==========     ========     =======     ==========
Loans with a fixed interest rate........  $  504,326     $144,331     $41,784     $  690,441
Loans with a floating interest rate.....     784,296      517,337      53,047      1,354,680
                                          ----------     --------     -------     ----------
          Total.........................  $1,288,622     $661,668     $94,831     $2,045,121
                                          ==========     ========     =======     ==========

  LOANS HELD FOR SALE

     Loans held for sale of $101.4 million at December 31, 2002 increased from $87.0 million at December 31, 2001. These loans are carried at the lower of cost or market and are typically sold to investors within one year of origination. The market value of these loans is impacted by changes in current interest rates. An increase in interest rates would result in a decrease in the market value of these loans while a decrease in interest rates would result in an increase in the market value of these loans. The business of originating and selling loans is conducted by the Company's mortgage segment.

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

     The Company monitors changes in the level of energy prices, real estate values, borrower collateral, and the level of local, regional, national, and international economic activity. Recently, several major employers in the Houston market have either experienced financial difficulties or reductions in employment due to changes in the energy trading markets, corporate consolidations, or political events affecting the global economy. While these factors are significant, the Company's primary market area has managed to show a 12 month gain of approximately 4,500 jobs on an employment base estimated to be
2.1 million as of December 31, 2002. As of December 31, 2002, other than $4.3 million in charge-offs related to four commercial credits, these events have had no material effect on the Company's loan portfolio. For the year ended December 31, 2002, net charge-offs to average loans was 0.22%. The average for all FDIC insured banks was 1.12% for the nine months ended September 30, 2002. There can be no assurance, however, the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to changes in general economic conditions.

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

     Management believes that the allowance for loan losses at December 31, 2002 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at December 31, 2002.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                2002      2001      2000      1999      1998
                                               -------   -------   -------   -------   -------
                                                           (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning
  balance....................................  $31,390   $28,150   $22,436   $17,532   $14,385
Provision charged against operations.........   11,750     7,500     7,053     6,474     4,261
Charge-offs:
  Commercial and industrial..................   (5,784)   (3,663)     (714)     (906)     (862)
  Real estate:
     Construction and land development.......     (107)      (65)     (208)     (177)      (10)
     1-4 family residential..................     (126)     (171)       --        --        --
     Commercial owner occupied...............      (38)       --        --        --        --
     Farmland................................       --        --        --        --        --
     Other...................................      (64)      (94)     (100)       --        --
  Consumer...................................     (973)   (1,037)   (1,071)   (1,128)     (634)
                                               -------   -------   -------   -------   -------
Total charge-offs............................   (7,092)   (5,030)   (2,093)   (2,211)   (1,506)
                                               -------   -------   -------   -------   -------
Recoveries:
  Commercial and industrial..................      235       265       485       265        95
  Real estate:
     Construction and land development.......       --        --         7        12        63
     1-4 family residential..................       14        59        --        --        --
     Commercial owner occupied...............       --        --        --        --        --
     Farmland................................       --        --        --        --        --
     Other...................................      136        51        --        --        --
  Consumer...................................      351       395       262       364       216
                                               -------   -------   -------   -------   -------
Total recoveries.............................      736       770       754       641       374
                                               -------   -------   -------   -------   -------
Net charge-offs..............................   (6,356)   (4,260)   (1,339)   (1,570)   (1,132)
Adjustment to conform reporting periods......       --        --        --        --        18
Adjustment for sale of subsidiary............      (88)       --        --        --        --
                                               -------   -------   -------   -------   -------
Allowance for loan losses, ending balance....  $36,696   $31,390   $28,150   $22,436   $17,532
                                               =======   =======   =======   =======   =======
Allowance to period-end loans................     1.18%     1.17%     1.16%     1.15%     1.08%
Net charge-offs to average loans.............     0.22%     0.17%     0.06%     0.09%     0.08%
Allowance to period-end nonperforming
  loans......................................   244.82%   237.82%   297.82%   519.59%   441.39%

     The following table reflects the distribution of the allowance for loan losses among various categories of loans for the dates indicated. The Company has allocated portions of its general allowance for loan losses to cover the estimated losses inherent in particular risk categories of loans. This allocation is made for analytical purposes and is not necessarily indicative of the categories in which loan losses may occur. The total allowance is available to absorb losses from any category of loans.

                                                                DECEMBER 31,
                                    ---------------------------------------------------------------------
                                            2002                    2001                    2000
                                    ---------------------   ---------------------   ---------------------
                                              PERCENT OF              PERCENT OF              PERCENT OF
                                               LOANS TO                LOANS TO                LOANS TO
                                    AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS
                                    -------   -----------   -------   -----------   -------   -----------
                                                           (DOLLARS IN THOUSANDS)
Balance of allowance for loan
 losses applicable to:
 Commercial and industrial........  $15,637      41.59%     $13,554      40.56%     $12,219      39.37%
 Real estate:
   Construction and land
     development..................    6,825      24.00        7,395      26.13        5,733      26.43
   1-4 family residential.........    4,014      14.35        2,695      12.88        3,294      13.85
   Commercial owner occupied......    5,868      14.69        3,397      11.99        2,676      10.95
   Farmland.......................       53       0.25           34       0.18           40       0.24
   Other..........................    1,037       0.70        1,110       0.97        1,253       1.31
 Consumer.........................    3,262       4.42        3,205       7.29        2,935       7.85
                                    -------     ------      -------     ------      -------     ------
Total allowance for loan losses...  $36,696     100.00%     $31,390     100.00%     $28,150     100.00%
                                    =======     ======      =======     ======      =======     ======

                                                    DECEMBER 31,
                                    ---------------------------------------------
                                            1999                    1998
                                    ---------------------   ---------------------
                                              PERCENT OF              PERCENT OF
                                               LOANS TO                LOANS TO
                                    AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS
                                    -------   -----------   -------   -----------
                                               (DOLLARS IN THOUSANDS)
Balance of allowance for loan
 losses applicable to:
 Commercial and industrial........  $10,793      38.29%     $ 8,219      41.29%
 Real estate:
   Construction and land
     development..................    4,184      25.57        2,418      18.50
   1-4 family residential.........    2,498      14.81        2,424      16.90
   Commercial owner occupied......    1,962      10.84        1,767      11.57
   Farmland.......................       93       0.67           66       0.52
   Other..........................      143       1.05          134       1.08
 Consumer.........................    2,763       8.77        2,504      10.14
                                    -------     ------      -------     ------
Total allowance for loan losses...  $22,436     100.00%     $17,532     100.00%
                                    =======     ======      =======     ======

  NONPERFORMING ASSETS AND IMPAIRED LOANS

     Nonperforming assets, which include nonaccrual loans, accruing loans 90 or more days past due, restructured loans, and other real estate and foreclosed property, were $15.7 million at December 31, 2002, compared with $14.2 million at December 31, 2001 and $9.9 million at December 31, 2000. This resulted in a ratio of nonperforming assets to loans and other real estate of 0.50%, 0.53%, and 0.41% at December 31, 2002, 2001, and 2000, respectively. Nonaccrual loans, the largest component of nonperforming assets, were $13.1 million at December 31, 2002, an increase of $2.1 million from $11.0 million at December 31, 2001.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                          DECEMBER 31,
                                          --------------------------------------------
                                           2002      2001      2000     1999     1998
                                          -------   -------   ------   ------   ------
                                                     (DOLLARS IN THOUSANDS)
Nonaccrual loans........................  $13,113   $11,020   $8,345   $2,471   $2,369
Accruing loans 90 or more days past
  due...................................    1,876     2,179    1,107    1,847    1,352
Restructured loans......................       --        --       --       --      251
Other real estate and foreclosed
  property..............................      760     1,037      454    1,840    1,099
                                          -------   -------   ------   ------   ------
  Total nonperforming assets............  $15,749   $14,236   $9,906   $6,158   $5,071
                                          =======   =======   ======   ======   ======
Nonperforming assets to total loans and
  other real estate.....................     0.50%     0.53%    0.41%    0.31%    0.31%

     Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Gross interest income on nonaccrual loans that would have been recorded had these loans been performing as agreed was $814,000, $626,000 and $203,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

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

     A loan is considered impaired, based on current information and events, if management believes that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest past due. An insignificant delay (up to 90 days) or insignificant shortfall in the amount of payment does not constitute an impairment. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through the provision for loan losses. All nonaccrual loans and accruing loans 90 or more days past due are considered impaired at December 31, 2002.

     The following is a summary of loans considered to be impaired:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Impaired loans with no valuation allowance..................   $    --      $   510
Impaired loans with a valuation allowance...................    23,046       19,728
                                                               -------      -------
          Total recorded investment in impaired loans.......   $23,046      $20,238
                                                               =======      =======
Valuation allowance related to impaired loans...............   $ 3,646      $ 3,749
                                                               =======      =======

     The average recorded investment in impaired loans during 2002, 2001, and 2000 was $22.1 million, $15.5 million, and $9.3 million, respectively. Interest income on impaired loans of $456,000, $425,000, and $1.1 million was recognized for cash payments received in 2002, 2001 and 2000, respectively. The decrease in the valuation allowance related to impaired loans is the result of a change in the composition of these loans and charge-offs recorded in 2002.

  SECURITIES

     At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities classified as held to maturity are stated at cost, increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method, only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale at December 31, 2002.

     The amortized cost of securities classified as available for sale and held to maturity is as follows:

                                                               DECEMBER 31,
                                         --------------------------------------------------------
                                            2002         2001        2000       1999       1998
                                         ----------   ----------   --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Available for sale:
  U.S. Government and agency
    securities.........................  $  142,032   $   50,860   $169,069   $134,001   $183,602
  Mortgage-backed securities...........     869,872      872,974    618,523    678,523    623,964
  Municipal securities.................     105,143       85,047     27,920     17,021      6,247
  Federal Reserve Bank stock...........       4,431        4,230      3,949      2,981      2,442
  Federal Home Loan Bank stock.........      27,188        7,939     17,972     16,051      8,775
  Other securities.....................      30,777       41,169     15,491      7,286      3,894
                                         ----------   ----------   --------   --------   --------
         Total securities available for
           sale........................  $1,179,443   $1,062,219   $852,924   $855,863   $828,924
                                         ==========   ==========   ========   ========   ========
Held to maturity:
  U.S. Government securities...........  $       --   $       --   $     --   $ 12,761   $ 23,837
  Mortgage-backed securities...........          --           --         --     29,164     80,528
  Municipal securities.................          --           --         --     13,486     13,964
  Other securities.....................          --           --         --      3,533         --
                                         ----------   ----------   --------   --------   --------
         Total securities held to
           maturity....................  $       --   $       --   $     --   $ 58,944   $118,329
                                         ==========   ==========   ========   ========   ========

     The amortized cost and approximate fair value of securities classified as available for sale is as follows:

                                       DECEMBER 31, 2002                             DECEMBER 31, 2001
                          -------------------------------------------   -------------------------------------------
                                             GROSS                                         GROSS
                                          UNREALIZED                                    UNREALIZED
                          AMORTIZED    -----------------      FAIR      AMORTIZED    -----------------      FAIR
                             COST       GAIN      LOSS       VALUE         COST       GAIN      LOSS       VALUE
                          ----------   -------   -------   ----------   ----------   -------   -------   ----------
                                                           (DOLLARS IN THOUSANDS)
Available for sale:
U.S. Government and
 agency securities......  $ 142,032    $ 1,323   $    --   $  143,355   $  50,860    $ 1,294   $   (17)  $   52,137
Mortgage-backed
 securities.............    869,872     18,077    (1,194)     886,755     872,974      8,571    (2,825)     878,720
Municipal securities....    105,143      3,634      (190)     108,587      85,047        252    (1,524)      83,775
Federal Reserve Bank
 stock..................      4,431         --        --        4,431       4,230         --        --        4,230
Federal Home Loan Bank
 stock..................     27,188         --        --       27,188       7,939         --        --        7,939
Other securities........     30,777        107        --       30,884      41,169        356       (11)      41,514
                          ----------   -------   -------   ----------   ----------   -------   -------   ----------
Total securities
 available for sale.....  $1,179,443   $23,141   $(1,384)  $1,201,200   $1,062,219   $10,473   $(4,377)  $1,068,315
                          ==========   =======   =======   ==========   ==========   =======   =======   ==========

                                     DECEMBER 31, 2000
                          ---------------------------------------
                                           GROSS
                                         UNREALIZED
                          AMORTIZED   ----------------     FAIR
                            COST       GAIN     LOSS      VALUE
                          ---------   ------   -------   --------
                                  (DOLLARS IN THOUSANDS)
Available for sale:
U.S. Government and
 agency securities......  $169,069    $1,080   $  (819)  $169,330
Mortgage-backed
 securities.............   618,523     2,088    (7,395)   613,216
Municipal securities....    27,920       134       (27)    28,027
Federal Reserve Bank
 stock..................     3,949        --        --      3,949
Federal Home Loan Bank
 stock..................    17,972        --        --     17,972
Other securities........    15,491       201       (22)    15,670
                          --------    ------   -------   --------
Total securities
 available for sale.....  $852,924    $3,503   $(8,263)  $848,164
                          ========    ======   =======   ========

     In connection with the Citizens merger, the Company transferred all of Citizens' held to maturity debt securities to the available for sale category in 2000. The amortized cost of these securities at the time of transfer was $55.8 million and the unrealized gain was $267,000 ($174,000 net of income taxes).

     Securities totaled $1.20 billion at December 31, 2002, an increase of $132.9 million from $1.07 billion at December 31, 2001. During 2001, securities increased $220.2 million from $848.2 million at December 31, 2000. The yield on the securities portfolio for 2002 was 5.00% while the yield was 5.95% in 2001.

     Included in the Company's mortgage-backed securities at December 31, 2002 were agency issued collateral mortgage obligations with a book value of $357.8 million and a fair market value of $360.9 million and non-agency issued collateral mortgage obligations with a book value and fair market value of $112,000.

     At December 31, 2002, $683.0 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At December 31, 2002, approximately $17.6 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year and, accordingly, were less susceptible to declines in value should interest rates increase.

     The following table summarizes the contractual maturity of investments and their weighted average yields at December 31, 2002. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a separate component of other comprehensive income.

                                                                      DECEMBER 31, 2002
                             ----------------------------------------------------------------------------------------------------
                                                                       AFTER FIVE YEARS
                                                 AFTER ONE YEAR BUT       BUT WITHIN
                              WITHIN ONE YEAR     WITHIN FIVE YEARS        TEN YEARS        AFTER TEN YEARS
                             -----------------   -------------------   -----------------   -----------------
                             AMORTIZED           AMORTIZED             AMORTIZED           AMORTIZED
                               COST      YIELD      COST      YIELD      COST      YIELD     COST      YIELD     TOTAL      YIELD
                             ---------   -----   ----------   ------   ---------   -----   ---------   -----   ----------   -----
                                                                    (DOLLARS IN THOUSANDS)
U.S. Government
  securities...............  $  9,842    7.59%    $120,413     3.94%   $ 11,777    5.10%   $     --      --%   $  142,032   4.29%
Mortgage-backed
  securities...............     2,867    6.11        9,344     6.35     174,653    4.95     683,008    4.62       869,872   4.71
Municipal securities.......     2,215    4.34       10,564     4.55       9,080    4.53      83,284    4.82       105,143   4.76
Federal Reserve Bank
  stock....................     4,431    6.00           --       --          --      --          --      --         4,431   6.00
Federal Home Loan Bank
  stock....................    27,188    3.00           --       --          --      --          --      --        27,188   3.00
Other securities...........    27,214    1.33          762     6.02       1,571    3.74       1,230    4.41        30,777   1.92
Federal funds sold.........    37,700    0.50           --       --          --      --          --      --        37,700   0.50
Securities purchased under
  resale agreements........    20,000    1.15                                                                      20,000   1.15
Interest-bearing
  deposits.................     5,407    0.90           --       --          --      --          --      --         5,407   0.90
                             --------    ----     --------     ----    --------    ----    --------    ----    ----------   ----
  Total investments........  $136,864    2.14%    $141,083     4.18%   $197,081    4.93%   $767,522    4.64%   $1,242,550   4.36%
                             ========    ====     ========     ====    ========    ====    ========    ====    ==========   ====

  OTHER ASSETS

     Other assets were $140.4 million at December 31, 2002, a decrease of $38.3 million from $178.7 million at December 31, 2001. This decrease is primarily attributable to decreases in factored receivables. Factored receivables result from providing operating funds to businesses by converting their accounts receivable to cash. During 2002, factored receivables decreased $32.1 million to $23.0 million. This decrease was due to unusual customer cash needs at December 31, 2001 that were not experienced in 2002.

  DEPOSITS

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, interest-bearing demand, money market and time accounts. The Company relies primarily on its product and service offerings, high quality customer service, advertising, and competitive pricing policies to attract and retain these deposits. Deposits provide the primary source of funding for the Company's lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

     The Company had $149.4 million and $300,000 of its deposits classified as brokered funds at December 31, 2002 and 2001, respectively. The growth in brokered deposits is attributable to a major new treasury management relationship whereby the Bank provides banking and treasury management services to mortgage companies throughout the United States. Under this relationship, a referring source, whose business is to lend money to mortgage companies, introduces its customers to the Bank. Deposits garnered as a result of those introductions are classified as brokered deposits for financial and regulatory reporting purposes. In spite of this classification, management believes that the deposits in question are core and relationship in nature and that they do not have the characteristics or risks normally associated with brokered deposits.

     The Company's ratio of average demand deposits to average total deposits for the years ended December 31, 2002, 2001, and 2000 was 30%, 28%, and 30%, respectively.

     Average total deposits during 2002 increased to $3.47 billion from $3.20 billion in 2001, an increase of $277.4 million or 9%. Average noninterest-bearing deposits increased to $994.1 million in 2002 from $836.4 million in 2001. Average total deposits in 2001 rose to $3.20 billion from $2.82 billion in 2000, an increase of $374.9 million, or 13%.

     The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 2002, 2001, and 2000 are presented below:

                                                       YEARS ENDED DECEMBER 31,
                                       ---------------------------------------------------------
                                             2002                2001                2000
                                       -----------------   -----------------   -----------------
                                         AMOUNT     RATE     AMOUNT     RATE     AMOUNT     RATE
                                       ----------   ----   ----------   ----   ----------   ----
                                                        (DOLLARS IN THOUSANDS)
Interest-bearing demand..............  $   34,409   0.23%  $   62,510   0.50%  $   58,093   1.09%
Regular savings......................      94,388   0.88       81,799   1.58       74,380   2.28
Premium yield........................     830,690   1.61      851,951   3.41      659,979   5.25
Money market savings.................     593,691   1.04      461,433   2.21      425,414   3.16
CD's less than $100,000..............     293,752   3.63      302,885   5.25      289,183   5.32
CD's $100,000 and over...............     553,666   2.69      522,601   4.82      464,470   6.17
IRA's, QRP's and other...............      78,583   3.73       76,336   5.07       75,394   5.66
                                       ----------   ----   ----------   ----   ----------   ----
  Total interest-bearing deposits....   2,479,179   1.97%   2,359,515   3.64%   2,046,913   4.82%
                                       ----------   ====   ----------   ====   ----------   ====
Noninterest-bearing deposits.........     994,113             836,366             774,111
                                       ----------          ----------          ----------
  Total deposits.....................  $3,473,292          $3,195,881          $2,821,024
                                       ==========          ==========          ==========

     The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
3 months or less.....................................  $285,071   $348,782   $265,232
Between 3 months and 6 months........................    56,087     81,457    124,144
Between 6 months and 1 year..........................    68,934     75,461     61,774
Over 1 year..........................................   108,016     48,420     55,479
                                                       --------   --------   --------
  Total time deposits, $100,000 and over.............  $518,108   $554,120   $506,629
                                                       ========   ========   ========

  BORROWINGS

     Securities sold under repurchase agreements and other borrowings generally represent borrowings with maturities ranging from one to thirty days. Short-term borrowings consist of federal funds purchased and other bank borrowings. The Company's long-term borrowings generally consist of borrowings with the Federal Home Loan Bank maturing within one year. Information relating to these borrowings for the years ended December 31, 2002 and 2001 is summarized as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2002           2001
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Securities sold under repurchase agreements:
  Average...................................................  $271,304       $270,656
  Period-end................................................   275,443        358,401
  Maximum month-end balance during period...................   323,815        358,401
Interest rate:
  Weighted average for the period...........................      1.45%          3.17%
  Weighted average at period-end............................      1.15%          2.03%
Long-term borrowings:
  Average...................................................  $ 42,162       $  7,565
  Period-end................................................   107,049          7,410
  Maximum month-end balance during period...................   107,172          7,717
Interest rate:
  Weighted average for the period...........................      2.83%          7.00%
  Weighted average at period-end............................      2.28%          6.96%
Short-term borrowings
  Average...................................................  $326,675       $157,630
  Period-end................................................   408,381        222,168
  Maximum month-end balance during period...................   501,736        368,792
Interest rate:
  Weighted average for the period...........................      1.74%          3.93%
  Weighted average at period-end............................      1.26%          2.12%

  INTEREST RATE SENSITIVITY

     Asset and liability management is concerned with the timing and magnitude of the repricing of assets as compared to liabilities. It is the objective of the Company to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, management's strategy is to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Company adjusts its interest sensitivity during the year through changes in the mix of assets and liabilities and may use interest rate products such as interest rate swap and cap agreements. The Company's asset and liability management strategy is formulated and monitored by the Asset Liability Management Committee (the "ALCO"), which is composed of senior officers of the Bank and two outside directors, in accordance with policies approved by the Bank's Board of Directors. This Committee meets regularly to review, among other things, the sensitivity of the Bank's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The Asset Liability Committee also approves and establishes pricing and funding decisions with respect to the Bank's overall asset and liability composition. The Committee reviews the Bank's liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, retail and institutional deposit activity, current market conditions, and interest rates on both a local and national level.

     To effectively measure and manage interest rate risk, the Company uses simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

     The following table presents an analysis of the sensitivity inherent in the Company's net interest income and market value of portfolio equity. The data used to prepare the table is as of December 31, 2002, which may not be representative of average balances found at year end or any other time period. The analysis is a tool used by management that changes every month based on changes in the composition of the balance sheet. Management believes that, based on available information, the Bank has been and will continue to be slightly asset sensitive. The interest rate scenarios presented in the table include interest rates at December 31, 2002 and 2001 and as adjusted by instantaneous rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value sensitivity analysis presented includes assumptions that (i) the composition of the Company's interest sensitive assets and liabilities existing at year end will remain constant over the twelve month measurement period; and
(ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.

                                                    CHANGES IN INTEREST RATES
                                           -------------------------------------------
                                            -200      -100       0     +100      +200
                                           ------     -----     ----   -----     -----
Impact on net interest income
  December 31, 2002......................  (17.22)%   (6.17)%   0.00%   4.39%     6.83%
  December 31, 2001......................  (12.35)%   (5.44)%   0.00%   1.92%     3.59%
Impact on market value of portfolio
  equity:
  December 31, 2002......................  (10.27)%   (5.34)%   0.00%   2.44%     0.64%
  December 31, 2001......................   (5.48)%   (0.89)%   0.00%  (4.14)%   (8.16)%

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

     The Company's one-year cumulative GAP position at December 31, 2002 was a positive $656.5 million or 12.70% of assets. This is a one-day position that is continually changing and is not indicative of the Company's position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.

     The following table sets forth an interest rate sensitivity analysis for the Company as of December 31, 2002:

                                                         ONE TO         AFTER
                            0-90 DAYS    91-364 DAYS   THREE YEARS   THREE YEARS     TOTAL
                            ----------   -----------   -----------   -----------   ----------
                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Money market funds......  $   27,214    $      --     $      --    $       --    $   27,214
  Securities..............     139,834      243,652       369,132       399,611     1,152,229
  Loans...................   2,247,294      343,362       368,250       260,434     3,219,340
  Federal funds sold......      37,700           --            --            --        37,700
                            ----------    ---------     ---------    ----------    ----------
       Total
          interest-earning
          assets..........   2,452,042      587,014       737,382       660,045     4,436,483
                            ----------    ---------     ---------    ----------    ----------
Interest-bearing
  liabilities:
  Demand, money market and
     savings deposits.....     370,666      636,319       691,533        53,240     1,751,758
  Certificates of deposit
     and other time
     deposits.............     355,946      235,442       236,301        42,279       869,968
  Short-term borrowings...     683,824           --            --            --       683,824
  Long-term borrowings....          95      100,296           880         5,778       107,049
                            ----------    ---------     ---------    ----------    ----------
       Total
          interest-bearing
          liabilities.....   1,410,531      972,057       928,714       101,297     3,412,599
                            ----------    ---------     ---------    ----------    ----------
Period GAP................  $1,041,511    $(385,043)    $(191,332)   $  558,748    $1,023,884
                            ==========    =========     =========    ==========    ==========
Cumulative GAP............  $1,041,511    $ 656,468     $ 465,136    $1,023,884
                            ==========    =========     =========    ==========
Period GAP to total
  assets..................       20.15%       (7.45)%       (3.70)%       10.81%
Cumulative GAP to total
  assets..................       20.15%       12.70%         9.00%        19.81%

  LIQUIDITY

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

     Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Core deposits include all deposits, except certificates of deposit and other time deposits of $100,000 and over. Average core deposits funded approximately 71% of total interest-earning assets for the year ended December 31, 2002 and 74% for the same period in 2001.

     Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Bank has access to the FHLB for borrowing purposes. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources or operations.

     Subject to certain limitations, the Bank may borrow funds from the FHLB in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank's financial and operating condition. Borrowings from the FHLB to the Bank were approximately $353.3 million at December 31, 2002. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances. Unused borrowing capacity at December 31, 2002 was approximately $286.0 million. The Bank uses FHLB advances for both long-term and short-term liquidity needs. Other than normal banking operations, the Bank has no long-term liquidity needs. The Bank has never been involved with highly leveraged transactions that may cause unusual potential long-term liquidity needs.

     Payments due by period for the Company's contractual obligations (other than deposit liabilities) at December 31, 2002 are presented below:

                                                     AFTER ONE    AFTER THREE
                                          WITHIN    BUT WITHIN    BUT WITHIN    AFTER FIVE
                                         ONE YEAR   THREE YEARS   FIVE YEARS      YEARS       TOTAL
                                         --------   -----------   -----------   ----------   --------
                                                            (DOLLARS IN THOUSANDS)
Short-term borrowings..................  $408,381     $   --        $   --       $    --     $408,381
Long-term borrowings...................   100,391        880         1,028         4,750      107,049
Operating lease obligations............     4,605      8,935         4,086         5,558       23,184
                                         --------     ------        ------       -------     --------
Total contractual obligations..........  $513,377     $9,815        $5,114       $10,308     $538,614
                                         ========     ======        ======       =======     ========

  OFF-BALANCE SHEET ARRANGEMENTS

     The contractual amount of the Company's financial instruments with off-balance sheet risk expiring by period at December 31, 2002 is presented below:

                                                   AFTER ONE    AFTER THREE
                                        WITHIN    BUT WITHIN    BUT WITHIN    AFTER FIVE
                                       ONE YEAR   THREE YEARS   FIVE YEARS      YEARS        TOTAL
                                       --------   -----------   -----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Unfunded loan commitments including
  unfunded lines of credit..........   $798,812    $672,630      $108,556      $ 64,724    $1,644,722
Standby letters of credit...........    118,645      39,913         8,264            --       166,822
Commercial letters of credit........      5,795       1,466            --            --         7,261
Commitments to sell mortgage
  loans.............................     46,202          --            --            --        46,202
Guarantees on GNMA securities
  administered......................         --          --            --        82,482        82,482
                                       --------    --------      --------      --------    ----------
Total financial instruments with
  off-balance sheet risk............   $969,454    $714,009      $116,820      $147,206    $1,947,489
                                       ========    ========      ========      ========    ==========

     Due to the nature of the Company's unfunded loan commitments, including unfunded lines of credit, the amounts presented above do not necessarily represent amounts the Company anticipates funding in the periods presented above. During the last three years, the Company has experienced stable usage at 66% of unfunded loan commitments, including unfunded lines of credit.

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

     The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management's estimate of the allowance to increase or decrease and result in adjustments to the Company's provision for loan losses. See "-- Financial Condition -- Loan Review and Allowance for Loan Losses" and "Note 1 -- Nature of Operations and Summary of Significant Accounting Policies" for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

     Mortgage servicing rights assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, credit loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of mortgage servicing rights is considered a critical accounting estimate. See "Note 1 -- Nature of Operations and Summary of Significant Accounting Policies" and "Note 7 -- Mortgage Servicing Rights" for further discussion on the accounting for these assets.

  CAPITAL RESOURCES

     Shareholders' equity increased to $445.5 million at December 31, 2002 from $361.7 million at December 31, 2001, an increase of $83.8 million, or 23%, primarily from comprehensive income of $68.6 million and the exercise of stock options.

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

     The following table compares the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 2002 and 2001 to the minimum regulatory standards:

                                                                            MINIMUM TO BE
                                                                           WELL CAPITALIZED
                                                                             UNDER PROMPT
                                                     MINIMUM CAPITAL      CORRECTIVE ACTION
                                     ACTUAL            REQUIREMENT            PROVISIONS
                                ----------------     ----------------     ------------------
                                 AMOUNT    RATIO      AMOUNT    RATIO      AMOUNT     RATIO
                                --------   -----     --------   -----     ---------   ------
                                                   (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 2002
  Total Capital (to Risk
     Weighted Assets):
     The Company..............  $465,545   11.68%    $318,794   8.00%     $398,493    10.00%
     The Bank.................   450,853   11.33%     318,418   8.00%      398,023    10.00%
  Tier I Capital (to Risk
     Weighted Assets):
     The Company..............   428,849   10.76%     159,397   4.00%      318,794     8.00%
     The Bank.................   413,643   10.39%     159,209   4.00%      318,418     8.00%
  Tier I Capital (to Average
     Assets):
     The Company..............   428,849    9.43%     136,389   3.00%      227,315     5.00%
     The Bank.................   413,643    8.59%     144,524   3.00%      240,873     5.00%
AS OF DECEMBER 31, 2001
  Total Capital (to Risk
     Weighted Assets):
     The Company..............   385,463   11.27%     273,689   8.00%      342,111    10.00%
     The Bank.................   387,509   11.41%     271,594   8.00%      339,493    10.00%
  Tier I Capital (to Risk
     Weighted Assets):
     The Company..............   354,073   10.35%     136,844   4.00%      273,689     8.00%
     The Bank.................   355,802   10.48%     135,797   4.00%      271,594     8.00%
  Tier I Capital (to Average
     Assets):
     The Company..............   354,073    8.86%     119,872   3.00%      199,787     5.00%
     The Bank.................   355,802    8.53%     125,094   3.00%      208,490     5.00%

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

  OTHER MATTERS

     On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 amends APB Opinion No. 16, Business Combinations, to prohibit use of the pooling-of-interests (pooling) method of accounting for business combinations initiated after June 30, 2001 and require the use of purchase accounting.

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

     On October 24, 2002, the FASB approved SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 amends previously issued guidance regarding the accounting and reporting for the acquisition of all or part of a financial institution, effective for acquisitions after October 1, 2002. The statement also provides guidance on the accounting for the impairment or disposal of core deposits. This standard will impact any acquisitions the Company makes beginning in 2003.

     On December 31, 2002, the FASB approved SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, it amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

     On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2002 the maximum potential amount of future payments is $166.8 million. See "Note 16 -- Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk" for a discussion of significant guarantees that have been entered into by the Company. The Company does not expect the requirements of FIN No. 45 to have a material impact on its financial condition or results of operations.

     On January 17, 2003, the FASB issued Interpretation No. 46, ("FIN No. 46") Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 ("ARB No. 51"), Consolidated

Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Company relies on an extensive loan review process to mitigate its credit risk. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Loan Review and Allowance for Loan Losses" herein.

     Management may use derivative contracts to manage its exposure to commitments to originate mortgage loans. All of the derivatives utilized by the Company are for purposes other than trading. The derivatives utilized consist of purchased options on FNMA or FHLMC guaranteed mortgage-backed securities and forward delivery commitments with FNMA and other secondary market investors. These financial instruments are used to reduce the Company's exposure to the effects of fluctuations in interest rates on the Company's lending and secondary marketing activities. The notional amount and fair value of such derivatives was immaterial at December 31, 2002 and 2001.

     Interest rate risk is the change in value due to changes in interest rates. This risk is addressed by the Company's ALCO, which includes senior management and Board of Director representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company's balance sheet in part to minimize the potential impact on net portfolio value and net interest income despite changes in interest rates. The Company's exposure to interest rate risk is reviewed on a monthly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to reduce the exposure to interest rate fluctuations, the Company has implemented strategies to more closely match its balance sheet composition. Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of the Company's assets minus the market value of its liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes. The Company measures the impact on market value for an immediate and sustained 200 basis point increase and decrease (shock) in interest rates.

     In addition, reference is made to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Interest Rate Sensitivity and Liquidity" which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements, the reports thereon and the notes thereto commencing at page 49 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table represents summarized data for each of the quarters in fiscal 2002 and 2001 (in thousands, except earnings per share).

                                                2002                                       2001
                                -------------------------------------      -------------------------------------
                                FOURTH     THIRD    SECOND     FIRST       FOURTH     THIRD    SECOND     FIRST
                                QUARTER   QUARTER   QUARTER   QUARTER      QUARTER   QUARTER   QUARTER   QUARTER
                                -------   -------   -------   -------      -------   -------   -------   -------
Interest income...............  $59,650   $61,231   $59,582   $57,952      $60,464   $64,560   $65,427   $70,696
Interest expense..............   14,122    15,490    14,677    15,490       18,518    23,786    26,908    31,946
                                -------   -------   -------   -------      -------   -------   -------   -------
  Net interest income.........   45,528    45,741    44,905    42,462       41,946    40,774    38,519    38,750
Provision for loan losses.....    3,000     3,000     3,250     2,500        2,000     2,000     1,750     1,750
                                -------   -------   -------   -------      -------   -------   -------   -------
  Net interest income after
    provision for loan
    losses....................   42,528    42,741    41,655    39,962       39,946    38,774    36,769    37,000
Noninterest income............   20,001    16,520    17,675    16,195       15,726    14,938    14,030    13,464
Noninterest expense...........   39,459    38,144    37,251    36,224       35,235    33,580    32,341    32,029
                                -------   -------   -------   -------      -------   -------   -------   -------
  Income before income
    taxes.....................   23,070    21,117    22,079    19,933       20,437    20,132    18,458    18,435
Provision for income taxes....    7,153     6,555     6,897     6,388        6,451     6,460     5,914     5,920
                                -------   -------   -------   -------      -------   -------   -------   -------
Net income....................  $15,917   $14,562   $15,182   $13,545      $13,986   $13,672   $12,544   $12,515
                                =======   =======   =======   =======      =======   =======   =======   =======
Basic earnings per common
  share.......................  $  0.47   $  0.43   $  0.46   $  0.41      $  0.42   $  0.42   $  0.38   $  0.38
Diluted earnings per common
  share.......................  $  0.46   $  0.42   $  0.44   $  0.40      $  0.41   $  0.40   $  0.37   $  0.37
Weighted average common shares
  outstanding.................   34,566    34,726    34,412    34,081       33,983    34,083    34,037    34,141

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 2002.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding the directors and persons nominated to become directors of the Company, reference is made to the information presented in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (the "2003 Proxy Statement"). All of such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     For information concerning the compensation paid by the Company during the year ended December 31, 2002 to its executive officers, reference is made to the information presented in the 2003 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning the beneficial ownership of the common stock of the Company by its directors and officers and by certain other beneficial owners, reference is made to the information presented in the 2003 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information regarding certain business relationships and related transactions involving the Company's officers and directors, reference is made to the information presented in the 2003 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     During 2002, management dedicated extensive time, resources, and capital into the development and implementation of a comprehensive enterprise-wide risk management system ("ERM"). The process placed all activities of the Company into 14 processes with 12 process owners. In the initial assessment, a catalogue of the key risks in the Company were identified for ongoing monitoring. Detailed risk assessments were then conducted to determine the risk profile. Infrastructure supporting the ERM includes a Board Risk Committee, an internal Risk Management Committee, and centralized Risk Management supervision. An automated application, Enterprise Risk Management System ("ERMS"), has also been developed to facilitate execution of this methodology. The basic ERMS system has been implemented and is updated on a regular basis. Management is in the process of developing measurement criteria and risk performance indicators for the various risk processes.

     The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of December 31, 2002 and concluded that those disclosure controls and procedures are effective.

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) and (d) Financial Statements and Financial Statement Schedules

     The financial statements and financial statement schedule listed on the accompanying Index to Financial Statements and Schedule (see page 47) are filed as part of this Form 10-K.

     (b) Reports On Form 8-K

     Three reports on Form 8-K were filed by the Company during the three months ended December 31, 2002:

          (i) A Current Report on Form 8-K dated October 4, 2002 was filed on October 4, 2002; Item 9 and Item 7.

          (ii) A Current Report on Form 8-K dated October 10, 2002 was filed on October 11, 2002; Item 5 and Item 7.

          (iii) A Current Report on Form 8-K dated November 5, 2002 was filed on November 5, 2002; Item 5 and Item 7.

     (c) *Exhibits

     3.1     --  Articles of Incorporation of the Company, restated as of May
                 1, 2001 (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement No. 333-60190)
     3.2     --  Bylaws of the Company (Restated as of December 31, 1996)

     4.1     --  Specimen Common Stock certificate
   **4.2     --  Loan Agreement (and form of $10,000,000 Promissory Note)
                 dated March 30, 2000, between the Company and Bank of
                 Oklahoma, N.A.
   **4.3     --  Loan Agreement (and form of $5,000,000 Promissory Note)
                 dated June 30, 2000, between the Company and Bank of
                 Oklahoma, N.A.
   **4.4     --  Assumption and Modification Agreement dated December 29,
                 2000 and First Amendment thereto dated January 10, 2001,
                 between Southwest Bank of Texas National Association and
                 American General Life and Accident Insurance Company,
                 relating to Third Modification of Promissory Note (in the
                 original principal amount of $6,250,000), Deed of Trust and
                 Security Agreement and of Assignment of Leases and Rents
   +10.1     --  1989 Stock Option Plan, amended and restated as of May 29,
                 1998 (incorporated by reference to Exhibit 10.1 to the
                 Company's Quarterly Report on Form 10-Q for the quarterly
                 period ended March 31, 2000)
   +10.2     --  1993 Stock Option Plan, amended and restated as of May 29,
                 1998 (incorporated by reference to Exhibit 10.2 to the
                 Company's Quarterly Report on Form 10-Q for the quarterly
                 period ended March 31, 2000)
   +10.3     --  Form of Stock Option Agreement under 1989 Stock Option Plan and 1993 Stock Option Plan
   +10.4     --  1996 Stock Option Plan, as amended January 24, 2000
                 (incorporated by reference to Exhibit 10.4 to the Company's
                 Annual Report on Form 10-K for the year ended December 31,
                 1999)
   +10.5     --  Form of Incentive Stock Option Agreement under 1996 Stock
                 Option Plan
   +10.6     --  Form of Non-qualified Stock Option Agreement under 1996
                 Stock Option Plan
   +10.7     --  Form of Stock Option Agreement for Directors under 1996
                 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's Form S-1 Registration Statement No.
                 333-16509)
   +10.8     --  Form of Change in Control Agreement, dated as of January 1,
                 2000, between the Company and each of Joseph H. Argue, J.
                 Nolan Bedford, David C. Farries, James R. Massey, Randall E.
                 Meyer and Steve D. Stephens (incorporated by reference to
                 Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                 for the quarterly period ended June 30, 2000)
***+10.9     --  Form of Change in Control Agreement, dated as of January 1,
                 2000, between the Company and each of John Drew, Debra
                 Innes, Marylyn Manis, George Marshall and John McWhorter.
***+10.10    --  Form of Change in Control Agreement, dated as of January 1,
                 2001, between the Company and each of Dale Andreas, Kenneth
                 Olan, Barbara Vilutis and Lane Ward.
   +10.11    --  Employment Agreement, amended and restated as of February
                 17, 2001, between the Company and Walter E. Johnson
                 (incorporated by reference to Exhibit 10.11 to the Company's
                 Annual Report on Form 10-K for the year ended December 31,
                 2000)
  + 10.12    --  Employment Agreement between the Company and John H. Echols, dated as of December 31, 2000 (incorporated by reference to
                 Exhibit 10.1 to the Company's Current Report on Form 8-K
                 filed January 2, 2001)
  + 10.13    --  Restricted Stock Plan (incorporated by reference to Appendix
                 B to the Company's Proxy Statement dated March 16, 2001 for its 2001 Annual Meeting of Shareholders)
   +10.14    --  Form of Restricted Stock Agreement under the Restricted
                 Stock Plan (incorporated by reference to Exhibit 4.6 to the
                 Company's Form S-8 Registration Statement No. 333-60190)
   +10.15    --  Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 4.3 to the Company's Form S-8
                 Registration Statement No. 333-74452)
   +10.16    --  Form of Deferral Election Form under Non-Employee Directors
                 Deferred Fee Plan (incorporated by reference to Exhibit 4.4 to the Company's Form S-8 Registration Statement No.
                 333-74452)
    10.17    --  Purchase and Sale Agreement between TCP Renaissance
                 Partners, L.P. and Southwest Bank of Texas, N.A., dated May
                 24, 2002 (incorporated by reference to Exhibit 10.1 to the
                 Company's Quarterly Report on Form 10-Q for the quarterly
                 period ended September 30, 2002).
   +10.18    --  1996 Stock Option Plan, Amended and Restated as of June 4,
                 2002 (incorporated by reference to Exhibit 10.1 to the
                 Company's Quarterly Report on Form 10-Q for the quarterly
                 period ended June 30, 2002).

   +10.19    --  Change in Control Agreement between the Company and Paul B.
                 Murphy, Jr., Amended and Restated as of June 4, 2002
                 (incorporated by reference to Exhibit 10.2 to the Company's
                 Quarterly Report on Form 10-Q for the quarterly period ended
                 June 30, 2002).
***+10.20    --  First Amendment to Change In Control Agreement [Two Year],
                 dated as of June 4, 2002 between the Company and Kenneth W.
                 Olan.
***+10.21    --  Form of Change in Control Agreement [Three Year], dated as of July 15, 2002, between the Company and Scott J. McLean.
***+10.22    --  Form of Change in Control Agreement [Two Year], dated as of
                 September 16, 2002, between the Company and Paul A. Port.
 ***21.1     --  List of subsidiaries of the Company
 ***23.1     --  Consent of PricewaterhouseCoopers LLP
 ***99.1     --  Certification of the Chief Executive Officer Pursuant to 18
                 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.
 ***99.2     --  Certification of the Chief Financial Officer Pursuant to 18
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

Date: March 6, 2003

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

              /s/ WALTER E. JOHNSON                  Chairman of the Board and Director   March 6, 2003
 ------------------------------------------------
                Walter E. Johnson


             /s/ PAUL B. MURPHY, JR.                   Director, President and Chief      March 6, 2003
 ------------------------------------------------            Executive Officer
                Paul B. Murphy, Jr                     (Principal Executive Officer)


               /s/ RANDALL E. MEYER                  Executive Vice President and Chief   March 6, 2003
 ------------------------------------------------       Financial Officer (Principal
                 Randall E. Meyer                            Financial Officer)


              /s/ R. JOHN MCWHORTER                      Senior Vice President and        March 6, 2003
 ------------------------------------------------     Controller (Principal Accounting
                R. John McWhorter                                 Officer)


                /s/ CARIN M. BARTH                                Director                March 6, 2003
 ------------------------------------------------
                  Carin M. Barth


              /s/ JOHN B. BROCK III                               Director                March 6, 2003
 ------------------------------------------------
                John B. Brock III


              /s/ ERNEST H. COCKRELL                              Director                March 6, 2003
 ------------------------------------------------
                Ernest H. Cockrell


               /s/ J. DAVID HEANEY                                Director                March 6, 2003
 ------------------------------------------------
                 J. David Heaney


                /s/ PAUL W. HOBBY                                 Director                March 6, 2003
 ------------------------------------------------
                  Paul W. Hobby


               /s/ JOHN W. JOHNSON                                Director                March 6, 2003
 ------------------------------------------------
                 John W. Johnson

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                /s/ BARRY M. LEWIS                                Director                March 6, 2003
 ------------------------------------------------
                  Barry M. Lewis


                /s/ FRED R. LUMMIS                                Director                March 6, 2003
 ------------------------------------------------
                  Fred R. Lummis


             /s/ ANDRES PALANDJOGLOU                              Director                March 6, 2003
 ------------------------------------------------
               Andres Palandjoglou


            /s/ ADOLPH A. PFEFFER, JR.                            Director                March 6, 2003
 ------------------------------------------------
              Adolph A. Pfeffer, Jr.


           /s/ WILHELMINA E. ROBERTSON                            Director                March 6, 2003
 ------------------------------------------------
             Wilhelmina E. Robertson


            /s/ THOMAS F. SORIERO, SR.                            Director                March 6, 2003
 ------------------------------------------------
              Thomas F. Soriero, Sr.


           /s/ STANLEY D. STEARNS, JR.                            Director                March 6, 2003
 ------------------------------------------------
             Stanley D. Stearns, Jr.

I, Paul B. Murphy, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of Southwest Bancorporation of Texas, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of December 31, 2002 (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated February 25, 2003

                                                /s/ PAUL B. MURPHY, JR.
                                          --------------------------------------
                                          Paul B. Murphy, Jr.
                                          Director, President and Chief
                                          Executive Officer

I, Randall E. Meyer, certify that:

     1. I have reviewed this annual report on Form 10-K of Southwest Bancorporation of Texas, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of December 31, 2002 (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated February 25, 2003

                                                 /s/ RANDALL E. MEYER
                                          --------------------------------------
                                          Randall E. Meyer
                                          Executive Vice President and Chief
                                          Financial Officer

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements
  Report of Independent Accountants.........................   50
  Consolidated Balance Sheet as of December 31, 2002 and
     2001...................................................   51
  Consolidated Statement of Income for the Years Ended
     December 31, 2002, 2001 and 2000.......................   52
  Consolidated Statement of Changes in Shareholders' Equity
     for the Years Ended December 31, 2002, 2001 and 2000...   53
  Consolidated Statement of Cash Flows for the Years Ended
     December 31, 2002, 2001 and 2000.......................   54
  Notes to Consolidated Financial Statements................   55

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Southwest Bancorporation of Texas, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the consolidated financial position of Southwest Bancorporation of Texas, Inc. and Subsidiaries (the "Company") at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 28, 2003

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2002            2001
                                                              -------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                   PER SHARE AMOUNTS)
                                          ASSETS

Cash and due from banks.....................................   $  472,257      $  272,823
Federal funds sold and other cash equivalents...............       63,107          72,633
                                                               ----------      ----------
          Total cash and cash equivalents...................      535,364         345,456
Securities -- available for sale............................    1,201,200       1,068,315
Loans held for sale.........................................      101,389          87,024
Loans held for investment...................................    3,117,951       2,672,458
Allowance for loan losses...................................      (36,696)        (31,390)
Premises and equipment, net.................................       92,227          59,924
Accrued interest receivable.................................       20,160          20,706
Other assets................................................      140,362         178,663
                                                               ----------      ----------
          Total assets......................................   $5,171,957      $4,401,156
                                                               ==========      ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand -- noninterest-bearing.............................   $1,290,323      $  987,752
  Demand -- interest-bearing................................       36,222          38,373
  Money market accounts.....................................    1,618,417       1,403,796
  Savings...................................................       97,119          86,237
  Time, $100 and over.......................................      518,108         554,120
  Other time................................................      351,860         358,355
                                                               ----------      ----------
          Total deposits....................................    3,912,049       3,428,633
Securities sold under repurchase agreements.................      275,443         358,401
Other borrowings............................................      515,430         229,578
Accrued interest payable....................................        1,654           2,562
Other liabilities...........................................       21,858          18,840
                                                               ----------      ----------
          Total liabilities.................................    4,726,434       4,038,014
                                                               ----------      ----------
Minority interest in consolidated subsidiary................           --           1,408
                                                               ----------      ----------
Commitments and contingencies


Shareholders' equity:
  Common stock -- $1 par value, 150,000,000 shares
     authorized; 33,856,065 issued and outstanding at
     December 31, 2002 and 32,924,098 issued and outstanding
     at December 31, 2001...................................       33,856          32,924
  Additional paid-in capital................................       87,651          73,388
  Retained earnings.........................................      310,758         251,552
  Accumulated other comprehensive income....................       13,258           3,870
                                                               ----------      ----------
          Total shareholders' equity........................      445,523         361,734
                                                               ----------      ----------
          Total liabilities and shareholders' equity........   $5,171,957      $4,401,156
                                                               ==========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
Interest income:
  Loans.....................................................  $180,658   $205,123   $210,990
  Securities................................................    56,959     53,297     57,755
  Federal funds sold and other..............................       798      2,727      3,421
                                                              --------   --------   --------
          Total interest income.............................   238,415    261,147    272,166
                                                              --------   --------   --------
Interest expense:
  Deposits..................................................    48,962     85,834     98,688
  Other borrowings..........................................    10,817     15,324     22,974
                                                              --------   --------   --------
          Total interest expense............................    59,779    101,158    121,662
                                                              --------   --------   --------
          Net interest income...............................   178,636    159,989    150,504
Provision for loan losses...................................    11,750      7,500      7,053
                                                              --------   --------   --------
          Net interest income after provision for loan
            losses..........................................   166,886    152,489    143,451
                                                              --------   --------   --------
Noninterest income:
  Service charges on deposit accounts.......................    37,142     27,653     20,765
  Investment services.......................................     9,302      7,244      6,017
  Other fee income..........................................     9,378     11,954     11,208
  Other operating income....................................     8,950      8,123      4,350
  Gain on sale of loans, net................................     3,882      3,170      1,020
  Gain (loss) on sale of securities, net....................     1,737         14       (467)
                                                              --------   --------   --------
          Total noninterest income..........................    70,391     58,158     42,893
                                                              --------   --------   --------
Noninterest expenses:
  Salaries and employee benefits............................    87,562     78,049     67,060
  Occupancy expense.........................................    24,066     21,532     18,021
  Professional expense......................................     8,626      7,530      7,063
  Losses on deposit accounts................................     3,855      1,698      1,820
  Other operating expenses..................................    26,929     24,352     22,071
  Merger-related expenses and other charges.................        --         --      4,122
  Minority interest.........................................        40         24        119
                                                              --------   --------   --------
          Total noninterest expenses........................   151,078    133,185    120,276
                                                              --------   --------   --------
          Income before income taxes........................    86,199     77,462     66,068
Provision for income taxes..................................    26,993     24,745     22,607
                                                              --------   --------   --------
          Net income........................................  $ 59,206   $ 52,717   $ 43,461
                                                              ========   ========   ========
Earnings per common share:
          Basic.............................................  $   1.77   $   1.60   $   1.34
                                                              ========   ========   ========
          Diluted...........................................  $   1.72   $   1.55   $   1.29
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                          ACCUMULATED
                                              COMMON STOCK       ADDITIONAL                  OTHER                      TOTAL
                                          --------------------    PAID-IN     RETAINED   COMPREHENSIVE   TREASURY   SHAREHOLDERS'
                                            SHARES     DOLLARS    CAPITAL     EARNINGS      INCOME        STOCK        EQUITY
                                          ----------   -------   ----------   --------   -------------   --------   -------------
                                                                          (DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1999..............  32,877,395   $32,877    $62,229     $157,716     ($15,770)     ($3,976)     $233,076
 Exercise of stock options..............     687,161       687      8,023                                                8,710
 Forfeiture of stock options............                              (44)                                                 (44)
 Deferred compensation amortization.....                               48                                                   48
 Cash dividends paid by Citizens........                                       (2,342)                                  (2,342)
 Cancellation of treasury stock.........    (858,647)     (858)    (3,234)                                 4,092            --
 Purchase of treasury stock.............                                                                    (116)         (116)
 Creation of treasury stock.............                               44                                    (44)           --
 Conversion of partnership to a C
   Corp.................................                            2,669                                                2,669
 Comprehensive income:
   Net income for the year ended
     December 31, 2000..................                                       43,461                                   43,461
   Net change in unrealized appreciation
     on securities available for sale,
     net of deferred taxes of $7,015....                                                     12,289                     12,289
   Reclassification adjustment for
     losses included in net income, net
     of deferred taxes of $206..........                                                        374                        374
                                                                                                                      --------
       Total comprehensive income.......                                                                                56,124
                                          ----------   -------    -------     --------     --------      -------      --------
BALANCE, DECEMBER 31, 2000..............  32,705,909    32,706     69,735     198,835        (3,107)         (44)      298,125
 Exercise of stock options..............     219,221       219      3,441                                                3,660
 Deferred compensation amortization.....                              233                                                  233
 Issuance of treasury stock for
   options..............................      (1,032)       (1)       (21)                                    44            22
 Comprehensive income:
   Net income for the year ended
     December 31, 2001..................                                       52,717                                   52,717
   Net change in unrealized appreciation
     on securities available for sale,
     net of deferred taxes of $3,879....                                                      6,605                      6,605
   Reclassification adjustment for
     losses included in net income, net
     of deferred taxes of $204..........                                                        372                        372
                                                                                                                      --------
       Total comprehensive income.......                                                                                59,694
                                          ----------   -------    -------     --------     --------      -------      --------
BALANCE, DECEMBER 31, 2001..............  32,924,098    32,924     73,388     251,552         3,870           --       361,734
 Exercise of stock options..............     769,703       770     13,572                                               14,342
 Issuance of restricted common stock,
   net..................................     162,264       162       (162)                                                  --
 Deferred compensation amortization.....                              853                                                  853
 Comprehensive income:
   Net income for the year ended
     December 31, 2002..................                                       59,206                                   59,206
   Net change in unrealized appreciation
     on securities available for sale,
     net of deferred taxes of $6,195....                                                     11,427                     11,427
   Reclassification adjustment for gains
     included in net income, net of
     deferred taxes of $696.............                                                     (1,264)                    (1,264)
   Minimum pension liability, net of
     deferred taxes of $418.............                                                       (775)                      (775)
                                                                                                                      --------
       Total comprehensive income.......                                                                                68,594
                                          ----------   -------    -------     --------     --------      -------      --------
BALANCE, DECEMBER 31, 2002..............  33,856,065   $33,856    $87,651     $310,758     $ 13,258      $    --      $445,523
                                          ==========   =======    =======     ========     ========      =======      ========

   The accompanying notes are an integral part of the consolidated financial statements.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  59,206   $  52,717   $  43,461
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses...............................     11,750       7,500       7,053
    Depreciation............................................      9,201       7,735       6,076
    Impairment of mortgage servicing rights, net............      2,371          --          --
    Realized (gain) loss on securities available for sale,
      net...................................................     (1,737)        (14)        467
    Amortization and accretion of securities' premiums and
      discounts, net........................................      6,058         583       2,378
    Amortization of mortgage servicing rights...............      4,180       3,130       1,610
    Amortization of computer software.......................      3,677       2,707       1,937
    Other amortization......................................        853         490         229
    Minority interest in net income of consolidated
      subsidiary............................................         40          24         119
    Gain on sale of loans, net..............................     (3,882)     (3,170)     (1,020)
    Gain on sale of subsidiary..............................     (1,068)         --          --
    Origination of loans held for sale and mortgage
      servicing rights......................................   (200,706)   (145,001)    (60,741)
    Proceeds from sales of loans............................    188,227     144,645      45,607
    Income tax benefit from exercise of stock options.......      6,500       1,812       5,075
    (Increase) decrease in accrued interest receivable,
      prepaid expenses and other assets.....................     30,221      (7,925)    (32,056)
    Increase (decrease) in accrued interest payable and
      other liabilities.....................................      1,115      (7,871)      9,484
    Other, net..............................................       (839)       (391)        215
                                                              ---------   ---------   ---------
        Net cash provided by operating activities...........    115,167      56,971      29,894
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Proceeds from maturity of securities available for sale...     25,370     137,972       2,890
  Proceeds from maturity of securities held to maturity.....         --          --       8,705
  Principal paydowns of mortgage-backed securities available
    for sale................................................    445,632     182,096      97,614
  Principal paydowns of mortgage-backed securities held to
    maturity................................................         --          --       7,215
  Proceeds from sale of securities available for sale.......    139,436      80,782      54,290
  Proceeds from sale of subsidiary, net of cash sold........     (3,003)         --          --
  Purchase of securities available for sale.................   (724,668)   (629,515)   (100,470)
  Purchase of securities held to maturity...................         --          --     (10,368)
  Purchase of Federal Reserve Bank stock....................       (294)       (762)         --
  Proceeds from redemption of Federal Home Loan Bank
    stock...................................................      5,699      10,126          --
  Purchase of Federal Home Loan Bank stock..................    (24,395)         --          --
  Net increase in loans held for investment.................   (461,126)   (242,520)   (467,742)
  Purchase of Bank-owned life insurance policies............         --     (50,000)         --
  Purchase of premises and equipment........................    (46,947)    (18,857)    (21,100)
  Other, net................................................      1,101       1,006          50
                                                              ---------   ---------   ---------
        Net cash used in investing activities...............   (643,195)   (529,672)   (428,916)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Net increase in noninterest-bearing demand deposits.......    309,613      95,456     175,511
  Net increase (decrease) in time deposits..................    (33,882)      5,197     206,038
  Net increase in other interest-bearing deposits...........    231,470     234,110     180,688
  Net increase (decrease) in securities sold under
    repurchase agreements...................................    (82,958)    146,601      (5,038)
  Net increase (decrease) in other short-term borrowings....    186,212     (76,050)     26,701
  Payments on long-term borrowings..........................       (361)       (333)     (2,880)
  Proceeds from long-term borrowings........................    100,000          --      15,000
  Net proceeds from exercise of stock options...............      7,842       1,870       3,636
  Purchase of treasury stock................................         --          --        (116)
  Payment of dividends by Citizens..........................         --          --      (3,124)
  Other, net................................................         --          --        (162)
                                                              ---------   ---------   ---------
        Net cash provided by financing activities...........    717,936     406,851     596,254
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........    189,908     (65,850)    197,232
Cash and cash equivalents at beginning of period............    345,456     411,306     214,074
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of period..................  $ 535,364   $ 345,456   $ 411,306
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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the "Company") and its direct and indirect wholly-owned subsidiaries. The consolidated financial statements also include the accounts of First National Bank of Bay City, a 58% owned indirect subsidiary of the Company, through November 1, 2002. On this date, the Company sold its interest in this subsidiary and recognized a gain of approximately $1,068, which has been recorded as a component of other operating income in the 2002 consolidated statement of income. The results of operations of First National Bank of Bay City were insignificant to the consolidated Company. All material intercompany accounts and transactions have been eliminated.

     Substantially all of the Company's revenue and income is derived from the operations of Southwest Bank of Texas National Association (the "Bank") and Mitchell Mortgage Company, LLC ("Mitchell"). The Bank provides a full range of commercial and private banking services to small and middle market businesses and individuals in the Houston metropolitan area. Mitchell originates, sells and services single family residential mortgages, residential and commercial construction loans and commercial mortgages.

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

     The Company maintains noninterest-bearing cash reserve balances with the Federal Reserve Bank. The average of such cash balances was approximately $13,028 and $9,924 for the years ended December 31, 2002 and 2001, respectively.

  SECURITIES

     Debt securities which management intends and has the ability to hold to maturity are classified as held to maturity. Securities held to maturity are stated at cost, increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method. The Company had no held to maturity debt securities at December 31, 2002 and 2001.

     Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors, are classified as available for sale and are carried at fair value. Fair values of securities are estimated based on available market quotations. Unrealized holding gains and temporary losses, net of taxes, on available for sale securities are reported as a separate component of other comprehensive income until realized. The amortized cost of securities available for sale is increased by accretion of discounts and reduced by amortization of premiums, both computed by the

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES interest method. Gains and losses on the sale of available for sale securities are determined using the specific identification method.

     Trading securities are carried at fair value. Realized and unrealized gains and losses on trading securities are recognized in the consolidated statement of income as they occur. The Company held no trading securities at December 31, 2002 and 2001.

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

     A loan is considered impaired, based on current information and events, if management believes that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest past due. An insignificant delay (up to 90 days) or insignificant shortfall in the amount of payment does not constitute an impairment. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through the provision for loan losses. All nonaccrual loans and accruing loans 90 or more days past due are considered impaired at December 31, 2002.

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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

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

     The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Company may ultimately incur losses which vary from management's current estimates. Adjustments to the allowance for loan losses are reported in the period such adjustments become known or are reasonably estimable.

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

  INVESTMENTS IN UNCONSOLIDATED INVESTEES

     Investments in unconsolidated investees are accounted for using the equity method of accounting when the Company has the ability to exercise significant influence, but not control, over the investees.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

  MORTGAGE SERVICING

     Mortgage servicing rights represent the right to receive future mortgage servicing fees. The Company recognizes as separate assets the right to service mortgage loans for others, whether the servicing rights are acquired through a separate purchase or through loan origination by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. The Company periodically evaluates the carrying value of the mortgage servicing rights in relation to the present value of the estimated future net servicing revenue based on management's best estimate of the amount and timing of expected future cash flows, including assumptions about loan repayment rates, credit loss experience, and costs to service, as well as discount rates that consider the risk involved.

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

     Mortgage loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of mortgage loans serviced for others was approximately $1,068,000, $1,281,000 and $1,317,000 at December 31, 2002, 2001 and 2000, respectively.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $30,177 and $44,991 at December 31, 2002 and 2001, respectively.

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

  STOCK-BASED COMPENSATION

     The Company applies the intrinsic value method in accounting for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"). In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") which, if fully adopted by the Company, would change the method the Company applies in recognizing the expense of its stock-based compensation plans for awards subsequent to 1994. Adoption of the expense recognition provisions of SFAS No. 123 is optional and the Company decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS No. 123 are required by SFAS No. 123 and are presented below.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

     If the fair value based method of accounting under SFAS No. 123 had been applied, the Company's net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Net income
  As reported...........................................  $59,206   $52,717   $43,461
  Pro forma.............................................  $57,009   $50,267   $41,812
Stock-based compensation cost, net of income taxes
  As reported...........................................  $   586   $   159   $    32
  Pro forma.............................................  $ 2,783   $ 2,609   $ 1,681
Basic earnings per common share
  As reported...........................................  $  1.77   $  1.60   $  1.34
  Pro forma.............................................  $  1.70   $  1.53   $  1.29
Diluted earnings per common share
  As reported...........................................  $  1.72   $  1.55   $  1.29
  Pro forma.............................................  $  1.65   $  1.48   $  1.24

     The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

  DERIVATIVE FINANCIAL INSTRUMENTS

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

  NEW ACCOUNTING PRONOUNCEMENTS

     On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 amends APB Opinion No. 16, Business Combinations, to prohibit

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES use of the pooling-of-interests (pooling) method of accounting for business combinations initiated after June 30, 2001 and require the use of purchase accounting.

     Goodwill generated from purchase business combinations consummated prior to the issuance of SFAS No. 142 was amortized on a straight-line basis over 20 years. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be tested at least annually for impairment. The Company adopted this standard on January 1, 2002 and the impact of adoption was immaterial.

     On October 24, 2002, the FASB approved SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 amends previously issued guidance regarding the accounting and reporting for the acquisition of all or part of a financial institution. The statement also provides guidance on the accounting for impairment of core deposits. It is effective for acquisitions after October 1, 2002. This standard will impact any acquisitions the Company makes beginning in 2003.

     On December 31, 2002, the FASB approved SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, it amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

     On November 25, 2002, the FASB issued FASB Interpretation No. 45, ("FIN No. 45") Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2002 the maximum potential amount of future payments is $166,822. See "Note 16 -- Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk" for a discussion of significant guarantees that have been entered into by the Company. The Company does not expect the requirements of FIN No. 45 to have a material impact on its financial condition or results of operations.

     On January 17, 2003, the FASB issued Interpretation No. 46, ("FIN No. 46") Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 ("ARB No. 51"), Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

     The Company's consolidated financial statements have been restated to include the accounts and operations of Citizens and CBLP for all periods presented. Separate interest income and net income amounts of the merged entities are presented in the following table:

                                                                2000
                                                              --------
Interest income:
  Periods prior to consummation:
     Company................................................  $243,830
     Citizens and CBLP......................................    28,336
                                                              --------
     Total interest income..................................  $272,166
                                                              ========
Net income:
  Periods prior to consummation:
     Company................................................  $ 37,825
     Citizens and CBLP......................................     5,636
                                                              --------
          Total net income..................................  $ 43,461
                                                              ========

3.  SECURITIES

     The amortized cost and fair value of securities classified as available for sale is as follows:

                                                         DECEMBER 31, 2002
                                            -------------------------------------------
                                                         GROSS UNREALIZED
                                            AMORTIZED    -----------------
                                               COST       GAIN      LOSS     FAIR VALUE
                                            ----------   -------   -------   ----------
Available for sale:
  U.S. Government and agency securities...  $  142,032   $ 1,323   $    --   $  143,355
  Mortgage-backed securities..............     869,872    18,077    (1,194)     886,755
  Municipal securities....................     105,143     3,634      (190)     108,587
  Federal Reserve Bank stock..............       4,431        --        --        4,431
  Federal Home Loan Bank stock............      27,188        --        --       27,188
  Other securities........................      30,777       107        --       30,884
                                            ----------   -------   -------   ----------
          Total securities available for
            sale..........................  $1,179,443   $23,141   $(1,384)  $1,201,200
                                            ==========   =======   =======   ==========

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
                                            ==========   =======   =======   ==========

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

     The scheduled maturities of securities classified as available for sale is as follows:

                                          DECEMBER 31, 2002         DECEMBER 31, 2001
                                       -----------------------   -----------------------
                                       AMORTIZED                 AMORTIZED
                                          COST      FAIR VALUE      COST      FAIR VALUE
                                       ----------   ----------   ----------   ----------
Available for sale:
  Within one year....................  $   12,057   $   12,566   $   21,622   $   21,990
  After one year through five
     years...........................     130,977      132,086       25,777       28,032
  After five years through ten
     years...........................      20,857       21,417       22,545       36,862
  Over ten years.....................      83,284       85,873       65,963       49,028
                                       ----------   ----------   ----------   ----------
                                          247,175      251,942      135,907      135,912
  Mortgage-backed securities.........     869,872      886,755      872,974      878,720
  Federal Reserve Bank stock.........       4,431        4,431        4,230        4,230
  Federal Home Loan Bank stock.......      27,188       27,188        7,939        7,939
  Other securities...................      30,777       30,884       41,169       41,514
                                       ----------   ----------   ----------   ----------
          Total securities available
            for sale.................  $1,179,443   $1,201,200   $1,062,219   $1,068,315
                                       ==========   ==========   ==========   ==========

     Securities with a carrying value of $700,715 and $675,658 at December 31, 2002 and 2001, respectively, have been pledged to collateralize repurchase agreements, public deposits, Federal Home Loan Bank borrowings and other items.

     In connection with the Citizens merger on December 29, 2000, the Company transferred all of Citizens' held to maturity debt securities to the available for sale category. The amortized cost of these securities at the time of transfer was $55,800 and the unrealized gain was $267 ($174 net of income taxes).

     Gross gains of $2,299, $602 and $307 and gross losses of $562, $588 and $774 were recognized on sales of investment securities for the years ended December 31, 2002, 2001 and 2000, respectively. The tax benefit (expense) applicable to these net realized gains and losses was ($608), ($5) and $163, respectively.

4.  LOANS

     A summary of loans outstanding follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Commercial and industrial...................................  $1,299,737   $1,086,844
Real estate:
  Construction and land development.........................     752,451      701,903
  1-4 family residential....................................     447,581      344,198
  Other.....................................................     487,999      351,611
Consumer....................................................     138,128      195,499
Less:
  Unearned income and fees, net of related costs............      (7,945)      (7,597)
  Allowance for loan losses.................................     (36,696)     (31,390)
                                                              ----------   ----------
Loans held for investment, net..............................   3,081,255    2,641,068
Loans held for sale.........................................     101,389       87,024
                                                              ----------   ----------
          Total loans, net..................................  $3,182,644   $2,728,092
                                                              ==========   ==========

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

     An analysis of the allowance for loan losses, which includes activity related to allowances on impaired loans calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5, is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Allowance for loan losses, beginning balance............  $31,390   $28,150   $22,436
Provision charged against operations....................   11,750     7,500     7,053
Charge-offs.............................................   (7,092)   (5,030)   (2,093)
Recoveries..............................................      736       770       754
Adjustment for sale of subsidiary.......................      (88)       --        --
                                                          -------   -------   -------
Allowance for loan losses, ending balance...............  $36,696   $31,390   $28,150
                                                          =======   =======   =======

     The following is a summary of loans considered to be impaired:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Impaired loans with no valuation allowance..................  $    --   $   510
Impaired loans with a valuation allowance...................   23,046    19,728
                                                              -------   -------
          Total recorded investment in impaired loans.......  $23,046   $20,238
                                                              =======   =======
Valuation allowance related to impaired loans...............  $ 3,646   $ 3,749
                                                              =======   =======

     The average recorded investment in impaired loans during 2002, 2001, and 2000 was $22,085, $15,528, and $9,347, respectively. Interest income on impaired loans of $456, $425, and $1,056 was recognized for cash payments received in 2002, 2001 and 2000, respectively. The decrease in the valuation allowance related to impaired loans is the result of a change in the composition of these loans and charge-offs recorded in 2002.

     The Company has loans, deposits, and other transactions with its principal shareholders, officers, directors and organizations with which such persons are associated which were made in the ordinary course of business. The aggregate amount of term loans to such related parties was $46,562 and $11,838 at December 31, 2002 and 2001, respectively. Following is an analysis of activity with respect to these amounts:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Balance, beginning of year..................................  $11,838   $ 9,471
New loans...................................................   36,418     3,414
Repayments..................................................   (1,694)   (1,047)
                                                              -------   -------
Balance, end of year........................................  $46,562   $11,838
                                                              =======   =======
Revolving lines of credit to related parties................  $73,389   $71,234
Amount outstanding under revolving lines of credit..........   39,979    36,477

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

5.  PREMISES AND EQUIPMENT

     Premises and equipment consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Land........................................................  $ 14,499   $ 11,282
Premises and leasehold improvements.........................    72,066     42,820
Furniture and equipment.....................................    71,631     60,241
                                                              --------   --------
                                                               158,196    114,343
Less accumulated depreciation and amortization..............   (65,969)   (54,419)
                                                              --------   --------
                                                              $ 92,227   $ 59,924
                                                              ========   ========

6.  OTHER ASSETS

     Other assets consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Other real estate and foreclosed property...................  $    760   $  1,037
Deferred income taxes.......................................     1,792      9,676
Goodwill....................................................     2,590      2,590
Banker's acceptances........................................       572      1,275
Investment in unconsolidated investees......................     7,345      6,782
Cash value of Bank-owned life insurance.....................    87,511     82,650
Factored receivables........................................    23,034     55,178
Mortgage servicing rights, net..............................     8,257     12,008
Other.......................................................     8,501      7,467
                                                              --------   --------
                                                              $140,362   $178,663
                                                              ========   ========

     Investments in unconsolidated investees represent equity investments in enterprises that primarily make investments in middle market businesses in the form of debt and equity capital. Unfunded commitments to unconsolidated investees were approximately $5,726 at December 31, 2002. The Company has no other guarantees of investee activity.

7.  MORTGAGE SERVICING RIGHTS

     The Company originates, sells and services single family residential mortgages and commercial mortgages through its ownership of Mitchell. Through Mitchell, the Company also originates and services residential and commercial construction loans. The Company periodically evaluates the carrying value of the mortgage servicing rights in relation to the present value of the estimated future net servicing revenue based on management's best estimate of the amount and timing of expected future cash flows. Any excess carrying value is recorded as a valuation allowance with the provision recorded as a component of other fee income in the accompanying statement of income.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

     The following table summarizes the changes in capitalized mortgage servicing rights for the periods indicated:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Balance, beginning of period................................  $12,008   $12,334
Originations................................................    1,996     2,247
Purchases...................................................      804       557
Scheduled amortization......................................   (1,176)   (1,087)
Payoff amortization.........................................   (3,004)   (2,043)
                                                              -------   -------
Balance before valuation allowance..........................   10,628    12,008
Less: Valuation allowance...................................   (2,371)       --
                                                              -------   -------
Balance, end of period......................................  $ 8,257   $12,008
                                                              =======   =======

     The fair value of these servicing rights was approximately $9,793 and $13,574 at December 31, 2002 and 2001, respectively. The fair value of servicing rights was determined using discount rates ranging from 10.0% to 20.5% and prepayment speeds ranging from 363.7% to 1,047.7% of standard Public Securities Association prepayment speeds, depending upon the stratification of the specific mortgage servicing right.

     The managed servicing portfolio totaled $1,068,000 at December 31, 2002 and $1,281,000 at December 31, 2001. Capitalized mortgage servicing rights represent 77 basis points and 94 basis points of the portfolio serviced at December 31, 2002 and 2001, respectively.

     To the extent that capitalized mortgage servicing rights exceed fair value, a valuation allowance is recorded. During the third quarter of 2002, due to the significant decline in interest rates, the fair value of the Company's capitalized mortgage servicing rights declined. As a result, the Company recorded a $2,700 valuation allowance. Management believes the decline in the fair value of capitalized mortgage servicing rights should be considered temporary. The following table summarizes the changes in the valuation allowance for capitalized mortgage servicing rights for the period indicated:

                                                              DECEMBER 31,
                                                                  2002
                                                              ------------
Balance, beginning of year..................................     $   --
Provision for capitalized mortgage servicing rights in
  excess of fair value......................................      2,700
Recovery for fair value in excess of capitalized mortgage
  servicing rights..........................................       (329)
                                                                 ------
Balance, end of year........................................     $2,371
                                                                 ======

     The provision for capitalized mortgage servicing rights in excess of fair value and subsequent recovery are included in the other fee income in the consolidated statement of income for the year ended December 31, 2002. No such provision was recognized in prior years.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

8.  DEPOSITS

     At December 31, 2002, scheduled maturities of time deposits are summarized as follows:

                                                               DECEMBER 31,
                                                                   2002
                                                               ------------
2003........................................................     $591,849
2004........................................................      127,965
2005........................................................      107,876
2006........................................................        5,492
2007........................................................       36,331
Thereafter..................................................          455
                                                                 --------
                                                                 $869,968
                                                                 ========

     At December 31, 2002 and 2001, the aggregate amount of deposits from related parties was $111,875 and $91,464, respectively.

     Brokered deposits were $149,351 and $300 at December 31, 2002 and 2001, respectively. The growth in brokered deposits is attributable to a major new treasury management relationship whereby the Bank provides banking and treasury management services to mortgage companies throughout the United States. Under this relationship, a referring source, whose business is to lend money to mortgage companies, introduces its customers to the Bank. Deposits garnered as a result of those introductions are classified as brokered deposits for financial and regulatory reporting purposes.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

9.  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER BORROWINGS

     Securities sold under repurchase agreements and other borrowings generally represent borrowings with maturities ranging from one to thirty days. Short-term borrowings consist of federal funds purchased and other bank borrowings. The Company's long-term borrowings generally consist of borrowings with the Federal Home Loan Bank maturing within one year. Information relating to these borrowings is summarized as follows:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2002           2001
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Securities sold under repurchase agreements:
  Average...................................................    $271,304       $270,656
  Period-end................................................     275,443        358,401
  Maximum month-end balance during period...................     323,815        358,401
Interest rate:
  Weighted average for the period...........................        1.45%          3.17%
  Weighted average at period-end............................        1.15%          2.03%
Long-term borrowings:
  Average...................................................    $ 42,162       $  7,565
  Period-end................................................     107,049          7,410
  Maximum month-end balance during period...................     107,172          7,717
Interest rate:
  Weighted average for the period...........................        2.83%          7.00%
  Weighted average at period-end............................        2.28%          6.96%
Short-term borrowings
  Average...................................................    $326,675       $157,630
  Period-end................................................     408,381        222,168
  Maximum month-end balance during period...................     501,736        368,792
Interest rate:
  Weighted average for the period...........................        1.74%          3.93%
  Weighted average at period-end............................        1.26%          2.12%

     Securities sold under repurchase agreements generally include U.S. Government and agency securities and are maintained in safekeeping by correspondent banks. The Company enters into these repurchase agreements as a service to its customers.

     Subject to certain limitations, the Bank may borrow funds from the FHLB in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank's financial and operating condition. Borrowings from the FHLB by the Bank were approximately $353,300 and $132,700 at December 31, 2002 and 2001, respectively, and are included as a component of other borrowings in the accompanying consolidated balance sheet. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances. Unused borrowing capacity at December 31, 2002 was approximately $286,000.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

     At December 31, 2002, the contractual maturities of long-term borrowings are as follows:

                                                              DECEMBER 31,
                                                                  2002
                                                              ------------
2003........................................................    $100,390
2004........................................................         422
2005........................................................         457
2006........................................................         494
2007........................................................         534
Thereafter..................................................       4,752
                                                                --------
                                                                $107,049
                                                                ========

10.  INCOME TAXES

     The income tax provision (benefit) for the years ended December 31, 2002, 2001 and 2000 is composed of the following:

                                                           2002      2001      2000
                                                          -------   -------   -------
Current.................................................  $24,235   $25,208   $24,287
Deferred................................................    2,758      (463)   (1,680)
                                                          -------   -------   -------
  Total.................................................  $26,993   $24,745   $22,607
                                                          =======   =======   =======

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects are as follows:

                                                DECEMBER 31, 2002       DECEMBER 31, 2001
                                              ---------------------   ---------------------
                                               TEMPORARY      TAX      TEMPORARY      TAX
                                              DIFFERENCES   EFFECT    DIFFERENCES   EFFECT
                                              -----------   -------   -----------   -------
Future deductible differences:
  Allowance for loan losses.................    $25,346     $ 8,871     $30,515     $10,775
  Mortgage servicing rights.................      2,208         773       1,831         641
  Bank premises.............................      2,380         833       4,965       1,738
  Unfunded pension liability................      1,193         418          --          --
  Other.....................................      1,133         397         362         127
                                                -------     -------     -------     -------
          Deferred income tax asset.........    $32,260      11,292     $37,673      13,281
                                                =======     -------     =======     -------
Future taxable differences:
  Unrealized gain on securities available
     for sale...............................    $21,758       7,725     $ 6,096       2,226
  Market discount on securities.............      2,348         822       1,771         620
  Federal Home Loan Bank stock dividends....      2,722         953       2,168         759
                                                -------     -------     -------     -------
          Deferred income tax liability.....    $26,828       9,500     $10,035       3,605
                                                =======     -------     =======     -------
Net deferred tax asset......................                $ 1,792                 $ 9,676
                                                            =======                 =======

     In connection with the Company's merger with Citizens and CBLP in 2000, the Company recorded deferred tax assets of $2,669 with an offsetting credit to additional paid in capital related to differences in the

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES tax bases of assets and liabilities and their financial reporting amounts. Such deferred taxes were not previously recorded by CBLP as it was organized as a limited partnership.

     The reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Statutory federal income tax rate...........................  35.00%   35.00%   35.00%
Tax-exempt income from Bank-owned life insurance............  (1.90)   (2.02)   (0.88)
Tax-exempt interest income..................................  (1.95)   (1.49)   (0.89)
Other.......................................................   0.16     0.45     0.86
                                                              -----    -----    -----
Effective income tax rate...................................  31.31%   31.94%   34.09%
                                                              =====    =====    =====

11.  EMPLOYEE BENEFITS

  STOCK-BASED COMPENSATION PLAN

     The Company sponsors, and currently grants awards under, the Southwest Bancorporation of Texas, Inc. 1996 Stock Option Plan (the "Stock Option Plan"), which is a stock-based compensation plan as described below. The Company has also sponsored similar stock-based compensation plans in prior years.

  THE STOCK OPTION PLAN

     Under the 1996 Stock Option Plan, the Company is authorized to issue up to 4,500,000 shares of common stock pursuant to "Awards" granted in the form of incentive stock options which qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options which do not qualify under Section 422 of the Code, and stock appreciation rights. Awards may be granted to selected employees and directors of the Company or any subsidiary. The Stock Option Plan provides that the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant, and that the exercise price of any nonqualified stock option may be equal to, greater than or less than the fair market value of the common stock on the date of grant.

     The Company granted 638,000, 386,725 and 636,605 stock options in 2002, 2001 and 2000, respectively. These stock options were granted with an exercise price as determined in each individual grant agreement. The majority of the options granted vest over a five year period commencing on the date of grant (i.e., 60% vest on the third anniversary of the date of grant and 20% vest on each of the next two anniversaries of the date of grant) with the remaining options vesting over a period not to exceed five years.

     In accordance with APB 25, compensation expense is recognized for discounted stock options granted and for performance-based stock options granted (but not for the stock options having exercise prices equal to the fair market value on the date of grant). The Company has recognized $19, $33 and $4 of compensation expense in connection with these grants in 2002, 2001 and 2000, respectively.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

     A summary of the status of the Company's stock options as of December 31, 2002, 2001, and 2000 and the change during the years is as follows:

                                         2002                    2001                    2000
                                 ---------------------   ---------------------   ---------------------
                                 NUMBER OF    WEIGHTED   NUMBER OF    WEIGHTED   NUMBER OF    WEIGHTED
                                   SHARES     AVERAGE      SHARES     AVERAGE      SHARES     AVERAGE
                                 UNDERLYING   EXERCISE   UNDERLYING   EXERCISE   UNDERLYING   EXERCISE
                                  OPTIONS      PRICES     OPTIONS      PRICES     OPTIONS      PRICES
                                 ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of the
  year.........................  2,735,933     $14.72    2,630,613     $12.06    2,823,171     $ 8.97
Granted at-the-money...........    638,000      31.20      386,725      30.40      636,605      19.19
Exercised......................   (769,703)     10.31     (219,221)      9.00     (687,161)      5.26
Forfeited......................    (31,134)     22.35      (62,184)     19.62     (142,002)     15.66
                                 ---------     ------    ---------     ------    ---------     ------
Outstanding at end of year.....  2,573,096     $20.00    2,735,933     $14.72    2,630,613     $12.06
                                 =========     ======    =========     ======    =========     ======
Exercisable at end of year.....  1,200,105     $12.42    1,619,187     $10.06    1,671,146     $ 9.09
                                 =========     ======    =========     ======    =========     ======

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model with the following weighted-average assumptions for grants in 2002, 2001 and 2000: dividend yield of 0.00%: risk-free interest rates of 4.33%, 5.92% and 6.47%, respectively; the expected lives of options of 5 years; and a volatility of 29.76%, 29.26% and 29.30%, respectively. The weighted average fair value of options granted during the year is as follows:

                                                               2002     2001    2000
                                                              ------   ------   -----
Weighted-average fair value of options granted
  at-the-money..............................................  $10.68   $11.24   $7.30
Weighted-average fair value of all options granted during
  the year..................................................  $10.68   $11.24   $7.30

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

                                          OPTIONS OUTSTANDING
                                  ------------------------------------    OPTIONS EXERCISABLE
                                                 WEIGHTED                ----------------------
                                                  AVERAGE     WEIGHTED                 WEIGHTED
                                                 REMAINING    AVERAGE                  AVERAGE
                                    NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES          OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
------------------------          -----------   -----------   --------   -----------   --------
$0.20 to $5.20..................     260,540          *        $ 3.08       247,815     $ 3.08
$5.35 to $11.16.................     380,435        4.3          8.69       375,645       8.69
$11.72 to $15.25................     122,288        7.9         12.63        72,782      10.53
$15.38 to $20.19................     805,828        8.7         17.95       368,506      16.97
$20.20 to $36.63................     892,345        9.3         29.80        98,197      30.63
$36.63 to $41.91................     111,660        9.0         39.65        37,160      40.25
                                   ---------        ---        ------     ---------     ------
$0.20 to $41.91.................   2,573,096          *        $19.87     1,200,105     $12.42
                                   =========        ===        ======     =========     ======

---------------

* All options, with an exercise price between $0.20 to $5.20, are exercisable while the employee remains an employee at the Company and cease to be exercisable three months after termination of employment.

  THE RESTRICTED STOCK PLAN

     Under the Restricted Stock Plan implemented in 2001, the Company is authorized to issue up to 300,000 shares of common stock pursuant to "Awards" granted thereunder. The shares of common stock are issued to the participant at the time the Award is made or at some later date, and the shares are subject to certain

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES restrictions against disposition and certain obligations to forfeit such shares to the Company under certain circumstances.

     The Company granted Awards covering 118,000 and 47,335 shares of common stock at a weighted-average fair value of $32.29 and $31.75 in 2002 and 2001, respectively. The shares covered by these Awards generally vest over a five year period commencing on the date of grant; provided, however, that 100% of the shares may vest earlier if certain performance standards have been met by the Company. None of these shares are exercisable at December 31, 2002.

     In accordance with APB 25, compensation expense is recognized for the performance-based Awards granted under the Restricted Stock Plan. The Company has recognized $834 and $200 of compensation expense in connection with the above Awards in 2002 and 2001, respectively.

  NON-EMPLOYEE DIRECTORS DEFERRED FEE PLAN

     On November 28, 2001, the Directors of the Company approved and adopted a Non-Employee Directors Deferred Fee Plan, pursuant to which each Director of the Company and each Director of the Bank may elect to defer receipt of all or one-half of his compensation for serving as a director, committee member or committee chairman for a period of time selected by the Director that terminates no later than the date he ceases to be a Board member. The deferred amounts credited to his account during each calendar quarter are deemed to be invested in a number of shares of the Company's common stock determined by dividing the amount of the Director's compensation deferred for that quarter by the closing sale price of the common stock reported by NASDAQ on the last trading day of the quarter and multiplying that result by 1.25 (rounding up to the nearest whole share). Payment from the Director's account will commence as soon as reasonably practicable after the earlier of the director's termination as a member of the Company's or Bank's Board of Directors or the date specified by the director when he elects to make the deferral. The payment from each account will be either lump sum or up to five installments of the Company's common stock. A total of 25,000 shares of Company common stock have been reserved for issuance under the Non-Employee Directors Deferred Fee Plan. The Company has credited 7,015 phantom stock units to Director accounts under this plan.

  BENEFIT PLANS

     The Company has adopted a contributory profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees (the "401(k) Plan"). Each year the Company determines, at its discretion, the amount of matching contributions. The Company presently matches 100% of the employee contributions not to exceed 5% of the employee's annual compensation. Total plan expense charged to the Company's operations for the years ended December 31, 2002, 2001 and 2000 was $2,510, $2,246 and $1,744, respectively.

     The 401(k) Plan provides that the Company may contribute shares of common stock of the Company (valued at the approximate fair market value on the date of contribution) instead of cash. No shares were issued to the 401(k) Plan in 2002, 2001, and 2000.

     Prior to December 31, 2000, Citizens had a defined benefit pension plan covering substantially all of their employees. The benefits under the plan were based on years of service and the employee's final average monthly compensation. Effective December 31, 2000, the Company curtailed the defined benefit pension plan. Pursuant to the curtailment, no further benefits will be accrued under the plan from and after December 31, 2000 and no individual who is not currently a participant in the plan shall be eligible to become a participant in the plan. Each participant who was an employee at December 31, 2000 became 100% vested in his or her

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES accrued benefit on December 31, 2000. The total pension benefit obligation under the plan is immaterial to the consolidated financial statements.

     The three wholly-owned subsidiary banks of Citizens had a profit sharing plan covering substantially all of their employees. The profit sharing plan was funded on an annual basis as determined by the Banks' Boards of Directors. Contributions to the profit sharing plan were $573 for the year ended December 31, 2000. Effective October 1, 2000, the profit sharing plan was converted to Citizens' 401(k) plan.

12. EARNINGS PER COMMON SHARE

     Earnings per common share is computed as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2002      2001      2000
                                                            -------   -------   -------
Net income................................................  $59,206   $52,717   $43,461
                                                            =======   =======   =======
Divided by average common shares and common share
  equivalents:
  Average common shares...................................   33,476    32,855    32,397
  Average common shares issuable under the stock option
     plan.................................................      970     1,221     1,232
                                                            -------   -------   -------
Total average common shares and common share
  equivalents.............................................   34,446    34,076    33,629
                                                            =======   =======   =======
Basic earnings per common share...........................  $  1.77   $  1.60   $  1.34
                                                            =======   =======   =======
Diluted earnings per common share.........................  $  1.72   $  1.55   $  1.29
                                                            =======   =======   =======

     Stock options outstanding of 148,734, 94,759, and 8,644 for the years ended December 2002, 2001, and 2000, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of the Company's common stock.

13.  COMMITMENTS AND CONTINGENCIES

  LITIGATION

     The Company is involved in various litigation that arises in the normal course of business. In the opinion of management, after consultation with its legal counsel, such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  LEASES

     At December 31, 2002 the Company has certain noncancelable operating leases which cover the company's premises with approximate future minimum annual rental payments as follows:

2003........................................................  $ 4,605
2004........................................................    4,539
2005........................................................    4,396
2006........................................................    3,625
2007........................................................      461
Thereafter..................................................    5,558
                                                              -------
                                                              $23,184
                                                              =======

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

     The Company leases a portion of the available space in owned buildings that is not utilized. Lease rental income for years ended December 31, 2002, 2001 and 2000 was $1,474, $737, and $1,273, respectively. Rent expense for the years ended December 31, 2002, 2001 and 2000 was $5,438, $6,487, and $4,672,
respectively.

     At December 31, 2002, future minimum lease payments to be received from long-term leases are as follows:

2003........................................................  $ 1,911
2004........................................................    1,744
2005........................................................    1,642
2006........................................................    1,512
2007........................................................    1,050
Thereafter..................................................    1,308
                                                              -------
                                                              $ 9,167
                                                              =======

14.  REGULATORY CAPITAL COMPLIANCE

     The Company and the Bank are subject to regulatory risk-based capital requirements that assign risk factors to all assets, including off-balance sheet items such as loan commitments and standby letters of credit. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Capital is separated into two categories, Tier 1 and Tier 2, which combine for total capital. At December 31, 2002, the Company's and Bank's Tier 1 capital consists of their respective shareholders' equity adjusted for minority interest in equity accounts of consolidated subsidiaries, goodwill, and various other intangibles and Tier 2 consists of the allowance for loan losses subject to certain limitations. The guidelines require total capital of 8% of risk-weighted assets.

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

     As of December 31, 2002, the most recent notification from the regulators categorized the Bank and the Company as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the category.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

     The following table compares the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 2002 and 2001 to the minimum regulatory standards:

                                                                         MINIMUM TO BE
                                                                        WELL CAPITALIZED
                                                                          UNDER PROMPT
                                                    MINIMUM CAPITAL    CORRECTIVE ACTION
                                      ACTUAL          REQUIREMENT          PROVISIONS
                                 ----------------   ----------------   ------------------
                                  AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT     RATIO
                                 --------   -----   --------   -----   ---------   ------
As of December 31, 2002
  Total Capital (to Risk
     Weighted Assets):
     The Company...............  $465,545   11.68%  $318,794   8.00%   $398,493    10.00%
     The Bank..................   450,853   11.33%   318,418   8.00%    398,023    10.00%
  Tier I Capital (to Risk
     Weighted Assets):
     The Company...............   428,849   10.76%   159,397   4.00%    318,794     8.00%
     The Bank..................   413,643   10.39%   159,209   4.00%    318,418     8.00%
  Tier I Capital (to Average
     Assets):
     The Company...............   428,849    9.43%   136,389   3.00%    227,315     5.00%
     The Bank..................   413,643    8.59%   144,524   3.00%    240,873     5.00%
As of December 31, 2001
  Total Capital (to Risk
     Weighted Assets):
     The Company...............   385,463   11.27%   273,689   8.00%    342,111    10.00%
     The Bank..................   387,509   11.41%   271,594   8.00%    339,493    10.00%
  Tier I Capital (to Risk
     Weighted Assets):
     The Company...............   354,073   10.35%   136,844   4.00%    273,689     8.00%
     The Bank..................   355,802   10.48%   135,797   4.00%    271,594     8.00%
  Tier I Capital (to Average
     Assets):
     The Company...............   354,073    8.86%   119,872   3.00%    199,787     5.00%
     The Bank..................   355,802    8.53%   125,094   3.00%    208,490     5.00%

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

     The Company evaluates each segment's performance based on the revenue and expense from its operations. Intersegment financing arrangements are accounted for at current market rates as if they were with third parties.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

     Summarized financial information by operating segment for the years ended December 31, 2002, 2001 and 2000 follows:

                                                                YEAR ENDED DECEMBER 31,
                       ---------------------------------------------------------------------------------------------------------
                                              2002                                                  2001
                       ---------------------------------------------------   ---------------------------------------------------
                          BANK      MORTGAGE   ELIMINATIONS   CONSOLIDATED      BANK      MORTGAGE   ELIMINATIONS   CONSOLIDATED
                       ----------   --------   ------------   ------------   ----------   --------   ------------   ------------
Interest income......  $  228,795   $15,821     $  (6,201)     $  238,415    $  251,547   $19,499     $  (9,899)     $  261,147
Interest expense.....      59,779     6,201        (6,201)         59,779       101,158     9,899        (9,899)        101,158
                       ----------   --------    ---------      ----------    ----------   --------    ---------      ----------
Net interest
 income..............     169,016     9,620            --         178,636       150,389     9,600            --         159,989
Provision for loan
 losses..............      11,422       328            --          11,750         7,169       331            --           7,500
Noninterest income...      66,209     4,182            --          70,391        50,935     7,223            --          58,158
Noninterest
 expense.............     141,520     9,558            --         151,078       124,427     8,758            --         133,185
                       ----------   --------    ---------      ----------    ----------   --------    ---------      ----------
Income before income
 taxes...............  $   82,283   $ 3,916     $      --      $   86,199    $   69,728   $ 7,734     $      --      $   77,462
                       ==========   ========    =========      ==========    ==========   ========    =========      ==========
Total assets.........  $5,146,959   $288,952    $(263,954)     $5,171,957    $4,380,659   $263,526    $(243,029)     $4,401,156
                       ==========   ========    =========      ==========    ==========   ========    =========      ==========

                                     YEAR ENDED DECEMBER 31,
                       ---------------------------------------------------
                                              2000
                       ---------------------------------------------------
                          BANK      MORTGAGE   ELIMINATIONS   CONSOLIDATED
                       ----------   --------   ------------   ------------
Interest income......  $  265,768   $20,140     $ (13,742)     $  272,166
Interest expense.....     121,662    13,742       (13,742)        121,662
                       ----------   --------    ---------      ----------
Net interest
 income..............     144,106     6,398            --         150,504
Provision for loan
 losses..............       6,825       228            --           7,053
Noninterest income...      37,954     4,939            --          42,893
Noninterest
 expense.............     113,329     6,947            --         120,276
                       ----------   --------    ---------      ----------
Income before income
 taxes...............  $   61,906   $ 4,162     $      --      $   66,068
                       ==========   ========    =========      ==========
Total assets.........  $3,927,444   $293,677    $(280,779)     $3,940,342
                       ==========   ========    =========      ==========

     Intersegment interest was paid to the Bank by the mortgage company in the amount of $6,201, $9,899, and $13,742 for the years ended December 31, 2002, 2001 and 2000, respectively. Advances from the Bank to the mortgage company of $263,954 , $243,029, and $280,779 were eliminated in consolidation at December 31, 2002, 2001 and 2000, respectively.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

     The approximate contractual amounts of financial instruments with off-balance sheet risk are as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                                CONTRACT       CONTRACT
                                                                 AMOUNT         AMOUNT
                                                              ------------   ------------
Unfunded loan commitments including unfunded lines of
  credit....................................................   $1,644,722     $1,442,060
Standby letters of credit...................................      166,822        124,009
Commercial letters of credit................................        7,261         14,197
Commitments to sell mortgage loans..........................       46,202         35,449
Guarantees on GNMA securities administered..................       82,482         86,373

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

17.  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     Securities: Fair values for investment securities are based on quoted market prices. The fair value of stock in the Federal Home Loan Bank of Dallas and the Federal Reserve Bank is estimated to be equal to its carrying amount given it is not a publicly traded equity security, it has an adjustable dividend rate, and transactions in the stock are executed at the stated par value.

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

     Deposit Liabilities and Accrued Interest Payable: The fair values disclosed for demand deposits (e.g. interest and noninterest checking and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date. Fair values for fixed-rate time deposits are estimated using a discounted cash flow analysis, using interest rates currently being offered on certificates with similar remaining maturities. The carrying amount of accrued interest approximates its fair value.

     Borrowings: The carrying amounts of federal funds purchased, securities sold under repurchase agreements, and other borrowings approximate their fair values.

     The following table summarizes the carrying values and estimated fair values of financial instruments (all of which are held for purposes other than trading):

                                          DECEMBER 31, 2002         DECEMBER 31, 2001
                                       -----------------------   -----------------------
                                        CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                         AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                       ----------   ----------   ----------   ----------
ASSETS

Cash and due from banks..............  $  472,257   $  472,257   $  272,823   $  272,823
  Fed funds sold and other cash
     equivalents.....................      63,107       63,107       72,633       72,633
  Securities available for sale......   1,201,200    1,201,200    1,068,315    1,068,315
  Loans held for sale................     101,389      102,350       87,024       87,902
  Loans held for investment, net of
     allowance.......................   3,081,255    3,074,386    2,641,068    2,641,435
  Accrued interest receivable........      20,160       20,160       20,706       20,706

LIABILITIES
  Deposits...........................  $3,912,049   $3,756,819   $3,428,633   $3,245,604
  Securities sold under repurchase
     agreements......................     275,443      275,362      358,401      358,437
  Other borrowings...................     515,430      516,661      229,578      229,933
  Accrued interest payable...........       1,654        1,654        2,562        2,562

     The fair value of the Company's derivatives and off-balance sheet instruments was immaterial at December 31, 2002 and 2001.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

18.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information for the years ended December 31, 2002, 2001, and 2000 is as follows:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         2002       2001       2000
                                                        -------   --------   --------
Cash paid for interest................................  $60,687   $104,101   $120,229
Cash paid for income taxes............................   13,050     18,600     21,400
Non-cash investing and financing activities:
  Loans transferred to foreclosed real estate.........    1,115      1,550        411
  Investment securities transferred to loans..........       --     10,250         --
  Transfer of securities from held to maturity to
     available for sale...............................       --         --     55,800

19.  PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

     The balance sheet, statement of income and statement of cash flows for the parent company are as follows:

BALANCE SHEET

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
ASSETS

Cash and cash equivalents...................................  $    273   $     14
Money market funds..........................................    12,146      4,178
Investment in subsidiary....................................   431,237    365,861
Other assets................................................     1,867      1,681
                                                              --------   --------
     Total assets...........................................  $445,523   $371,734
                                                              ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings..................................................  $     --   $ 10,000
Shareholders' equity........................................   445,523    361,734
                                                              --------   --------
     Total liabilities and shareholders' equity.............  $445,523   $371,734
                                                              ========   ========

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

STATEMENT OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2002      2001      2000
                                                              -------   -------   -------
Interest income on securities...............................  $   118   $   141   $   103
Interest expense on borrowings..............................      106       707       760
                                                              -------   -------   -------
     Net interest income (expense)..........................       12      (566)     (657)
                                                              -------   -------   -------
Other income:
     Dividends received from subsidiary.....................   10,980        --     3,700
     Other operating income.................................       --         8        15
     Gain on sale of securities.............................      334        --        --
                                                              -------   -------   -------
     Total other income.....................................   11,314         8     3,715
Operating expenses..........................................      953       350       705
Equity in undistributed income of subsidiary................   48,643    53,328    40,680
                                                              -------   -------   -------
     Income before income taxes.............................   59,016    52,420    43,033
     Income tax benefit.....................................     (190)     (297)     (428)
                                                              -------   -------   -------
Net income..................................................  $59,206   $52,717   $43,461
                                                              =======   =======   =======

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................  $ 59,206   $ 52,717   $ 43,461
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Equity in undistributed income of subsidiary...........   (48,643)   (53,328)   (40,680)
     Depreciation and amortization..........................       853        233         38
     (Increase) decrease in accrued interest receivable,
       prepaid expenses and other assets....................      (186)     3,254     (2,994)
     Decrease in accrued interest payable and other
       liabilities..........................................        --         --       (808)
     Other, net.............................................        --         --        782
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................    11,230      2,876       (201)
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchase of securities available for sale.................    (7,968)    (4,942)    (3,473)
  Sales of securities available for sale....................        --      1,953      2,690
  Investments in subsidiaries...............................      (845)    (2,869)   (12,813)
                                                              --------   --------   --------
     Net cash used in investing activities..................    (8,813)    (5,858)   (13,596)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from borrowings..................................        --         --     15,000
  Payments on borrowings....................................   (10,000)    (3,000)    (2,000)
  Payments of dividends on common stock by Citizens Bankers,
     Inc. ..................................................        --         --     (3,124)
  Net proceeds from issuance of common stock................     7,842      1,870      3,636
  Purchase of treasury stock................................        --         --       (116)
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................    (2,158)    (1,130)    13,396
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........       259     (4,112)      (401)
Cash and cash equivalents at beginning of period............        14      4,126      4,527
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $    273   $     14   $  4,126
                                                              ========   ========   ========

                                 EXHIBIT INDEX

     (c) *Exhibits

     3.1     --  Articles of Incorporation of the Company, restated as of May
                 1, 2001 (incorporated by reference to Exhibit 4.1 to the
                 Company's Form S-8 Registration Statement No. 333-60190)
     3.2     --  Bylaws of the Company (Restated as of December 31, 1996)
     4.1     --  Specimen Common Stock certificate
   **4.2     --  Loan Agreement (and form of $10,000,000 Promissory Note)
                 dated March 30, 2000, between the Company and Bank of
                 Oklahoma, N.A.
   **4.3     --  Loan Agreement (and form of $5,000,000 Promissory Note)
                 dated June 30, 2000, between the Company and Bank of
                 Oklahoma, N.A.
   **4.4     --  Assumption and Modification Agreement dated December 29,
                 2000 and First Amendment thereto dated January 10, 2001,
                 between Southwest Bank of Texas National Association and
                 American General Life and Accident Insurance Company,
                 relating to Third Modification of Promissory Note (in the
                 original principal amount of $6,250,000), Deed of Trust and
                 Security Agreement and of Assignment of Leases and Rents
   +10.1     --  1989 Stock Option Plan, amended and restated as of May 29,
                 1998 (incorporated by reference to Exhibit 10.1 to the
                 Company's Quarterly Report on Form 10-Q for the quarterly
                 period ended March 31, 2000)
   +10.2     --  1993 Stock Option Plan, amended and restated as of May 29,
                 1998 (incorporated by reference to Exhibit 10.2 to the
                 Company's Quarterly Report on Form 10-Q for the quarterly
                 period ended March 31, 2000)
   +10.3     --  Form of Stock Option Agreement under 1989 Stock Option Plan and 1993 Stock Option Plan
   +10.4     --  1996 Stock Option Plan, as amended January 24, 2000
                 (incorporated by reference to Exhibit 10.4 to the Company's
                 Annual Report on Form 10-K for the year ended December 31,
                 1999)
   +10.5     --  Form of Incentive Stock Option Agreement under 1996 Stock
                 Option Plan
   +10.6     --  Form of Non-qualified Stock Option Agreement under 1996
                 Stock Option Plan
   +10.7     --  Form of Stock Option Agreement for Directors under 1996
                 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's Form S-1 Registration Statement No.
                 333-16509)
   +10.8     --  Form of Change in Control Agreement, dated as of January 1,
                 2000, between the Company and each of Joseph H. Argue, J.
                 Nolan Bedford, David C. Farries, James R. Massey, Randall E.
                 Meyer and Steve D. Stephens (incorporated by reference to
                 Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                 for the quarterly period ended June 30, 2000)
***+10.9     --  Form of Change in Control Agreement, dated as of January 1,
                 2000, between the Company and each of John Drew, Debra
                 Innes, Marylyn Manis, George Marshall and John McWhorter.
***+10.10    --  Form of Change in Control Agreement, dated as of January 1,
                 2001, between the Company and each of Dale Andreas, Kenneth
                 Olan, Barbara Vilutis and Lane Ward.
   +10.11    --  Employment Agreement, amended and restated as of February
                 17, 2001, between the Company and Walter E. Johnson
                 (incorporated by reference to Exhibit 10.11 to the Company's
                 Annual Report on Form 10-K for the year ended December 31,
                 2000)
  + 10.12    --  Employment Agreement between the Company and John H. Echols, dated as of December 31, 2000 (incorporated by reference to
                 Exhibit 10.1 to the Company's Current Report on Form 8-K
                 filed January 2, 2001)
  + 10.13    --  Restricted Stock Plan (incorporated by reference to Appendix
                 B to the Company's Proxy Statement dated March 16, 2001 for its 2001 Annual Meeting of Shareholders)
   +10.14    --  Form of Restricted Stock Agreement under the Restricted
                 Stock Plan (incorporated by reference to Exhibit 4.6 to the
                 Company's Form S-8 Registration Statement No. 333-60190)
   +10.15    --  Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 4.3 to the Company's Form S-8
                 Registration Statement No. 333-74452)

     +10.16         --  Form of Deferral Election Form under Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 4.4 to the Company's Form S-8 Registration Statement No. 333-74452)
      10.17         --  Purchase and Sale Agreement between TCP Renaissance Partners, L.P. and Southwest Bank of Texas,
                        N.A., dated May 24, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
                        Report on Form 10-Q for the quarterly period ended September 30, 2002).
     +10.18         --  1996 Stock Option Plan, Amended and Restated as of June 4, 2002 (incorporated by reference to
                        Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
                        2002).
     +10.19         --  Change in Control Agreement between the Company and Paul B. Murphy, Jr., Amended and Restated as of
                        June 4, 2002 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
                        10-Q for the quarterly period ended June 30, 2002).
  ***+10.20         --  First Amendment to Change in Control Agreement [Two Year], dated as of June 4, 2002 between the
                        Company and Kenneth W. Olan.
  ***+10.21         --  Form of Change in Control Agreement [Three Year], dated as of July 15, 2002, between the Company and
                        Scott J. McLean.
  ***+10.22         --  Form of Change in Control Agreement [Two Year], dated as of September 16, 2002, between the Company and Paul A. Port.
   ***21.1          --  List of subsidiaries of the Company
   ***23.1          --  Consent of PricewaterhouseCoopers LLP
   ***99.1          --  Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.
   ***99.2          --  Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to
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