Form 10-Q
period 2003-03-31
SOUTHWEST BANCORP OF TEXAS INC
filed 2003-05-07
CIK 1027258

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

                      FOR THE QUARTER ENDED MARCH 31, 2003

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

     There were 33,966,176 shares of the Registrant's Common Stock outstanding as of the close of business on May 1, 2003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
  Report of Independent Accountants.........................    2
  Condensed Consolidated Balance Sheet as of March 31, 2003
     and December 31, 2002 (unaudited)......................    3
  Condensed Consolidated Statement of Income for the Three
     Months Ended March 31, 2003 and 2002 (unaudited).......    4
  Condensed Consolidated Statement of Changes in
     Shareholders' Equity for the Three Months Ended March
     31, 2003 (unaudited)...................................    5
  Condensed Consolidated Statement of Cash Flows for the
     Three Months Ended March 31, 2003 and 2002
     (unaudited)............................................    6
  Notes to Condensed Consolidated Financial Statements
     (unaudited)............................................    7
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................   12
Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk........................................   29
Item 4.  Controls and Procedures............................   29
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings..................................   31
Item 2.  Changes in Securities and Use of Proceeds..........   31
Item 3.  Defaults upon Senior Securities....................   31
Item 4.  Submission of Matters to a Vote of Security
         Holders............................................   31
Item 5.  Other Information..................................   31
Item 6.  Exhibits and Reports on Form 8-K...................   31
Signatures..................................................   32

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Southwest Bancorporation of Texas, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiaries (the "Company") as of March 31, 2003, the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 2003 and 2002 and the condensed consolidated statement of changes in shareholders' equity for the three-month period ended March 31, 2003. These interim financial statements are the responsibility of the Company's management.

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

     We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, of changes in shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  PricewaterhouseCoopers LLP

Houston, Texas
April 30, 2003

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                               MARCH 31,       DECEMBER 31,
                                                                  2003             2002
                                                              ------------    --------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
                                           ASSETS
Cash and due from banks.....................................   $  289,363       $  472,257
Federal funds sold and other cash equivalents...............      122,364           63,107
                                                               ----------       ----------
     Total cash and cash equivalents........................      411,727          535,364
Securities available for sale...............................    1,193,917        1,201,200
Loans held for sale.........................................       87,398          101,389
Loans held for investment...................................    3,181,059        3,117,951
Allowance for loan losses...................................      (38,508)         (36,696)
Premises and equipment, net.................................       94,377           92,227
Accrued interest receivable.................................       19,006           20,160
Other assets................................................      160,893          140,362
                                                               ----------       ----------
     Total assets...........................................   $5,109,869       $5,171,957
                                                               ==========       ==========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand -- noninterest-bearing.............................   $1,270,991       $1,290,323
  Demand -- interest-bearing................................       39,551           36,222
  Money market accounts.....................................    1,618,958        1,618,417
  Savings...................................................      104,411           97,119
  Time, $100 and over.......................................      635,887          518,108
  Other time................................................      342,463          351,860
                                                               ----------       ----------
     Total deposits.........................................    4,012,261        3,912,049
Securities sold under repurchase agreements.................      239,507          275,443
Other borrowings............................................      362,958          515,430
Accrued interest payable....................................        1,545            1,654
Other liabilities...........................................       32,607           21,858
                                                               ----------       ----------
     Total liabilities......................................    4,648,878        4,726,434
                                                               ----------       ----------
Commitments and contingencies
Shareholders' equity:
  Common stock -- $1 par value, 150,000,000 shares
     authorized; 33,892,917 issued and outstanding at March
     31, 2003 and 33,856,065 issued and outstanding at
     December 31, 2002......................................       33,893           33,856
  Additional paid-in capital................................       88,602           87,651
  Retained earnings.........................................      325,833          310,758
  Accumulated other comprehensive income....................       12,663           13,258
                                                               ----------       ----------
     Total shareholders' equity.............................      460,991          445,523
                                                               ----------       ----------
     Total liabilities and shareholders' equity.............   $5,109,869       $5,171,957
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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                                 EXCEPT PER SHARE
                                                                     AMOUNTS)
Interest income:
  Loans.....................................................    $45,156      $43,382
  Securities................................................     11,951       14,379
  Federal funds sold and other..............................        206          191
                                                                -------      -------
     Total interest income..................................     57,313       57,952
                                                                -------      -------
Interest expense:
  Deposits..................................................     10,106       12,693
  Borrowings................................................      2,126        2,797
                                                                -------      -------
     Total interest expense.................................     12,232       15,490
                                                                -------      -------
     Net interest income....................................     45,081       42,462
Provision for loan losses...................................      3,000        2,500
                                                                -------      -------
     Net interest income after provision for loan losses....     42,081       39,962
                                                                -------      -------
Noninterest income:
  Service charges on deposit accounts.......................     10,527        8,693
  Investment services.......................................      2,295        2,417
  Other fee income..........................................      2,738        2,881
  Other operating income....................................      2,559        1,625
  Gain on sale of loans, net................................      1,099          578
  Gain on sale of securities, net...........................         35            1
                                                                -------      -------
     Total noninterest income...............................     19,253       16,195
                                                                -------      -------
Noninterest expenses:
  Salaries and employee benefits............................     23,826       20,973
  Occupancy expense.........................................      6,500        5,485
  Professional expense......................................      2,067        1,818
  Other operating expenses..................................      7,118        7,923
  Minority interest.........................................         --           25
                                                                -------      -------
     Total noninterest expenses.............................     39,511       36,224
                                                                -------      -------
     Income before income taxes.............................     21,823       19,933
Provision for income taxes..................................      6,748        6,388
                                                                -------      -------
     Net income.............................................    $15,075      $13,545
                                                                =======      =======
Earnings per common share:
     Basic..................................................    $  0.45      $  0.41
                                                                =======      =======
     Diluted................................................    $  0.44      $  0.40
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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                 ACCUMULATED
                                                     COMMON STOCK       ADDITIONAL                  OTHER           TOTAL
                                                 --------------------    PAID-IN     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                                   SHARES     DOLLARS    CAPITAL     EARNINGS      INCOME          EQUITY
                                                 ----------   -------   ----------   --------   -------------   -------------
                                                                            (DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 2002.....................  33,856,065   $33,856    $87,651     $310,758      $13,258        $445,523
  Exercise of stock options....................      36,852        37        650                                       687
  Deferred compensation amortization...........                              301                                       301
  Comprehensive income:
    Net income for the three months ended March
      31, 2003.................................                                        15,075                       15,075
    Net change in unrealized appreciation on
      securities available for sale, net of
      deferred taxes of $297...................                                                       (554)           (554)
    Reclassification adjustment for gains
      included in net income, net of deferred
      taxes of $22.............................                                                        (41)            (41)
                                                                                                                  --------
    Total comprehensive income.................                                                                     14,480
                                                 ----------   -------    -------     --------      -------        --------
BALANCE, MARCH 31, 2003........................  33,892,917   $33,893    $88,602     $325,833      $12,663        $460,991
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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  15,075    $  13,545
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses..............................      3,000        2,500
     Depreciation...........................................      2,604        2,044
     Realized gain on securities available for sale, net....        (35)          (1)
     Amortization and accretion of securities' premiums and
      discounts, net........................................      2,459        1,049
     Amortization of mortgage servicing rights..............      1,129          870
     Amortization of computer software......................      1,098          843
     Other amortization.....................................        301           82
     Minority interest in net income of consolidated
      subsidiary............................................         --           25
     Gain on sale of loans, net.............................     (1,099)        (578)
     Origination of loans held for sale and mortgage
      servicing rights......................................    (38,096)     (43,949)
     Proceeds from sales of loans...........................     52,676       56,561
     Income tax benefit from exercise of stock options......        222          477
     (Increase) decrease in accrued interest receivable,
      prepaid expenses and other assets.....................    (19,263)      24,712
     Increase in accrued interest payable and other
      liabilities...........................................     10,640        2,586
     Other, net.............................................         (2)         (71)
                                                              ---------    ---------
          Net cash provided by operating activities.........     30,709       60,695
                                                              ---------    ---------
Cash flows from investing activities:
  Proceeds from maturity and call of securities available
     for sale...............................................     43,474       17,330
  Proceeds from sale of securities available for sale.......     49,151           --
  Principal paydowns of mortgage-backed securities available
     for sale...............................................    137,699       83,754
  Purchase of securities available for sale.................   (226,212)     (90,000)
  Purchase of Federal Reserve Bank stock....................         --         (104)
  Purchase of Federal Home Loan Bank stock..................       (167)     (12,630)
  Net increase in loans held for investment.................    (64,623)     (79,896)
  Purchase of premises and equipment........................     (5,860)      (4,865)
  Other, net................................................        (77)         (89)
                                                              ---------    ---------
          Net cash used in investing activities.............    (66,615)     (86,500)
                                                              ---------    ---------
Cash flows from financing activities:
  Net decrease in noninterest-bearing demand deposits.......    (19,332)     (83,678)
  Net increase in time deposits.............................    108,382       26,590
  Net increase (decrease) in other interest-bearing
     deposits...............................................     11,162      (55,985)
  Net decrease in securities sold under repurchase
     agreements.............................................    (35,936)     (34,586)
  Net increase (decrease) in other short-term borrowings....   (152,377)      39,432
  Payments on long-term borrowings..........................        (95)         (88)
  Net proceeds from exercise of stock options...............        465          790
                                                              ---------    ---------
          Net cash used in financing activities.............    (87,731)    (107,525)
                                                              ---------    ---------
Net decrease in cash and cash equivalents...................   (123,637)    (133,330)
Cash and cash equivalents at beginning of period............    535,364      345,456
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $ 411,727    $ 212,126
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

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the "Company") and its direct and indirect wholly-owned subsidiaries. The 2002 consolidated financial statements also include the accounts of First National Bank of Bay City, a 58% owned subsidiary of the Company, through November 1, 2002. On this date, the Company sold its interest in this subsidiary. All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at March 31, 2003 and December 31, 2002, consolidated net income for the three months ended March 31, 2003 and 2002, consolidated cash flows for the three months ended March 31, 2003 and 2002, and consolidated changes in shareholders' equity for the three months ended March 31, 2003. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002.

  New Accounting Pronouncements

     On October 24, 2002, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 amends previously issued guidance regarding the accounting and reporting for the acquisition of all or part of a financial institution, effective for acquisitions after October 1, 2002. The statement also provides guidance on all accounting for the impairment or disposal of core deposits. This standard will impact any acquisitions the Company makes beginning October 1, 2002.

     On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were included in the Company's financial statements for the year ended December 31, 2002. The accounting provisions of FIN No. 45 did not have a significant impact on the Company's financial statements.

     On January 17, 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46") Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 ("ARB No. 51"), Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

  Reclassifications

     Certain previously reported amounts have been reclassified to conform to the 2003 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity.

  Stock-Based Compensation

     The Company applies the intrinsic value method of accounting for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). In 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") as amended by SFAS No. 148, which requires pro forma disclosures of net income, stock-based employee compensation cost, and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation.

     The pro forma disclosures below use the fair value method of SFAS No. 123 to measure compensation expense for stock-based compensation plans.

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
Net income
  As reported...............................................   $15,075     $13,545
  Pro forma.................................................   $14,295     $12,774
Stock-based compensation cost, net of income taxes
  As reported...............................................   $   301     $    82
  Pro forma.................................................   $   988     $   827
Basic earnings per common share
  As reported...............................................   $  0.45     $  0.41
  Pro forma.................................................   $  0.42     $  0.39
Diluted earnings per common share
  As reported...............................................   $  0.44     $  0.40
  Pro forma.................................................   $  0.41     $  0.37

     The effect of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

2.  COMPREHENSIVE INCOME

     Comprehensive income consists of the following:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Net income..................................................  $15,075    $13,545
Net change in unrealized appreciation on securities
  available for sale, net of tax............................     (554)    (2,811)
Reclassification adjustment for gains included in net
  income, net of tax........................................      (41)        (3)
                                                              -------    -------
Total comprehensive income..................................  $14,480    $10,731
                                                              =======    =======

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

3.  MORTGAGE SERVICING RIGHTS

     The Company originates and purchases residential and commercial mortgage loans both for its own portfolio and to sell to investors with servicing rights retained through its ownership of Mitchell Mortgage Company, LLC. ("Mitchell"). Mitchell is an approved seller/servicer for Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") and an approved issuer of Government National Mortgage Association ("GNMA") mortgage-backed securities.

     The Company periodically evaluates the carrying value of its mortgage servicing rights in relation to the present value of the estimated future net servicing revenue based on management's best estimate of remaining loan lives. Any excess carrying value would be recorded as a valuation allowance with the provision recorded as a component of other fee income in the accompanying statement of income.

     The following table summarizes the changes in capitalized mortgage servicing rights for the periods indicated:

                                                              THREE MONTHS
                                                                 ENDED        YEAR ENDED
                                                               MARCH 31,     DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
Balance, beginning of period................................    $10,628        $12,008
  Originations..............................................        510          1,996
  Purchases.................................................         86            804
  Scheduled amortization....................................       (207)        (1,176)
  Payoff amortization.......................................       (922)        (3,004)
                                                                -------        -------
Balance before valuation allowance..........................     10,095         10,628
  Less: Valuation allowance.................................     (2,371)        (2,371)
                                                                -------        -------
Balance, end of period......................................    $ 7,724        $ 8,257
                                                                =======        =======

     The managed servicing portfolio totaled $1,050,000 at March 31, 2003 and $1,068,000 at December 31, 2002. Capitalized mortgage servicing rights represent 74 basis points and 77 basis points of the portfolio serviced at March 31, 2003 and December 31, 2002, respectively.

4.  EARNINGS PER COMMON SHARE

     Earnings per common share is computed as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Net income..................................................  $15,075    $13,545
                                                              =======    =======
Divided by average common shares and common share
  equivalents:
  Average common shares.....................................   33,877     32,956
  Average common share issuable under the stock option
     plan...................................................      763      1,125
                                                              -------    -------
  Total average common shares and common share
     equivalents............................................   34,640     34,081
                                                              =======    =======
Basic earnings per common share.............................  $  0.45    $  0.41
                                                              =======    =======
Diluted earnings per common share...........................  $  0.44    $  0.40
                                                              =======    =======

     Stock options outstanding of 527 and 121 at March 31, 2003 and 2002, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

Stock options are antidilutive when the exercise price is higher than the current market price of the Company's common stock.

5.  SEGMENT INFORMATION

     The Company has two operating segments: the bank and the mortgage company. Each segment is managed separately because each business requires different marketing strategies and each offers different products and services.

     The Company evaluates each segment's performance based on the revenue and expenses from its operations. Intersegment financing arrangements are accounted for at current market rates as if they were with third parties.

     Summarized financial information by operating segment for the three months ended March 31, 2003 and 2002 follows:

                                                             THREE MONTHS ENDED MARCH 31,
                       ---------------------------------------------------------------------------------------------------------
                                              2003                                                  2002
                       ---------------------------------------------------   ---------------------------------------------------
                          BANK      MORTGAGE   ELIMINATIONS   CONSOLIDATED      BANK      MORTGAGE   ELIMINATIONS   CONSOLIDATED
                       ----------   --------   ------------   ------------   ----------   --------   ------------   ------------
Interest income......  $   54,839   $  3,898    $  (1,424)     $   57,313    $   55,404   $  4,120    $  (1,572)     $   57,952
Interest expense.....      12,232      1,424       (1,424)         12,232        15,490      1,572       (1,572)         15,490
                       ----------   --------    ---------      ----------    ----------   --------    ---------      ----------
Net interest
  income.............      42,607      2,474           --          45,081        39,914      2,548           --          42,462
Provision for loan
  losses.............       2,918         82           --           3,000         2,418         82           --           2,500
Noninterest income...      17,504      1,749           --          19,253        14,857      1,338           --          16,195
Noninterest
  expense............      36,922      2,589           --          39,511        33,940      2,284           --          36,224
                       ----------   --------    ---------      ----------    ----------   --------    ---------      ----------
Income before income
  taxes..............  $   20,271   $  1,552    $      --      $   21,823    $   18,413   $  1,520    $      --      $   19,933
                       ==========   ========    =========      ==========    ==========   ========    =========      ==========
Total assets.........  $5,083,405   $279,918    $(253,454)     $5,109,869    $4,286,220   $253,844    $(232,579)     $4,307,485
                       ==========   ========    =========      ==========    ==========   ========    =========      ==========

     Intersegment interest was paid to the bank by the mortgage company in the amount of $1,424 and $1,572 for the three months ended March 31, 2003 and 2002, respectively. Advances from the bank to the mortgage company of $253,454 and $232,579 were eliminated in consolidation at March 31, 2003 and 2002, respectively.

6.  OFF-BALANCE SHEET CREDIT COMMITMENTS

     In the normal course of business, the Company enters into various transactions, which, in accordance with generally accepted accounting principles, are not included in its consolidated balance sheet. These transactions are referred to as "off balance-sheet commitments." The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheet. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

     The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $1,794,312 at March 31, 2003 and $1,644,722 at December 31, 2002.

            SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $181,333 at March 31, 2003 and $166,822 at December 31, 2002. As of March 31, 2003 and December 31, 2002, $123 and $139, respectively, has been recorded as a liability for the fair value of the Company's potential obligations under these guarantees which represents the unamortized portion of the fee collected. Management believes this amount to be the fair value of the guarantees.

7.  MERGER RELATED ACTIVITY

     On March 10, 2003, the Company and Southwest Bank of Texas National Association entered into an Agreement and Plan of Merger (the "Merger Agreement") with Maxim Financial Holdings, Inc. ("Maxim"), whereby Maxim will merge into the Company. Maxim is the parent company of MaximBank located in Galveston County, Texas. The Merger Agreement, which is subject to approval of the shareholders of Maxim and various regulatory authorities, provides for an all-cash transaction valued at $63,000. At March 31, 2003, MaximBank had total assets of approximately $318,700 and total deposits of approximately $243,900. The transaction is expected to close in the third quarter of 2003.

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

OVERVIEW

     Total assets at March 31, 2003 and December 31, 2002 were $5.11 billion and $5.17 billion, respectively. Gross loans were $3.27 billion at March 31, 2003, an increase of $49.1 million, or 2%, from $3.22 billion at December 31, 2002. Shareholders' equity was $461.0 million and $445.5 million at March 31, 2003 and December 31, 2002, respectively.

     For the three months ended March 31, 2003, net income was $15.1 million ($0.44 per diluted share), compared to $13.5 million ($0.40 per diluted share) for the same period in 2002, an increase of 11%. Return on average assets and return on average common shareholders' equity for the three months ended March 31, 2003 was 1.22% and 13.48%, respectively, as compared to 1.26% and 14.78% for the three months ended March 31, 2002. Return on average assets is calculated by dividing annualized net income by the daily average of total assets. Return on average common shareholders' equity is calculated by dividing annualized net income by the daily average of common shareholders' equity.

RESULTS OF OPERATIONS

  Interest Income

     Interest income for the three months ended March 31, 2003 was $57.3 million, a decrease of $639,000, or 1%, from the three months ended March 31, 2002. This decrease in interest income is due to a decrease in the average yield on interest-earning assets to 5.22% for the three months ended March 31, 2003, a decrease of 82 basis points when compared to the same period in 2002. This decrease is partially offset by a $558.1 million increase in average interest-earnings assets to $4.45 billion for the three months ended March 31, 2003, a 14% increase from the same period last year.

     Interest income on securities decreased $2.4 million to $12.0 million for the three months ended March 31, 2003. This decrease was due to a 124 basis point decrease in the average yield on securities to 4.19% for the three months ended March 31, 2003, compared to 5.43% for the same period last year. This decrease is partially offset by a $83.6 million increase in average securities outstanding to $1.16 billion for the three months ended March 31, 2003, an 8% increase from the same period a year ago.

     Interest income on loans increased $1.8 million to $45.2 million for the three months ended March 31, 2003. This increase was due to a $448.8 million increase in average loans outstanding to $3.22 billion for the three months ended March 31, 2003, a 16% increase from the same period a year ago. This increase is partially offset by a 66 basis point decrease in the average yield on loans to 5.68% for the three months ended March 31, 2003, compared to 6.34% for the same period last year.

  Interest Expense

     Interest expense on deposits and borrowings for the three months ended March 31, 2003 was $12.2 million, a decrease of $3.3 million, or 21%, from the three months ended March 31, 2002. This decrease in interest expense was attributable to a decrease in the average rate on interest-bearing liabilities to 1.49% for the period, a decrease of 57 basis points when compared to the same period in 2002. This decrease is partially offset by a $292.5 million increase in average interest-bearing liabilities to $3.34 billion for the three months ended March 31, 2003, an increase of 10% from the same period last year.

  Net Interest Income

     Net interest income for the three months ended March 31, 2003 was $45.1 million compared to $42.5 million in 2002, an increase of $2.6 million, or 6%. Growth in average interest-earning assets, primarily loans and securities, was $558.1 million, or 14%, while yields decreased 82 basis points to 5.22%.

     The impact of the growth in average interest-earning assets was partially offset by a $292.5 million, or 10%, increase in average interest-bearing liabilities, offset by a decrease in the rate paid on interest-bearing liabilities of 57 basis points to 1.49% in 2003.

     For the three months ended March 31, 2003, the net interest margin declined to 4.11% compared to 4.42% for the three months ended March 31, 2002. This decrease resulted from a decrease in the yield on interest-earning assets of 82 basis points, from 6.04% for the three months ended March 31, 2002 to 5.22% for the three months ended March 31, 2003. This decrease in the yield was partially offset by a decrease in the cost of funds of 57 basis points from 2.06% for the three months ended March 31, 2002 to 1.49% for the three months ended March 31, 2003.

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

                                                           THREE MONTHS ENDED MARCH 31,
                                        -------------------------------------------------------------------
                                                      2003                               2002
                                        --------------------------------   --------------------------------
                                          AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                        OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                          BALANCE       PAID      RATE       BALANCE       PAID      RATE
                                        -----------   --------   -------   -----------   --------   -------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans...............................  $3,222,366    $45,156     5.68%    $2,773,570    $43,382     6.34%
  Securities..........................   1,157,825     11,951     4.19      1,074,243     14,379     5.43
  Federal funds sold and other........      71,316        206     1.17         45,617        191     1.70
                                        ----------    -------     ----     ----------    -------     ----
     Total interest-earning assets....   4,451,507     57,313     5.22%     3,893,430     57,952     6.04%
                                        ----------    -------     ----     ----------    -------     ----
Less allowance for loan losses........     (38,216)                           (32,503)
                                        ----------                         ----------
                                         4,413,291                          3,860,927
Noninterest-earning assets............     591,037                            483,662
                                        ----------                         ----------
     Total assets.....................  $5,004,328                         $4,344,589
                                        ==========                         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Money market and savings deposits...  $1,733,563      4,292     1.00%    $1,487,429      5,164     1.41%
  Time deposits.......................     965,267      5,814     2.44        917,885      7,529     3.33
  Repurchase agreements and other
     borrowed funds...................     639,359      2,126     1.35        640,347      2,797     1.77
                                        ----------    -------     ----     ----------    -------     ----
     Total interest-bearing
       liabilities....................   3,338,189     12,232     1.49%     3,045,661     15,490     2.06%
                                        ----------    -------     ----     ----------    -------     ----
Noninterest-bearing liabilities:
  Noninterest-bearing demand
     deposits.........................   1,172,389                            904,276
  Other liabilities...................      40,323                             22,949
                                        ----------                         ----------
     Total liabilities................   4,550,901                          3,972,886
Shareholders' equity..................     453,427                            371,703
                                        ----------                         ----------
     Total liabilities and
       shareholders' equity...........  $5,004,328                         $4,344,589
                                        ==========                         ==========
Net interest income...................                $45,081                            $42,462
                                                      =======                            =======
Net interest spread...................                            3.73%                              3.98%
                                                                  ====                               ====
Net interest margin...................                            4.11%                              4.42%
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

                                                           THREE MONTHS ENDED MARCH 31,
                                                           -----------------------------
                                                                   2003 VS. 2002
                                                           -----------------------------
                                                            INCREASE (DECREASE) DUE TO
                                                           -----------------------------
                                                           VOLUME      RATE      TOTAL
                                                           -------   --------   --------
                                                              (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans....................................................  $7,020    $(5,246)   $ 1,774
Securities...............................................   1,119     (3,547)    (2,428)
Federal funds sold and other.............................     108        (93)        15
                                                           ------    -------    -------
  Total increase (decrease) in interest income...........   8,247     (8,886)      (639)
                                                           ------    -------    -------
INTEREST-BEARING LIABILITIES:
Money market and savings deposits........................     855     (1,727)      (872)
Time deposits............................................     389     (2,104)    (1,715)
Repurchase agreements and other borrowed funds...........      (4)      (667)      (671)
                                                           ------    -------    -------
  Total increase (decrease) in interest expense..........   1,240     (4,498)    (3,258)
                                                           ------    -------    -------
Increase (decrease) in net interest income...............  $7,007    $(4,388)   $ 2,619
                                                           ======    =======    =======

  Provision for Loan Losses

     The provision for loan losses was $3.0 million for the three months ended March 31, 2003 as compared to $2.5 million for the three months ended March 31, 2002. Changes in the provision for loan losses were attributable to growth in the loan portfolio and the recognition of changes in current risk factors. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company's loan loss allowance in accordance with its standard procedures. (See "-- Financial Condition -- Loan Review and Allowance for Loan Losses.")

  Noninterest Income

     Noninterest income for the three months ended March 31, 2003 was $19.3 million, an increase of $3.1 million, or 19%, from $16.2 million during the comparable period in 2002. The following table shows the breakout of noninterest income between the bank and the mortgage company for the periods indicated.

                                             THREE MONTHS ENDED MARCH 31,
                             -------------------------------------------------------------
                                         2003                            2002
                             -----------------------------   -----------------------------
                              BANK     MORTGAGE   COMBINED    BANK     MORTGAGE   COMBINED
                             -------   --------   --------   -------   --------   --------
Service charges on deposit
  accounts.................  $10,527    $   --    $10,527    $ 8,693    $   --    $ 8,693
Investment services........    2,295        --      2,295      2,417        --      2,417
Factoring fee income.......    1,007        --      1,007      1,220        --      1,220
Loan fee income............      412       731      1,143        345       550        895
Bank-owned life insurance
  income...................    1,190        --      1,190      1,188        --      1,188
Letters of credit fee
  income...................      522        --        522        340        --        340
Mortgage servicing fees,
  net of amortization and
  impairment...............       --      (318)      (318)        --        74         74
Gain on sale of loans,
  net......................       --     1,099      1,099         --       578        578
Gain on sale of securities,
  net......................       35        --         35          1        --          1
Other income...............    1,516       237      1,753        653       136        789
                             -------    ------    -------    -------    ------    -------
          Total noninterest
            income.........  $17,504    $1,749    $19,253    $14,857    $1,338    $16,195
                             =======    ======    =======    =======    ======    =======

     Banking Segment. The largest component of noninterest income is service charges on deposit accounts, which were $10.5 million for the three months ended March 31, 2003, an increase of $1.8 million, or 21%, from $8.7 million for the same period last year. Several factors contributed to this growth. First, the Bank's treasury management group continues to grow, with service charges and fee income up $611,000, or 14%, for the three months ended March 31, 2003 when compared to the same period last year. This success at winning new business results from the Company's ability to design custom cost-effective cash management solutions for middle market and large corporate customers. Second, net NSF charges on deposit accounts were $4.0 million for the three months ended March 31, 2003, an increase of $905,000, or 29%, from $3.1 million for the same period last year. Additionally, the total number of deposit accounts grew from 154,963 at March 31, 2002 to 162,953 at March 31, 2003.

     Investment services income was $2.3 million for the three months ended March 31, 2003, compared to $2.4 million for the same period last year, a decrease of $122,000, or 5%. The relatively low level of investment services activity is reflective of industry experience resulting from consumer uncertainty over the financial markets.

     Other income was $1.5 million for the three months ended March 31, 2003, an increase of $863,000, or 132%, from the same period last year. This increase is attributable to rental income recorded in the current year as a result of the purchase of a 211,000 square foot operations center in downtown Houston in May 2002 and an increase in income recorded from equity investees.

     Mortgage Segment. Gain on sale of loans, net, was $1.1 million for the three months ended March 31, 2003, an increase of $521,000, or 90%, from the same period last year. This increase is attributable to the declining rate environment in the current year. The market value of loans held for sale is impacted by changes in current interest rates. An increase in interest rates results in a decrease in the market value of these loans while a decrease in interest rates results in an increase in the market value of these loans.

     Mortgage servicing fees, net of amortization and impairment, was ($318,000) for the three months ended March 31, 2003, a decrease of $392,000 when compared to $74,000 for the same period last year. The loss on mortgage servicing activity in the current period was due to the level of refinance activity that prevailed during the period. The mortgage industry is experiencing high levels of prepayment activity as a result of lower interest rates. Capitalized mortgage servicing costs are expensed against the related fee income as the underlying loans are paid off.

  Noninterest Expenses

     For the three months ended March 31, 2003, noninterest expenses totaled $39.5 million, an increase of $3.3 million, or 9%, from $36.2 million during 2002. The increase in noninterest expenses was primarily due to salaries and employee benefits and occupancy expenses.

     Salaries and employee benefits for the three months ended March 31, 2003 were $23.8 million, an increase of $2.9 million, or 14%, from the three months ended March 31, 2002. This increase was due primarily to hiring of additional personnel required to accommodate the Company's growth. Total full-time employees were 1,528 and 1,363 at March 31, 2003 and 2002, respectively.

     Occupancy expense for the three months ended March 31, 2003 was $6.5 million, an increase of $1.0 million, or 19%, from the three months ended March 31, 2002. Major categories within occupancy expense are building lease expense, depreciation expense and maintenance contract expense. Building lease expense decreased $464,000, or 28%, to $1.2 million for the three months ended March 31, 2003 compared to $1.7 million for the same period last year. This decrease was primarily due to the discontinuation of rental payments on the downtown operations center purchased by the Bank in May 2002. This cost savings was partially offset by increased building maintenance and utility costs on the same property. Depreciation expense increased $560,000, or 27%, to $2.6 million for the three months ended March 31, 2003. This increase was due primarily to additional depreciation resulting from the purchase of the downtown operations center and capitalized leasehold improvements associated with renovations at the Company's headquarters. Maintenance contract expense for the three months ended March 31, 2003 was $1.1 million, an increase of $344,000, or 45%, compared to $771,000 for the same period last year. The Company has purchased maintenance contracts for major operating systems throughout the organization.

  Income Taxes

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers' salaries, less interest income from federal securities. For the three months ended March 31, 2003, the provision for income taxes was $6.7 million, an increase of $357,000, or 6%, from the $6.4 million provided for in the same period in 2002. The effective tax rate was 31% and 32% for the three months ended March 31, 2003 and 2002, respectively.

FINANCIAL CONDITION

  Loans Held for Investment

     Loans held for investment were $3.18 billion at March 31, 2003, an increase of $63.1 million, or 2%, from $3.12 billion at December 31, 2002.

     The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2003 and December 31, 2002:

                                                 MARCH 31, 2003       DECEMBER 31, 2002
                                              --------------------   --------------------
                                                AMOUNT     PERCENT     AMOUNT     PERCENT
                                              ----------   -------   ----------   -------
                                                        (DOLLARS IN THOUSANDS)
Commercial and industrial...................  $1,295,480    40.73%   $1,296,849    41.59%
Real estate:
  Construction and land development.........     743,244    23.37       748,272    24.00
  1-4 family residential....................     464,632    14.61       447,534    14.35
  Commercial owner occupied.................     506,192    15.91       458,033    14.69
  Farmland..................................       9,662     0.30         7,679     0.25
  Other.....................................      25,257     0.79        21,693     0.70
Consumer....................................     136,592     4.29       137,891     4.42
                                              ----------   ------    ----------   ------
     Total loans held for investment........  $3,181,059   100.00%   $3,117,951   100.00%
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

     The contractual maturity ranges of the commercial and industrial and funded real estate construction and land development loan portfolio and the amount of such loans with fixed interest rates and floating interest rates in each maturity range as of March 31, 2003 are summarized in the following table:

                                                                    MARCH 31, 2003
                                                  --------------------------------------------------
                                                                AFTER ONE
                                                  ONE YEAR OR    THROUGH     AFTER FIVE
                                                     LESS       FIVE YEARS     YEARS        TOTAL
                                                  -----------   ----------   ----------   ----------
                                                                (DOLLARS IN THOUSANDS)
Commercial and industrial.......................  $  874,367     $370,283     $ 50,830    $1,295,480
Real estate construction and land development...     320,462      262,632      160,150       743,244
                                                  ----------     --------     --------    ----------
          Total.................................  $1,194,829     $632,915     $210,980    $2,038,724
                                                  ==========     ========     ========    ==========
Loans with a fixed interest rate................  $  549,491     $144,179     $173,104    $  866,774
Loans with a floating interest rate.............     645,338      488,736       37,876     1,171,950
                                                  ----------     --------     --------    ----------
          Total.................................  $1,194,829     $632,915     $210,980    $2,038,724
                                                  ==========     ========     ========    ==========

  Loans Held for Sale

     Loans held for sale of $87.4 million at March 31, 2003 decreased from $101.4 million at December 31, 2002. These loans are carried at the lower of cost or market and are typically sold to investors within one year of origination. The market value of these loans is impacted by changes in current interest rates. An increase in interest rates would result in a decrease in the market value of these loans while a decrease in interest rates would result in an increase in the market value of these loans. The business of originating and selling loans is conducted by the Company's mortgage segment.

  Off-Balance Sheet Credit Commitments

     In the normal course of business, the Company enters into various transactions, which, in accordance with generally accepted accounting principles, are not included in its consolidated balance sheet. These transactions are referred to as "off balance-sheet commitments." The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheet. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

     The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $1.79 billion at March 31, 2003 and $1.64 billion at December 31, 2002.

     Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $181.3 million at March 31, 2003 and $166.8 million at December 31, 2002. As of March 31, 2003 and December 31, 2002, $123,000 and $139,000, respectively, has been recorded as a liability for the fair value of the Company's potential obligations under these guarantees which represents the unamortized portion of the fee collected. Management believes this amount to be the fair value of the guarantees.

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

     The Company monitors changes in the level of energy prices, real estate values, borrower collateral, and the level of local, regional, national, and international economic activity. Recently, several major employers in the Houston market have either experienced financial difficulties or reductions in employment due to changes in the energy trading markets, corporate consolidations, or political events affecting the global economy. For the twelve-month period ending February 28, 2003, the local economy recorded a net job loss of approximately 14,700 or 0.6% of the employment base. As of March 31, 2003, these events have had no material effect on the Company's loan portfolio. For the quarter ended March 31, 2003, net charge-offs to average loans was 0.15%. The average for all FDIC insured banks was 1.11% for the year ended December 31, 2002. There can be no assurance, however, the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to changes in general economic conditions.

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

     Management believes that the allowance for loan losses at March 31, 2003 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at March 31, 2003.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                              THREE MONTHS   THREE MONTHS
                                                                 ENDED          ENDED
                                                               MARCH 31,      MARCH 31,
                                                                  2003           2002
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning balance................    $36,696        $31,390
Provision charged against operations........................      3,000          2,500
Charge-offs:
  Commercial and industrial.................................       (480)        (1,088)
  Real estate:
     Construction and land development......................         --           (106)
     1-4 family residential.................................         --            (14)
     Commercial owner occupied..............................         --             (1)
     Farmland...............................................         --             --
     Other..................................................       (594)           (52)
     Consumer...............................................       (245)          (204)
                                                                -------        -------
Total charge-offs...........................................     (1,319)        (1,465)
                                                                -------        -------
Recoveries:
  Commercial and industrial.................................         58             16
  Real estate:
     Construction and land development......................         --             --
     1-4 family residential.................................         27             --
     Commercial owner occupied..............................         --             --
     Farmland...............................................         --             --
     Other..................................................         --             --
     Consumer...............................................         46             67
                                                                -------        -------
Total recoveries............................................        131             83
                                                                -------        -------
Net charge-offs.............................................     (1,188)        (1,382)
                                                                -------        -------
Allowance for loan losses, ending balance...................    $38,508        $32,508
                                                                =======        =======
Allowance to period-end loans...............................       1.21%          1.18%
Net charge-offs to average loans............................       0.15%          0.21%
Allowance to period-end nonperforming loans.................     171.94%        203.20%

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

                                                MARCH 31, 2003         DECEMBER 31, 2002
                                             ---------------------   ---------------------
                                                       PERCENT OF              PERCENT OF
                                                        LOANS TO                LOANS TO
                                             AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS
                                             -------   -----------   -------   -----------
                                                        (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
  applicable to:
  Commercial and industrial................  $17,242      40.73%     $15,637      41.59%
  Real estate:
     Construction and land development.....    6,632      23.37        6,825      24.00
     1-4 family residential................    4,108      14.61        4,014      14.35
     Commercial owner occupied.............    6,386      15.91        5,868      14.69
     Farmland..............................       54       0.30           53       0.25
     Other.................................    1,018       0.79        1,037       0.70
Consumer...................................    3,068       4.29        3,262       4.42
                                             -------     ------      -------     ------
Total allowance for loan losses............  $38,508     100.00%     $36,696     100.00%
                                             =======     ======      =======     ======

  Nonperforming Assets and Impaired Loans

     Nonperforming assets, which include nonaccrual loans, accruing loans 90 or more days past due, restructured loans, and other real estate and foreclosed property, were $23.1 million at March 31, 2003, compared to $15.7 million at December 31, 2002. This resulted in a ratio of nonperforming assets to loans and other real estate of 0.73% at March 31, 2003 and 0.50% at December 31, 2002. Nonaccrual loans, the largest component of nonperforming assets, were $20.5 million at March 31, 2003, an increase of $7.4 million from $13.1 at December 31, 2002.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
Nonaccrual loans............................................   $20,503      $13,113
Accruing loans 90 or more days past due.....................     1,893        1,876
Other real estate and foreclosed property...................       684          760
                                                               -------      -------
          Total nonperforming assets........................   $23,080      $15,749
                                                               =======      =======
Nonperforming assets to total loans and other real estate...      0.73%        0.50%

     Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest. Gross interest income on nonaccrual loans that would have been recorded had these loans been performing as agreed was $295,000 and $196,000 for the three months ended March 31, 2003 and 2002, respectively. On April 1, 2003, the Company foreclosed on a multi-family loan with a net carrying value of $2.8 million that was classified as nonaccrual at March 31, 2003.

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

     A loan is considered impaired, based on current information and events, if management believes that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. An insignificant delay or insignificant shortfall in the amount of payment does not require an application of impairment. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is established for the shortfall as a component of the Bank's allowance for loan loss methodology. All nonaccrual loans are considered impaired at March 31, 2003 and December 31, 2002.

     The following is a summary of loans considered to be impaired:

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
Impaired loans with no valuation allowance..................   $    --      $    --
Impaired loans with a valuation allowance...................    24,487       23,046
                                                               -------      -------
  Total recorded investment in impaired loans...............   $24,487      $23,046
                                                               =======      =======
Valuation allowance related to impaired loans...............   $ 4,082      $ 3,646
                                                               =======      =======

     The average recorded investment in impaired loans during the three months ended March 31, 2003 and the year ended December 31, 2002 was $23.8 million and $22.1 million, respectively. Interest income on impaired loans of $79,000 and $67,000 was recognized for cash payments received during the three months ended March 31, 2003 and 2002, respectively.

  Securities

     At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities classified as held to maturity are stated at cost, increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method, only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale at March 31, 2003 and December 31, 2002.

The amortized cost and approximate fair value of securities classified as available for sale is as follows:

                                           MARCH 31, 2003                               DECEMBER 31, 2002
                             -------------------------------------------   -------------------------------------------
                                          GROSS UNREALIZED                              GROSS UNREALIZED
                             AMORTIZED    -----------------                AMORTIZED    -----------------
                                COST       GAIN      LOSS     FAIR VALUE      COST       GAIN      LOSS     FAIR VALUE
                             ----------   -------   -------   ----------   ----------   -------   -------   ----------
                                                              (DOLLARS IN THOUSANDS)
U.S. Government and agency
  securities...............  $  181,447   $ 1,651   $    --   $  183,098   $  142,032   $ 1,323   $    --   $  143,355
Mortgage-backed
  securities...............     799,511    15,191    (1,680)     813,022      869,872    18,077    (1,194)     886,755
Municipal securities.......     103,390     5,660       (51)     108,999      105,143     3,634      (190)     108,587
Federal Reserve Bank
  stock....................       4,431        --        --        4,431        4,431        --        --        4,431
Federal Home Loan Bank
  stock....................      27,355        --        --       27,355       27,188        --        --       27,188
Other securities...........      56,940       117       (45)      57,012       30,777       107        --       30,884
                             ----------   -------   -------   ----------   ----------   -------   -------   ----------
  Total securities
    available for sale.....  $1,173,074   $22,619   $(1,776)  $1,193,917   $1,179,443   $23,141   $(1,384)  $1,201,200
                             ==========   =======   =======   ==========   ==========   =======   =======   ==========

     Securities totaled $1.19 billion at March 31, 2003, a decrease of $7.3 million from $1.20 billion at December 31, 2002. The yield on the securities portfolio for the three months ended March 31, 2003 was 4.19% compared to 5.43% for the three months ended March 31, 2002.

     Included in the Company's mortgage-backed securities at March 31, 2003 were agency issued collateral mortgage obligations with a book value of $323.0 million and a fair value of $324.6 million and non-agency issued collateral mortgage obligations with a book value and a fair value of $40.3 million.

     At March 31, 2003, $653.8 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At March 31, 2003, approximately $16.2 million of the Company's mortgage-backed securities earned interest at floating rates and repriced within one year, and accordingly were less susceptible to declines in value should interest rates increase.

     The following table summarizes the contractual maturity of investments and their weighted average yields at March 31, 2003. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a separate component of other comprehensive income.

                                                                    MARCH 31, 2003
                       --------------------------------------------------------------------------------------------------------
                                           AFTER ONE YEAR BUT    AFTER FIVE YEARS BUT
                                                 WITHIN                 WITHIN
                        WITHIN ONE YEAR        FIVE YEARS              TEN YEARS          AFTER TEN YEARS
                       -----------------   -------------------   ---------------------   -----------------
                       AMORTIZED           AMORTIZED              AMORTIZED              AMORTIZED
                         COST      YIELD      COST      YIELD       COST        YIELD      COST      YIELD     TOTAL      YIELD
                       ---------   -----   ----------   ------   -----------   -------   ---------   -----   ----------   -----
                                                                (DOLLARS IN THOUSANDS)
U.S. Government and
  agency
  securities.........  $ 19,849    5.53%    $161,598     2.97%     $     --        --%   $     --      --%   $  181,447   3.25%
Mortgage-backed
  securities.........     1,981    5.58        6,915     6.35       136,853      4.74     653,762    4.08       799,511   4.22
Municipal
  securities.........     2,231    4.48        7,264     4.49        11,688      4.57      82,207    4.82       103,390   4.76
Federal Reserve Bank
  stock..............     4,431    6.00           --       --            --        --          --      --         4,431   6.00
Federal Home Loan
  Bank stock.........    27,355    2.75           --       --            --        --          --      --        27,355   2.75
Other securities.....    53,409    1.22          726     5.92         1,593      3.16       1,212    4.32        56,940   1.40
Federal funds sold...    82,220    1.19           --       --            --        --          --      --        82,220   1.19
Securities purchased
  under resale
  agreements.........    30,000    1.07           --       --            --        --          --      --        30,000   1.07
Interest-bearing
  deposits...........    10,144    1.41           --       --            --        --          --      --        10,144   1.41
                       --------    ----     --------     ----      --------      ----    --------    ----    ----------   ----
  Total investments..  $231,620    1.91%    $176,503     3.18%     $150,134      4.71%   $737,181    4.16%   $1,295,438   3.69%
                       ========    ====     ========     ====      ========      ====    ========    ====    ==========   ====

  Other Assets

     Other assets were $160.9 million at March 31, 2003, an increase of $20.5 million from $140.4 million at December 31, 2002. This increase is primarily attributable to increases in factored receivables. Factored receivables result from providing operating funds to businesses by converting their accounts receivable to cash. Factored receivables were $33.2 million at March 31, 2003, an increase of $10.2 million from $23.0 million at December 31, 2002. This increase is due to the seasonal nature of some of the factoring company's customers.

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

     The Company had $228.2 million and $149.4 million of its deposits classified as brokered funds at March 31, 2003 and December 31, 2002, respectively. The growth in brokered deposits is attributable to growth in a major new treasury management relationship whereby the Bank provides banking and treasury management services to mortgage companies throughout the United States. Under this relationship, a referring source, whose business is to lend money to mortgage companies, introduces its customers to the Bank. Deposits garnered as a result of those introductions are classified as brokered deposits for financial and regulatory reporting purposes. In spite of this classification, management believes that the deposits are stable and relationship in nature and that they do not have the characteristics or risks normally associated with brokered deposits.

     The Company's ratio of average noninterest-bearing demand deposits to average total deposits for the periods ended March 31, 2003 and December 31, 2002 was 30% and 29%, respectively.

     The average daily balances and weighted average rates paid on deposits for the three months ended March 31, 2003 and the year ended December 31, 2002 are presented below:

                                                           MARCH 31, 2003     DECEMBER 31, 2002
                                                          -----------------   -----------------
                                                            AMOUNT     RATE     AMOUNT     RATE
                                                          ----------   ----   ----------   ----
                                                                 (DOLLARS IN THOUSANDS)
Interest-bearing demand.................................  $   35,047   0.14%  $   34,409   0.23%
Regular savings.........................................     100,826   0.43       94,388   0.88
Premium yield...........................................     815,816   1.19      830,690   1.61
Money market savings....................................     781,874   0.92      593,691   1.04
Time deposits less than $100,000........................     279,806   2.99      293,752   3.63
Time deposits, $100,000 and over........................     606,011   2.10      553,666   2.69
IRA's, QRP's and other..................................      79,450   3.14       78,583   3.73
                                                          ----------   ----   ----------   ----
Total interest-bearing deposits.........................   2,698,830   1.52%   2,479,179   1.97%
                                                          ----------   ====   ----------   ====
Noninterest-bearing deposits............................   1,172,389             994,113
                                                          ----------          ----------
  Total deposits........................................  $3,871,219          $3,473,292
                                                          ==========          ==========

     The following table sets forth the maturity of the Company's time deposits that are $100,000 or greater as of the dates indicated:

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
3 months or less............................................  $389,515      $285,071
Between 3 months and 6 months...............................    86,696        56,087
Between 6 months and 1 year.................................    46,653        68,934
Over 1 year.................................................   113,023       108,016
                                                              --------      --------
     Total time deposits, $100,000 and over.................  $635,887      $518,108
                                                              ========      ========

  Borrowings

     Securities sold under repurchase agreements and other borrowings generally represent borrowings with maturities ranging from one to thirty days. The Company's long-term borrowings generally consist of borrowings with the Federal Home Loan Bank maturing within one year. Short-term borrowings consist of federal funds purchased and overnight borrowings with the Federal Home Loan Bank. Information relating to these borrowings is summarized as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
Securities sold under repurchase agreements:
     Average................................................  $225,354      $271,304
     Period-end.............................................   239,507       275,443
     Maximum month-end balance during period................   239,507       323,815
Interest rate:
     Weighted average for the period........................      1.03%         1.45%
     Weighted average at period-end.........................      0.99%         1.15%
Long-term borrowings:
     Average................................................  $107,001      $ 42,162
     Period-end.............................................   106,954       107,049
     Maximum month-end balance during period................   107,017       107,172
Interest rate:
     Weighted average for the period........................      2.31%         2.83%
     Weighted average at period-end.........................      2.27%         2.28%
Short-term borrowings:
     Average................................................  $307,004      $326,675
     Period-end.............................................   256,004       408,381
     Maximum month-end balance during period................   402,017       501,736
Interest rate:
     Weighted average for the period........................      1.24%         1.74%
     Weighted average at period-end.........................      1.34%         1.26%

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

     Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Core deposits include all deposits, except certificates of deposit and other time deposits of $100,000 and over. Average core deposits funded approximately 73% of total interest-earning assets for the three months ended March 31, 2003 and 70% for the same period in 2002.

     The Company's risk-based capital ratios including Leverage Capital, Tier I Risk-Based Capital and the Total Risk-Based Capital Ratio were 8.62%, 10.36% and 11.30%, respectively, at March 31, 2003.

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

     The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its condensed consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management's estimate of the allowance to increase or decrease and result in adjustments to the Company's provision for loan losses. See the Company's Annual Report on Form 10-K, "-- Financial Condition -- Loan Review and Allowance for Loan Losses" and "Note 1 -- Nature of Operations and Summary of Significant Accounting Policies" for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

     Mortgage servicing rights assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, credit loss experience, and costs to service, as well discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of mortgage servicing rights is considered a critical accounting estimate. See the Company's Annual Report on Form 10-K, "Note 1 -- Nature of Operations and Summary of Significant Accounting Policies" and "Note
7 -- Mortgage Servicing Rights" for further discussion on the accounting for these assets.

  Other Matters

     On October 24, 2002, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Standards ("SFAS") No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 amends previously issued guidance regarding the accounting and reporting for the acquisition of all or part of a financial institution, effective for acquisitions after October 1, 2002. The statement also provides guidance on all accounting for the impairment or disposal of core deposits. This standard will impact any acquisitions the Company makes beginning October 1, 2002.

     On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were included in the Company's financial statements for the year ended December 31, 2002. The accounting provisions of FIN No. 45 did not have a significant impact on the Company's financial statements.

     On January 17, 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46") Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 ("ARB No. 51"), Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes since December 31, 2002. See the Company's Annual Report on Form 10-K, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Interest Rate Sensitivity and Liquidity."

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

     The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of March 31, 2003 and concluded that those disclosure controls and procedures are effective.

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

---------------

     With respect to the unaudited financial information of Southwest Bancorporation of Texas, Inc. for the three month periods ended March 31, 2003 and 2002, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 30, 2003 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

b.) Reports on Form 8-K:

     One report on Form 8-K was filed by the Company during the three months ended March 31, 2003:

             i.) A Current Report on Form 8-K dated March 10, 2003 was filed on March 12, 2003; Item 7(c) and Item 9.
---------------

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

                   SIGNATURE                                     TITLE                     DATE
                   ---------                                     -----                     ----

            /s/ PAUL B. MURPHY, JR.               Director, President and Chief         May 2, 2003
------------------------------------------------    Executive Officer
              PAUL B. MURPHY, JR.                   (Principal Executive Officer)

              /s/ RANDALL E. MEYER                Executive Vice President              May 2, 2003
------------------------------------------------    and Chief Financial Officer
                RANDALL E. MEYER                    (Principal Financial Officer)

             /s/ R. JOHN MCWHORTER                Senior Vice President and Controller  May 2, 2003
------------------------------------------------    (Principal Accounting Officer)
               R. JOHN MCWHORTER

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of March 31, 2003 (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

Dated: April 30, 2003

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of March 31, 2003 (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

                                                 /s/ RANDALL E. MEYER
                                          --------------------------------------
                                                     Randall E. Meyer
                                            Executive Vice President and Chief
                                                    Financial Officer

Dated: April 30, 2003

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER    DESCRIPTION
    -------   -----------

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