Form 10-Q
period 2003-06-30
SOUTHWEST BANCORP OF TEXAS INC
filed 2003-08-05
CIK 1027258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

            SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

            SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-22007

Southwest Bancorporation of Texas, Inc.

(Exact Name of Registrant as Specified in its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	76-0519693 (I.R.S. Employer Identification No.)

4400 Post Oak Parkway

Houston, Texas 77027
(Address of Principal Executive Offices, including zip code)

(713) 235-8800

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑  No ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)  Yes ☑  No ☐

      There were 34,116,926 shares of the Registrant’s Common Stock outstanding as of the close of business on July 31, 2003.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

Southwest Bancorporation of Texas, Inc.:

      We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiaries (the “Company”) as of June 30, 2003, the related condensed consolidated statement of income for the three-month and six-month periods ended June 30, 2003 and 2002, the condensed consolidated statement of changes in shareholders’ equity for the six-month period ended June 30, 2003, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, of changes in shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/     PricewaterhouseCoopers LLP

Houston, Texas

July 31, 2003

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

	June 30,	December 31,
	2003	2002

	(Dollars in thousands, except
	per share amounts)
ASSETS
Cash and due from banks	$270,711	$472,257
Federal funds sold and other cash equivalents	274,117	63,107

Total cash and cash equivalents	544,828	535,364
Securities available for sale	1,303,613	1,201,200
Loans held for sale	91,757	101,389
Loans held for investment	3,277,684	3,117,951
Allowance for loan losses	(38,723)	(36,696)
Premises and equipment, net	97,402	92,227
Accrued interest receivable	19,131	20,160
Other assets	146,440	140,362

Total assets	$5,442,132	$5,171,957

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — noninterest-bearing	$1,343,749	$1,290,323
Demand — interest-bearing	31,479	36,222
Money market accounts	1,659,319	1,618,417
Savings	107,499	97,119
Time, $100 and over	662,329	518,108
Other time	335,078	351,860

Total deposits	4,139,453	3,912,049
Securities sold under repurchase agreements	235,557	275,443
Other borrowings	554,436	515,430
Accrued interest payable	1,322	1,654
Other liabilities	31,448	21,858

Total liabilities	4,962,216	4,726,434

Commitments and contingencies
Shareholders’ equity:
Common stock — $1 par value, 150,000,000 shares authorized; 34,059,928 issued and 34,057,022 outstanding at June 30, 2003; 33,856,065 issued and outstanding at December 31, 2002	34,060	33,856
Additional paid-in capital	90,704	87,651
Retained earnings	341,795	310,758
Accumulated other comprehensive income	13,360	13,258
Treasury stock, at cost — 2,906 shares and 0 shares, respectively	(3)	—

Total shareholders’ equity	479,916	445,523

Total liabilities and shareholders’ equity	$5,442,132	$5,171,957

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$46,988	$44,767	$92,143	$88,149
Securities	11,489	14,629	23,440	29,008
Federal funds sold and other	284	186	491	377

Total interest income	58,761	59,582	116,074	117,534

Interest expense:
Deposits	9,535	12,174	19,641	24,867
Borrowings	2,050	2,503	4,176	5,300

Total interest expense	11,585	14,677	23,817	30,167

Net interest income	47,176	44,905	92,257	87,367
Provision for loan losses	3,000	3,250	6,000	5,750

Net interest income after provision for loan losses	44,176	41,655	86,257	81,617

Noninterest income:
Service charges on deposit accounts	10,389	9,466	20,915	18,159
Investment services	2,430	2,395	4,725	4,812
Other fee income	2,886	3,089	5,624	5,969
Other operating income	2,113	1,716	4,671	3,342
Gain on sale of loans, net	1,146	1,008	2,246	1,586
Gain on sale of securities, net	1,115	1	1,150	2

Total noninterest income	20,079	17,675	39,331	33,870

Noninterest expenses:
Salaries and employee benefits	24,076	21,487	47,902	42,460
Occupancy expense	6,885	5,631	13,384	11,116
Professional expense	2,147	2,238	4,214	4,056
Other operating expenses	8,055	7,871	15,174	15,794
Minority interest	—	24	—	49

Total noninterest expenses	41,163	37,251	80,674	73,475

Income before income taxes	23,092	22,079	44,914	42,012
Provision for income taxes	7,129	6,897	13,877	13,285

Net income	$15,963	$15,182	$31,037	$28,727

Earnings per common share:
Basic	$0.47	$0.46	$0.92	$0.87

Diluted	$0.46	$0.44	$0.90	$0.84

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Dollars	Capital	Earnings	Income	Stock	Equity

BALANCE, DECEMBER 31, 2002	33,856,065	$33,856	$87,651	$310,758	$13,258	$—	$445,523
Exercise of stock options	150,363	150	2,460				2,610
Issuance of restricted common stock, net of shares forfeited into Treasury stock	53,500	54	(51)			(3)	—
Deferred compensation amortization			644				644
Comprehensive income:
Net income for the six months ended June 30, 2003				31,037			31,037
Net change in unrealized appreciation on securities available for sale, net of deferred taxes of $996					1,846		1,846
Reclassification adjustment for gains included in net income, net of deferred taxes of ($940)					(1,744)		(1,744)

Total comprehensive income							31,139

BALANCE, JUNE 30, 2003	34,059,928	$34,060	$90,704	$341,795	$13,360	($3)	$479,916

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months
	Ended June 30,

	2003	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$31,037	$28,727
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,000	5,750
Depreciation	5,460	4,308
Provision for mortgage servicing rights in excess of fair value	234	—
Realized gain on securities available for sale, net	(1,150)	(2)
Amortization and accretion of securities’ premiums and discounts, net	5,118	1,740
Amortization of mortgage servicing rights	2,594	1,671
Amortization of computer software	2,203	1,722
Other amortization	644	163
Minority interest in net income of consolidated subsidiary	—	49
Gain on sale of loans, net	(2,246)	(1,586)
Origination of loans held for sale	(108,125)	(78,172)
Proceeds from sales of loans	118,976	95,087
Income tax benefit from exercise of stock options	864	4,604
(Increase) decrease in accrued interest receivable, prepaid expenses and other assets	(3,170)	24,812
Increase in accrued interest payable and other liabilities	9,258	207
Other, net	(11)	245

Net cash provided by operating activities	67,686	89,325

Cash flows from investing activities:
Proceeds from maturity and call of securities available for sale	44,174	20,117
Proceeds from sale of securities available for sale	212,700	—
Principal paydowns of mortgage-backed securities available for sale	277,537	175,885
Purchase of securities available for sale	(640,297)	(270,174)
Purchase of Federal Reserve Bank stock	—	(118)
Proceeds from redemption of Federal Home Loan Bank stock	—	5,699
Purchase of Federal Home Loan Bank stock	(339)	(12,630)
Net increase in loans held for investment	(167,081)	(145,722)
Proceeds from sale of premises and equipment	36	801
Purchase of premises and equipment	(12,863)	(34,461)
Purchase of mortgage servicing rights	(249)	(423)
Other, net	(110)	—

Net cash used in investing activities	(286,492)	(261,026)

Cash flows from financing activities:
Net increase in noninterest-bearing demand deposits	53,426	54,375
Net increase in time deposits	127,439	72,743
Net increase in other interest-bearing deposits	46,539	27,731
Net decrease in securities sold under repurchase agreements	(39,886)	(90,549)
Net increase (decrease) in other short-term borrowings	(60,802)	34,215
Proceeds from long-term borrowings	100,000	—
Payments on long-term borrowings	(192)	(177)
Net proceeds from exercise of stock options	1,746	5,663

Net cash provided by financing activities	228,270	104,001

Net increase (decrease) in cash and cash equivalents	9,464	(67,700)
Cash and cash equivalents at beginning of period	535,364	345,456

Cash and cash equivalents at end of period	$544,828	$277,756

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

1. Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the “Company”) and its direct and indirect wholly-owned subsidiaries. The 2002 consolidated financial statements also include the accounts of First National Bank of Bay City, a 58% owned subsidiary of the Company, through November 1, 2002. On this date, the Company sold its interest in this subsidiary. All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position at June 30, 2003 and December 31, 2002, consolidated net income for the three and six months ended June 30, 2003 and 2002, consolidated cash flows for the six months ended June 30, 2003 and 2002, and consolidated changes in shareholders’ equity for the six months ended June 30, 2003. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

      These financial statements and the notes thereto should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2002.

  New Accounting Pronouncements

      On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN No. 46”) Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 (“ARB No. 51”), Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

  Reclassifications

      Certain previously reported amounts have been reclassified to conform to the 2003 financial statement presentation. These reclassifications had no effect on net income or stockholders’ equity.

Stock-Based Compensation

      The Company applies the intrinsic value method of accounting for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). In 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) as amended by SFAS No. 148, which requires pro forma disclosures of net income, stock-based employee compensation cost, and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The pro forma disclosures below use the fair value method of SFAS No. 123 to measure compensation expense for stock-based compensation plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income
As reported	$15,963	$15,182	$31,037	$28,727
Pro forma	$15,430	$14,658	$29,762	$27,430
Stock-based compensation cost, net of income taxes
As reported	$237	$56	$445	$112
Pro forma	$770	$580	$1,720	$1,409
Basic earnings per common share
As reported	$0.47	$0.46	$0.92	$0.87
Pro forma	$0.45	$0.44	$0.88	$0.83
Diluted earnings per common share
As reported	$0.46	$0.44	$0.90	$0.84
Pro forma	$0.44	$0.43	$0.86	$0.80

      The effect of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

2.	Comprehensive Income

      Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$15,963	$15,182	$31,037	$28,727
Net change in unrealized appreciation on securities available for sale, net of tax	2,400	12,430	1,846	9,616
Reclassification adjustment for gains included in net income, net of tax	(1,704)	—	(1,744)	—

Total comprehensive income	$16,659	$27,612	$31,139	$38,343

3.	Mortgage Servicing Rights

      The Company originates residential and commercial mortgage loans both for its own portfolio and to sell to investors with servicing rights retained through its ownership of Mitchell Mortgage Company, LLC. (“Mitchell”). Mitchell also purchases mortgage servicing rights. Mitchell is an approved seller/servicer for Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and an approved issuer of Government National Mortgage Association (“GNMA”) mortgage-backed securities.

      The Company periodically evaluates the carrying value of its mortgage servicing rights in relation to the present value of the estimated future net servicing revenue based on management’s best estimate of remaining loan lives. Any excess carrying value would be recorded as a valuation allowance with the provision recorded as a component of other fee income in the accompanying statement of income.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following table summarizes the changes in capitalized mortgage servicing rights for the periods indicated:

	Six Months
	Ended	Year Ended
	June 30,	December 31,
	2003	2002

Balance, beginning of period	$10,628	$12,008
Originations	1,027	1,996
Purchases	249	804
Scheduled amortization	(401)	(1,176)
Payoff amortization	(2,193)	(3,004)

Balance before valuation allowance	9,310	10,628
Less: Valuation allowance	(2,605)	(2,371)

Balance, end of period	$6,705	$8,257

      Loans serviced for others totaled $978,729 at June 30, 2003 and $1,068,000 at December 31, 2002. Capitalized mortgage servicing rights represent 69 basis points and 77 basis points of the portfolio serviced at June 30, 2003 and December 31, 2002, respectively.

4.     Earnings Per Common Share

      Earnings per common share is computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$15,963	$15,182	$31,037	$28,727

Divided by average common shares and common share equivalents:
Average common shares	33,965	33,345	33,877	33,152
Average common shares issuable under the stock option plan	764	1,067	763	1,096

Total average common shares and common share equivalents	34,729	34,412	34,640	34,248

Basic earnings per common share	$0.47	$0.46	$0.92	$0.87

Diluted earnings per common share	$0.46	$0.44	$0.90	$0.84

      Stock options outstanding of 207 and 87 for the three months ended June 30, 2003 and 2002, respectively, and 508 and 103 for the six months ended June 30, 2003 and 2002, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.

5.     Segment Information

      The Company has two operating segments: the bank and the mortgage company. Each segment is managed separately because each business requires different marketing strategies and each offers different products and services.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The Company evaluates each segment’s performance based on the revenue and expenses from its operations. Intersegment financing arrangements are accounted for at current market rates as if they were with third parties.

      Summarized financial information by operating segment for the three and six months ended June 30, 2003 and 2002 follows:

	Three Months Ended June 30,

	2003				2002

	Bank	Mortgage	Eliminations	Consolidated	Bank	Mortgage	Eliminations	Consolidated

Interest income	$56,261	$3,904	$(1,404)	$58,761	$57,229	$3,982	$(1,629)	$59,582
Interest expense	11,585	1,404	(1,404)	11,585	14,677	1,629	(1,629)	14,677

Net interest income	44,676	2,500	—	47,176	42,552	2,353	—	44,905
Provision for loan losses	2,686	314	—	3,000	3,168	82	—	3,250
Noninterest income	18,505	1,574	—	20,079	16,041	1,634	—	17,675
Noninterest expense	38,494	2,669	—	41,163	34,909	2,342	—	37,251

Income before income taxes	$22,001	$1,091	$—	$23,092	$20,516	$1,563	$—	$22,079

	Six Months Ended June 30,

	2003				2002

	Bank	Mortgage	Eliminations	Consolidated	Bank	Mortgage	Eliminations	Consolidated

Interest income	$111,099	$7,803	$(2,828)	$116,074	$112,633	$8,102	$(3,201)	$117,534
Interest expense	23,817	2,828	(2,828)	23,817	30,167	3,201	(3,201)	30,167

Net interest income	87,282	4,975	—	92,257	82,466	4,901	—	87,367
Provision for loan losses	5,604	396	—	6,000	5,586	164	—	5,750
Noninterest income	36,008	3,323	—	39,331	30,898	2,972	—	33,870
Noninterest expense	75,416	5,258	—	80,674	68,848	4,627	—	73,475

Income before income taxes	$42,270	$2,644	$—	$44,914	$38,930	$3,082	$—	$42,012

Total assets	$5,413,743	$297,093	$(268,704)	$5,442,132	$4,524,452	$259,379	$(235,304)	$4,548,527

      Intersegment interest was paid to the bank by the mortgage company in the amount of $1,404 and $1,629 for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, intersegment interest was $2,828 and $3,201, respectively. Advances from the bank to the mortgage company of $268,704 and $235,304 were eliminated in consolidation at June 30, 2003 and 2002, respectively.

6.	Off-Balance Sheet Credit Commitments

      In the normal course of business, the Company enters into various transactions, which, in accordance with generally accepted accounting principles, are not included in its consolidated balance sheet. These transactions are referred to as “off-balance sheet commitments.” The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheet. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

      The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $1,672,593 at June 30, 2003 and $1,644,722 at December 31, 2002.

      Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $208,084 at June 30, 2003 and $167,771 at December 31, 2002. As of June 30, 2003 and December 31, 2002, $228 and $139, respectively, has been recorded as a liability for the fair value of the Company’s potential obligations under these guarantees which represents the unamortized portion of the fee collected. Management believes this amount to be the fair value of the guarantees.

7.	Merger Related Activity

      On July 1, 2003, the Company completed its merger with Maxim Financial Holdings, Inc. (“Maxim”), whereby Maxim merged into the Company. Maxim is the parent company of MaximBank located in Galveston County, Texas. The merger was an all-cash transaction valued at $63,000. At June 30, 2003, MaximBank had total assets of approximately $312,400 and total deposits of approximately $241,200. The operational merger is expected to be completed in the third quarter of 2003.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” ‘’anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: (a) the effects of future economic conditions on the Company and its customers; (b) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (c) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (d) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; and (e) the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Overview

      Total assets at June 30, 2003 and December 31, 2002 were $5.44 billion and $5.17 billion, respectively. Gross loans were $3.37 billion at June 30, 2003, an increase of $150.1 million, or 5%, from $3.22 billion at December 31, 2002. Shareholders’ equity was $479.9 million and $445.5 million at June 30, 2003 and December 31, 2002, respectively.

      For the three months ended June 30, 2003, net income was $16.0 million ($0.46 per diluted share) compared to $15.2 million ($0.44 per diluted share) for the same period in 2002, an increase of 5%. For the six months ended June 30, 2003, net income was $31.0 million ($0.90 per diluted share) compared to $28.7 million ($0.84 per diluted share) for the same period in 2002, an increase of 8%. Return on average assets and average common shareholders’ equity for the three months ended June 30, 2003 was 1.25% and 13.60%, respectively, as compared to 1.39% and 15.60% for the three months ended June 30, 2002. For the six months ended June 30, 2003, return on average assets and return on average common shareholders’ equity was 1.24% and 13.54%, respectively, as compared to 1.33% and 15.20% for the six months ended June 30, 2002. Return on average assets is calculated by dividing annualized net income by the daily average of total assets. Return on average common shareholders’ equity is calculated by dividing annualized net income by the daily average of common shareholders’ equity.

Results of Operations

  Interest Income

      Interest income for the three months ended June 30, 2003 was $58.8 million, a decrease of $821,000, or 1%, from the three months ended June 30, 2002. This decrease in interest income is due to a decrease in the average yield on interest-earning assets to 5.10% for the three months ended June 30, 2003, a decrease of 91 basis points when compared to the same period in 2002. This decrease is partially offset by a $645.0 million increase in average interest-earning assets to $4.62 billion for the three months ended June 30, 2003, a 16% increase from the same period last year. For the six months ended June 30, 2003, interest income was

$116.1 million, a decrease of $1.5 million, or 1%, from the same period a year ago. This decrease in interest income is due to a decrease in the average yield on interest-earning assets to 5.16% for the six months ended June 30, 2003, a decrease of 86 basis points when compared to the same period in 2002. This decrease is partially offset by a $601.8 million increase in average interest-earning assets to $4.54 billion for the six months ended June 30, 2003, a 15% increase from the same period last year.

      Interest income on securities decreased $3.1 million to $11.5 million for the three months ended June 30, 2003. This decrease was due to a 162 basis point decrease in the average yield on securities to 3.77% for the three months ended June 30, 2003, compared to 5.39% for the same period last year. This decrease is partially offset by a $133.2 million increase in average securities outstanding to $1.22 billion for the three months ended June 30, 2003, a 12% increase from the same period a year ago.

      For the six months ended June 30, 2003, interest income on securities was $23.4 million, a decrease of $5.6 million, or 19%, from the same period a year ago. This decrease was due to a 144 basis point decrease in the average yield on securities to 3.97% for the six months ended June 30, 2003, compared to 5.41% for the same period last year. This decrease is partially offset by a $108.5 million increase in average securities outstanding to $1.19 billion for the six months ended June 30, 2003, an increase of 10% from the same period a year ago.

      Interest income on loans increased $2.2 million to $47.0 million for the three months ended June 30, 2003. This increase was due to a $463.2 million increase in average loans outstanding to $3.30 billion for the three months ended June 30, 2003, a 16% increase from the same period a year ago. This increase is partially offset by a 62 basis point decrease in the average yield on loans to 5.70% for the three months ended June 30, 2003, compared to 6.32% for the same period last year.

      For the six months ended June 30, 2003, interest income on loans was $92.1 million, an increase of $4.0 million, or 5%, from the same period a year ago. This increase was due to a $456.0 million increase in average loans outstanding to $3.26 billion for the six months ended June 30, 2003, a 16% increase from the same period a year ago. This increase is partially offset by a 64 basis point decrease in the average yield on loans to 5.69% for the six months ended June 30, 2003, compared to 6.33% for the same period last year.

  Interest Expense

      Interest expense on deposits and borrowings for the three months ended June 30, 2003 was $11.6 million, a decrease of $3.1 million, or 21%, from the three months ended June 30, 2002. This decrease in interest expense was attributable to a decrease in the average rate on interest-bearing liabilities to 1.37% for the three months ended June 30, 2003, a decrease of 59 basis points when compared to the same period in 2002. This decrease is partially offset by a $405.6 million increase in average interest-bearing liabilities to $3.40 billion for the three months ended June 30, 2003, an increase of 14% from the same period last year.

      Interest expense on deposits and borrowings for the six months ended June 30, 2003 was $23.8 million, a decrease of $6.4 million, or 21%, from the six months ended June 30, 2002. This decrease in interest expense was attributable to a decrease in the average rate on interest-bearing liabilities to 1.42% for the six months ended June 30, 2003, a decrease of 59 basis points when compared to the same period in 2002. This decrease is partially offset by a $349.4 million increase in average interest-bearing liabilities to $3.37 billion for the six months ended June 30, 2003, an increase of 12% from the same period last year.

  Net Interest Income

      Net interest income for the three months ended June 30, 2003 was $47.2 million compared to $44.9 million in 2002, an increase of $2.3 million, or 5%. The increase is primarily attributable to growth in average interest-earning assets and to a decrease in rates paid on interest-bearing liabilities. Average interest-earning assets, primarily loans and securities, increased $645.0 million, or 16%, for the quarter ended June 30, 2003 when compared to the same period last year. This increase in interest-earning assets contributed $9.3 million to net interest income and almost completely offset the effect of lower yields on net interest income for the quarter. The average rate on interest-bearing liabilities was 1.37% for the quarter ended June 30, 2003, a decrease of 59 basis points from 1.96% for the same period last year.

      For the six months ended June 30, 2003, net interest income was $92.3 million, compared to $87.4 million for the same period last year, an increase of $4.9 million, or 6%. Yields on average interest-earning assets, primarily loans and securities, were 5.16% for the six months ended June 30, 2003, a decrease of 86 basis points from 6.02% for the same period last year. The decrease in yield resulted in a decrease in net interest income of $19.0 million when compared to the same period last year. Partially offsetting this decrease is the growth in average interest-earning assets from $3.94 billion for the six months ended June 30, 2002 to $4.54 billion for the six months ended June 30, 2003. Rates paid on interest-bearing liabilities decreased 59 basis points to 1.42% for the six months ended June 30, 2003, compared to 2.01% for the same period last year.

      For the three months ended June 30, 2003, the net interest margin, defined as annualized net interest income divided by average interest-earning assets, declined to 4.09%, compared to 4.53% for the three months ended June 30, 2002. This decrease resulted from a decrease in the yield on interest-earning assets of 91 basis points, from 6.01% for the three months ended June 30, 2002 to 5.10% for the three months ended June 30, 2003. This decrease in yield was partially offset by a decrease in the cost of funds of 59 basis points from 1.96% for the three months ended June 30, 2002 to 1.37% for the three months ended June 30, 2003.

      For the six months ended June 30, 2003, the net interest margin declined to 4.10%, compared to 4.48% for the six months ended June 30, 2002. This decrease resulted from a decrease in the yield on interest-earning assets of 86 basis points, from 6.02% for the six months ended June 30, 2002 to 5.16% for the six months ended June 30, 2003. This decrease in yield was partially offset by a decrease in the cost of funds of 59 basis points from 2.01% for the six months ended June 30, 2002 to 1.42% for the six months ended June 30, 2003.

      The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield. Interest on nonaccruing loans is included to the extent it is received. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated shareholders’ equity.

	Three Months Ended June 30,

	2003			2002

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,304,819	$46,988	5.70%	$2,841,618	$44,767	6.32%
Securities	1,222,798	11,489	3.77	1,089,573	14,629	5.39
Federal funds sold and other	96,204	284	1.18	47,671	186	1.56

Total interest-earning assets	4,623,821	58,761	5.10%	3,978,862	59,582	6.01%

Less allowance for loan losses	(39,930)			(33,142)

	4,583,891			3,945,720
Noninterest-earning assets	526,301			424,419

Total assets	$5,110,192			$4,370,139

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market and savings deposits	$1,810,986	4,035	0.89%	$1,493,217	5,161	1.39%
Time deposits	964,980	5,500	2.29	929,548	7,013	3.03
Repurchase agreements and other borrowed funds	627,729	2,050	1.31	575,363	2,503	1.74

Total interest-bearing liabilities	3,403,695	11,585	1.37%	2,998,128	14,677	1.96%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,208,477			954,006
Other liabilities	27,349			27,560

Total liabilities	4,639,521			3,979,694
Shareholders’ equity	470,671			390,445

Total liabilities and shareholders’ equity	$5,110,192			$4,370,139

Net interest income		$47,176			$44,905

Net interest spread			3.73%			4.05%

Net interest margin			4.09%			4.53%

	Six Months Ended June 30,

	2003			2002

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,263,820	$92,143	5.69%	$2,807,782	$88,149	6.33%
Securities	1,190,491	23,440	3.97	1,081,950	29,008	5.41
Federal funds sold and other	83,829	491	1.18	46,650	377	1.63

Total interest-earning assets	4,538,140	116,074	5.16%	3,936,382	117,534	6.02%

Less allowance for loan losses	(39,078)			(32,824)

	4,499,062			3,903,558
Noninterest-earning assets	558,490			453,874

Total assets	$5,057,552			$4,357,432

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market and savings deposits	$1,772,488	8,327	0.95%	$1,490,339	10,325	1.40%
Time deposits	965,123	11,314	2.36	923,749	14,542	3.17
Repurchase agreements and other borrowed funds	633,512	4,176	1.33	607,675	5,300	1.76

Total interest-bearing liabilities	3,371,123	23,817	1.42%	3,021,763	30,167	2.01%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,190,533			929,278
Other liabilities	33,799			25,265

Total liabilities	4,595,455			3,976,306
Shareholders’ equity	462,097			381,126

Total liabilities and shareholders’ equity	$5,057,552			$4,357,432

Net interest income		$92,257			$87,367

Net interest spread			3.74%			4.01%

Net interest margin			4.10%			4.48%

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

	Three Months Ended June 30,			Six Months Ended June 30,

	2003 vs. 2002			2003 vs. 2002

	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Loans	$7,297	$(5,076)	$2,221	$14,317	$(10,323)	$3,994
Securities	1,789	(4,929)	(3,140)	2,910	(8,478)	(5,568)
Federal funds sold and other	189	(91)	98	300	(186)	114

Total increase (decrease) in interest income	9,275	(10,096)	(821)	17,527	(18,987)	(1,460)

Interest-bearing liabilities:
Money market and savings deposits	1,098	(2,224)	(1,126)	1,955	(3,953)	(1,998)
Time deposits	267	(1,780)	(1,513)	651	(3,879)	(3,228)
Repurchase agreements and other borrowed funds	228	(681)	(453)	225	(1,349)	(1,124)

Total increase (decrease) in interest expense	1,593	(4,685)	(3,092)	2,831	(9,181)	(6,350)

Increase (decrease) in net interest income	$7,682	$(5,411)	$2,271	$14,696	$(9,806)	$4,890

  Provision for Loan Losses

      The provision for loan losses was $3.0 million for the three months ended June 30, 2003 as compared to $3.3 million for the three months ended June 30, 2002. The provision for loan losses was $6.0 million for the six months ended June 30, 2003 as compared to $5.8 million for the six months ended June 30, 2002. Changes in the provision for loan losses were attributable to the recognition of changes in current risk factors. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company’s loan loss allowance in accordance with its standard procedures. (See “— Financial Condition — Loan Review and Allowance for Loan Losses.”)

  Noninterest Income

      Noninterest income for the three months ended June 30, 2003 was $20.1 million, an increase of $2.4 million, or 14%, from $17.7 million during the comparable period in 2002. Noninterest income for the six months ended June 30, 2003 was $39.3 million, an increase of $5.5 million, or 16%, from $33.9 million during the comparable period in 2002. The following table shows the breakout of noninterest income between the bank and the mortgage company for the periods indicated.

	Three Months Ended June 30,						Six Months Ended June 30,

	2003			2002			2003			2002

	Bank	Mortgage	Combined	Bank	Mortgage	Combined	Bank	Mortgage	Combined	Bank	Mortgage	Combined

Service charges on deposit accounts	$10,389	$—	$10,389	$9,466	$—	$9,466	$20,915	$—	$20,915	$18,159	$—	$18,159
Investment services	2,430	—	2,430	2,395	—	2,395	4,725	—	4,725	4,812	—	4,812
Factoring fee income	1,072	—	1,072	1,087	—	1,087	2,078	—	2,078	2,307	—	2,307
Loan fee income	667	1,049	1,716	302	852	1,154	1,079	1,780	2,859	647	1,402	2,049
Bank-owned life insurance income	1,195	—	1,195	1,207	—	1,207	2,385	—	2,385	2,395	—	2,395
Letters of credit fee income	656	—	656	363	—	363	1,178	—	1,178	703	—	703
Mortgage servicing fees, net of amortization and impairment	—	(922)	(922)	—	91	91	—	(1,241)	(1,241)	—	121	121
Gain on sale of loans, net	—	1,146	1,146	467	541	1,008	—	2,246	2,246	467	1,119	1,586
Gain on sale of securities, net	1,115	—	1,115	1	—	1	1,150	—	1,150	2	—	2
Other income	981	301	1,282	753	150	903	2,498	538	3,036	1,406	330	1,736

Total noninterest income	$18,505	$1,574	$20,079	$16,041	$1,634	$17,675	$36,008	$3,323	$39,331	$30,898	$2,972	$33,870

      Banking Segment. The largest component of noninterest income is service charges on deposit accounts, which were $10.4 million for the three months ended June 30, 2003, an increase of $923,000, or 10%, from $9.5 million for the same period last year. Service charges on deposit accounts were $20.9 million for the six months ended June 30, 2003, an increase of $2.8 million, or 15%, from $18.2 million for the same period last year. Several factors contributed to this growth. First, the Bank’s treasury management group continues to grow, with service charges from commercial analysis up $495,000, or 14%, for the three months ended June 30, 2003 when compared to the same period last year. For the six months ended June 30, 2003, such charges were $8.9 million, an increase of $1.0 million, or 14%, from $7.9 million for the six months ended June 30, 2002. This success at winning new business results from the Company’s ability to design custom cost-effective cash management solutions for middle market and large corporate customers. Second, net non-sufficient funds charges on deposit accounts were $4.4 million for the three months ended June 30, 2003, an increase of $171,000, or 4%, from $4.2 million for the same period last year. For the six months ended June 30, 2003, net non-sufficient funds charges on deposit accounts were $8.4 million, an increase of $1.1 million, or 15%, from $7.3 million for the six months ended June 30, 2002. Additionally, the total number of deposit accounts grew from 158,057 at June 30, 2002 to 166,259 at June 30, 2003.

      Investment services income was $2.4 million for the three months ended June 30, 2003, unchanged from the same period a year ago. For the six months ended June 30, 2003, investment services income was $4.7 million, a decrease of $87,000, or 2%, from $4.8 million for the six months ended June 30, 2002. The relatively low level of growth in investment services activity is reflective of industry experience resulting from consumer uncertainty over the financial markets.

      Gain on sale of securities, net, was $1.1 million and $1.2 million for the three months and six months ended June 30, 2003, respectively. This gain resulted from the sale of investment securities with a book value of $162.4 million during the three months ended June 30, 2003. Securities were sold during 2003 as part of the ongoing portfolio management process. There were no such transactions in the prior year.

      Mortgage Segment. Gain on sale of loans, net, was $1.1 million for the three months ended June 30, 2003, an increase of $605,000, or 112%, from the same period last year. For the six months ended June 30, 2003, gain on sale of loans, net, was $2.2 million, an increase of $1.1 million, or 101%, from $1.1 million for the six months ended June 30, 2002. This increase is attributable to the declining rate environment in the current year. The market value of loans held for sale is impacted by changes in current interest rates. An increase in interest rates results in a decrease in the market value of these loans while a decrease in interest rates results in an increase in the market value of these loans. The principal balances of mortgage loans sold were $65.2 million and $33.6 million during the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003, the principal balances of mortgage loans sold were $116.7 million compared to $89.6 million for the same period last year.

      Mortgage servicing fees, net of amortization and impairment, was ($922,000) for the three months ended June 30, 2003, a decrease of $1.0 million when compared to $91,000 for the same period last year. For the six months ended June 30, 2003, mortgage servicing fees, net of amortization and impairment, was ($1.2) million, a decrease of $1.4 million when compared to the same period last year. The loss on mortgage servicing activity in the current year was due to the level of refinance activity that prevailed during the period. The mortgage industry is experiencing high levels of prepayment activity as a result of lower interest rates. Capitalized mortgage servicing costs are expensed against the related fee income as the underlying loans are paid off.

      Amortization of capitalized mortgage servicing costs for the three months ended June 30, 2003 was $1.5 million, an increase of $665,000, or 83%, from $800,000 for the three months ended June 30, 2002. In addition, during the quarter ended June 30, 2003, the Company recognized a non-cash, pretax, write-down of the carrying value of the mortgage servicing asset of $234,000 in accordance with the quarterly revaluation of the capitalized mortgage servicing costs. For the six months ended June 30, 2003, amortization of capitalized mortgage servicing costs was $2.6 million, an increase of $923,000, or 55%, when compared to $1.7 million for the same period last year.

  Noninterest Expenses

      For the three months ended June 30, 2003, noninterest expenses totaled $41.2 million, an increase of $3.9 million, or 11%, from $37.3 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, noninterest expenses totaled $80.7 million, an increase of $7.2 million, or 10%, from the same period in 2002. The increase in noninterest expenses was primarily due to salaries and employee benefits and occupancy expenses.

      Salaries and employee benefits for the three months ended June 30, 2003 were $24.1 million, an increase of $2.6 million, or 12%, from the three months ended June 30, 2002. For the six months ended June 30, 2003, salaries and employee benefits were $47.9 million, an increase of $5.4 million, or 13%, from $42.5 million for the same period last year. This increase was due primarily to hiring of additional personnel required to accommodate the Company’s growth. Total full-time employees were 1,556 and 1,391 at June 30, 2003 and 2002, respectively.

      Occupancy expense for the three months ended June 30, 2003 was $6.9 million, an increase of $1.3 million, or 22%, from $5.6 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, occupancy expense was $13.4 million, an increase of $2.3 million, or 20%, from $11.1 million for the six months ended June 30, 2002. Major categories within occupancy expense are building lease expense, depreciation expense, utilities, and maintenance contract expense. Building lease expense decreased $264,000, or 18%, to $1.2 million for the three months ended June 30, 2003, compared to $1.4 million for the same period last year. For the six months ended June 30, 2003, building lease expense was $2.4 million, a decrease of $728,000, or 24%, when compared to the same period last year. This decrease was primarily due to the discontinuation of rental payments on the downtown operations center purchased by the Bank in May 2002. This cost savings was partially offset by increased building maintenance and utility costs on the same property. Depreciation expense increased $592,000, or 26%, to $2.9 million for the three months ended June 30, 2003. For the six months ended June 30, 2003, depreciation expense was $5.5 million, an increase of $1.2 million, or 27%, from $4.3 million for the same period last year. This increase was due primarily to additional depreciation resulting from the purchase of the downtown operations center and capitalized leasehold improvements associated with renovations at the Company’s headquarters. In addition, depreciation on computer equipment has increased in the current year for expenditures made to support the Company’s growth. Maintenance contract expense for the three months ended June 30, 2003 was $1.2 million, an increase of $378,000, or 43%, compared to $871,000 for the same period last year. For the six months ended June 30, 2003, maintenance contract expense was $2.4 million, an increase of $722,000, or 44%, from $1.6 million for the same period last year. The Company has purchased maintenance contracts for major operating systems throughout the organization.

  Income Taxes

      Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers’ salaries, less interest income from federal securities. For the three months ended June 30, 2003, the provision for income taxes was $7.1 million, an increase of $232,000, or 3%, from the $6.9 million provided for in the same period in 2002. For the six months ended June 30, 2003, the provision for income taxes was $13.9 million, an increase of $592,000, or 4%, from the $13.3 million provided for in the same period in 2002. The Company’s effective tax rate was 31% for the three and six months ended June 30, 2003 and 2002.

Financial Condition

  Loans Held for Investment

      Loans held for investment were $3.28 billion at June 30, 2003, an increase of $159.7 million, or 5%, from $3.12 billion at December 31, 2002.

      The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$1,327,581	40.51%	$1,296,849	41.59%
Real estate:
Construction and land development	744,601	22.72	748,272	24.00
1-4 family residential	501,079	15.29	447,534	14.35
Commercial	527,204	16.08	458,033	14.69
Farmland	9,561	0.29	7,679	0.25
Other	35,462	1.08	21,693	0.70
Consumer	132,196	4.03	137,891	4.42

Total loans held for investment	$3,277,684	100.00%	$3,117,951	100.00%

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

      The Company’s commercial loans are generally underwritten on the basis of the borrower’s ability to service such debt from cash flow. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets and personal guarantees of company owners or project sponsors. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

      A substantial portion of the Company’s real estate loans consists of loans collateralized by real estate, other assets and personal guarantees of company owners or project sponsors. Additionally, a portion of the Company’s lending activity consists of the origination of single-family residential mortgage loans collateralized by owner-occupied properties located in the Company’s primary market area. The Company offers a variety of mortgage loan products which generally are amortized over five to 30 years.

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

      The Company originates residential and commercial mortgage loans to sell to investors with servicing rights retained. The Company also provides residential and commercial construction financing to builders and developers and acts as a broker in the origination of multi-family and commercial real estate loans.

      Residential construction financing to builders generally has been originated in amounts of no more than 80% of appraised value. The Company requires a mortgage title binder and builder’s risk insurance in the amount of the loan. The contractual loan payment periods for residential construction loans are generally for a six to twelve month period.

      Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan.

      The contractual maturity ranges of the commercial and industrial and funded real estate construction and land development loan portfolio and the amount of such loans with fixed interest rates and floating interest rates in each maturity range as of June 30, 2003 are summarized in the following table:

	June 30, 2003

		After One
	One Year Or	Through	After Five
	Less	Five Years	Years	Total

	(Dollars in thousands)
Commercial and industrial	$896,417	$380,027	$51,137	$1,327,581
Real estate construction and land development	293,104	291,695	159,802	744,601

Total	$1,189,521	$671,722	$210,939	$2,072,182

Loans with a fixed interest rate	$510,385	$129,062	$176,531	$815,978
Loans with a floating interest rate	679,136	542,660	34,408	1,256,204

Total	$1,189,521	$671,722	$210,939	$2,072,182

  Loans Held for Sale

      Loans held for sale of $91.8 million at June 30, 2003 decreased from $101.4 million at December 31, 2002. These loans are carried at the lower of cost or market and are typically sold to investors within one year of origination. The market value of these loans is impacted by changes in current interest rates. An increase in interest rates would result in a decrease in the market value of these loans while a decrease in interest rates would result in an increase in the market value of these loans. The business of originating and selling loans is conducted by the Company’s mortgage segment.

     Off-Balance Sheet Credit Commitments

      In the normal course of business, the Company enters into various transactions, which, in accordance with generally accepted accounting principles, are not included in its consolidated balance sheet. These transactions are referred to as “off-balance sheet commitments.” The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheet. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

      The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with commitments to extend credit. Commitments to extend credit totaled $1.67 billion at June 30, 2003 and $1.64 billion at December 31, 2002.

      Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $208.1 million at June 30, 2003 and $167.8 million at December 31, 2002. As of June 30, 2003 and December 31, 2002, $228,000 and $139,000, respectively, has been recorded as a liability for the fair value of the Company’s potential obligations under these guarantees which represents the unamortized portion of the fee collected. Management believes this amount to be the fair value of the guarantees.

  Loan Review and Allowance for Loan Losses

      The Company’s loan review procedures include a credit quality assurance process that begins with approval of lending policies and underwriting guidelines by the Board of Directors, a loan review department staffed, in part, with Office of the Comptroller of the Currency experienced personnel, low individual lending limits for officers, Senior Loan Committee approval for large credit relationships and a quality control process for loan documentation. The Company also maintains a monitoring process for credit extensions in excess of $100,000. The Company performs quarterly concentration analyses based on various factors such as industries, collateral types, business lines, large credit sizes, international credit exposure and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. The Company continues to invest in its loan portfolio monitoring system to enhance its risk management capabilities.

      The Company’s loan portfolio is well diversified by industry type but is generally concentrated in the eight county region defined as its primary market area. Historically, the Houston metropolitan area has been affected both positively and negatively by conditions in the energy industry. It is estimated that approximately 32% of economic activity currently is related to the upstream energy industry, down from 69% in 1981. Since the mid 1980’s, the economic impact of changes in the energy industry has been lessened due to the diversification of the Houston economy driven by growth in such economic entities as the Texas Medical Center, the Port of Houston, and the Johnson Space Center, among others, and government infrastructure spending to support the population and job growth in the Houston area. As a result, the economy of the

Company’s primary market area has become increasingly affected by changes in the national and international economies.

      The Company monitors changes in the level of energy prices, real estate values, borrower collateral, and the level of local, regional, national, and international economic activity. Recently, several major employers in the Houston market have either experienced financial difficulties or reductions in employment due to changes in the energy trading markets, corporate consolidations, or political events affecting the global economy. For the twelve-month period ended June 30, 2003, the local economy recorded a net job loss of approximately 14,300 or 0.7% of the employment base. As of June 30, 2003, these events have had no material effect on the Company’s loan portfolio. For the six month period ended June 30, 2003, annualized net charge-offs to average loans was 0.25%. The comparable average for all FDIC insured commercial banks was 0.92% for the three month period ended March 31, 2003. There can be no assurance, however, the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to changes in general economic conditions.

      The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of risk inherent in the loan portfolio. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received. Based on an evaluation of the loan portfolio, management presents a quarterly analysis of the allowance for loan losses to a committee of the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluations, management considers both quantitative and qualitative risk factors in establishing an allowance for loan losses that it considers to be appropriate at each reporting period. Quantitative factors include historical charge-off experience, delinquency and past due trends, changes in collateral values, changes in energy prices, changes in the level of borrower covenant violations, the level of nonperforming loans, changes in the risk classification of credits, growth and concentrations of credit in the loan portfolio, the results of regulatory and internal loan review examinations, and changes in the loan portfolio’s composition by both industry and by borrower.

      Qualitative factors include an evaluation of the economic factors affecting the Company’s primary market area, changes in the type and complexity of credit extensions, the experience levels of its lending and loan review staff, new lending products, the age of the loan portfolio, and other factors.

      In order to determine the adequacy of the allowance for loan losses, management performs periodic reviews of the loan portfolio, either individually or in pools. Generally, commercial and real estate loans are reviewed individually and consumer and single family residential loans are evaluated in pools.

      The allowance for loan losses is established based upon (i) the historical loss experience by loan type; (ii) management’s internal grading of the loans resulting in an allowance based upon the historical loss experience by grade applied to the outstanding principal balance of the adversely graded loans; and (iii) certain subjective factors such as economic trends, performance trends, portfolio age and concentrations of credit. In addition, specific allowances may be established for loans which management believes require greater reserves than those allocated based on the above methodology. Future changes in economic conditions, circumstances, or other factors could cause management to increase or decrease the allowance for loan losses as necessary.

      Management believes that the allowance for loan losses at June 30, 2003 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at June 30, 2003.

      The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Six Months Ended
	June 30,

	2003	2002

	(Dollars in thousands)
Allowance for loan losses, beginning balance	$36,696	$31,390
Provision charged against operations	6,000	5,750
Charge-offs:
Commercial and industrial	(656)	(3,762)
Real estate:
Construction and land development	—	(108)
1-4 family residential	(23)	(57)
Commercial	(568)	(7)
Farmland	—	—
Other	(2,741)	(64)
Consumer	(385)	(469)

Total charge-offs	(4,373)	(4,467)

Recoveries:
Commercial and industrial	85	190
Real estate:
Construction and land development	—	—
1-4 family residential	48	—
Commercial	—	—
Farmland	—	—
Other	—	—
Consumer	267	162

Total recoveries	400	352

Net charge-offs	(3,973)	(4,115)

Allowance for loan losses, ending balance	$38,723	$33,025

Allowance to period-end loans	1.18%	1.17%
Net charge-offs to average loans	0.25%	0.30%
Allowance to period-end nonperforming loans	204.70%	249.04%

      The following table reflects the distribution of the allowance for loan losses among various categories of loans for the dates indicated. The Company has allocated portions of its allowance for loan losses to cover the estimated losses inherent in particular risk categories of loans. This allocation is made for analytical purposes and is not necessarily indicative of the categories in which loan losses may occur. The total allowance is available to absorb losses from any category of loans.

	June 30, 2003		December 31, 2002

		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$16,402	40.51%	$15,637	41.59%
Real estate:
Construction and land development	7,044	22.72	6,825	24.00
1-4 family residential	4,908	15.29	4,014	14.35
Commercial	6,861	16.08	5,868	14.69
Farmland	56	0.29	53	0.25
Other	1,963	1.08	1,037	0.70
Consumer	1,489	4.03	3,262	4.42

Total allowance for loan losses	$38,723	100.00%	$36,696	100.00%

  Nonperforming Assets and Impaired Loans

      Nonperforming assets, which include nonaccrual loans, accruing loans 90 or more days past due, restructured loans, and other real estate and foreclosed property, were $22.3 million at June 30, 2003, compared to $15.7 million at December 31, 2002. This resulted in a ratio of nonperforming assets to loans and other real estate of 0.68% at June 30, 2003 and 0.50% at December 31, 2002. The increase in nonperforming assets is primarily due to an increase in accruing loans 90 or more days past due of $2.4 million to $4.3 million at June 30, 2003 when compared to $1.9 million at December 31, 2002 and an increase in other real estate and foreclosed property of $2.6 million to $3.4 million at June 30, 2003 when compared to $760,000 at December 31, 2002. Of the $2.4 million increase in accruing loans over 90 days past due, three loans totaling $1.1 million have subsequently been paid in full and five loans totaling $632,000 have been reclassified to performing status subsequent to June 30, 2003 due to principal payments received. The increase in other real estate and foreclosed property is primarily caused by the April 1, 2003 foreclosure on a multi-family loan with a net carrying value of $2.7 million at June 30, 2003. Nonaccrual loans, the largest component of nonperforming assets, were $14.6 million at June 30, 2003, an increase of $1.5 million from $13.1 million at December 31, 2002.

      The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30,	December 31,
	2003	2002

Nonaccrual loans	$14,609	$13,113
Accruing loans 90 or more days past due	4,308	1,876
Other real estate and foreclosed property	3,398	760

Total nonperforming assets	$22,315	$15,749

Nonperforming assets to total loans and other real estate	0.68%	0.50%

      Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest. Gross interest income on nonaccrual loans that would have been recorded had these loans been performing as agreed was $605,000 and $394,000 for the six months ended June 30, 2003 and 2002, respectively.

      The Company regularly updates appraisals on loans collateralized by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan losses.

      A loan is considered impaired, based on current information and events, if management believes that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. An insignificant delay or insignificant shortfall in the amount of payment does not require a loan to be considered impaired. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is established for the shortfall as a component of the Bank’s allowance for loan loss methodology. All nonaccrual loans are considered impaired at June 30, 2003 and December 31, 2002.

      The following is a summary of loans considered to be impaired:

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$8,805	$9,957
Impaired loans with a SFAS No. 114 valuation reserve	11,103	13,089

Total recorded investment in impaired loans	$19,908	$23,046

Valuation allowance related to impaired loans	$3,055	$3,646

      The average recorded investment in impaired loans during the six months ended June 30, 2003 and the year ended December 31, 2002 was $21.5 million and $22.1 million, respectively. Interest income on impaired loans of $126,000 and $206,000 was recognized for cash payments received during the six months ended June 30, 2003 and 2002, respectively.

  Securities

      At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale at June 30, 2003 and December 31, 2002.

      The amortized cost and approximate fair value of securities classified as available for sale is as follows:

	June 30, 2003				December 31, 2002

		Gross Unrealized				Gross Unrealized
	Amortized				Amortized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$181,354	$2,003	$—	$183,357	$142,032	$1,323	$—	$143,355
Mortgage-backed securities	943,471	12,403	(836)	955,038	869,872	18,077	(1,194)	886,755
Municipal securities	107,487	8,253	(63)	115,677	105,143	3,634	(190)	108,587
Federal Reserve Bank stock	4,433	—	—	4,433	4,431	—	—	4,431
Federal Home Loan Bank stock	27,526	—	—	27,526	27,188	—	—	27,188
Other securities	17,427	155	—	17,582	30,777	107	—	30,884

Total securities available for sale	$1,281,698	$22,814	$(899)	$1,303,613	$1,179,443	$23,141	$(1,384)	$1,201,200

      Securities totaled $1.30 billion at June 30, 2003, an increase of $102.4 million from $1.20 billion at December 31, 2002. The yield on the securities portfolio for the six months ended June 30, 2003 was 3.97% compared to 5.41% for the six months ended June 30, 2002.

      Included in the Company’s mortgage-backed securities at June 30, 2003 were agency issued collateral mortgage obligations with a book value of $323.7 million and a fair value of $325.9 million and non-agency issued collateral mortgage obligations with a book value of $90.8 million and a fair value of $91.6 million.

      At June 30, 2003, $828.6 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At June 30, 2003, approximately $14.5 million of the Company’s mortgage-backed securities earned interest at floating rates and repriced within one year.

      The following table summarizes the contractual maturity of investments and their weighted average yields at June 30, 2003. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a separate component of other comprehensive income.

	June 30, 2003

			After One Year		After Five Years
			But Within		But Within
	Within One Year		Five Years		Ten Years		After Ten Years

	Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Total	Yield

	(Dollars in thousands)
U.S. Government securities	$19,909	5.54%	$161,445	2.97%	$—	—%	$—	—%	$181,354	3.25%
Mortgage-backed securities	1,012	5.18%	27,435	3.89%	86,392	4.34%	828,632	3.90%	943,471	3.94%
Municipal securities	1,886	4.48%	6,404	4.54%	8,415	4.64%	90,782	5.69%	107,487	5.52%
Federal Reserve Bank stock	4,433	6.00%	—	—	—	—	—	—	4,433	6.00%
Federal Home Loan Bank stock	27,526	2.50%	—	—	—	—	—	—	27,526	2.50%
Other securities	14,082	1.07%	665	6.14%	1,149	3.14%	1,531	4.57%	17,427	1.70%
Federal funds sold	238,440	1.47%	—	—	—	—	—	—	238,440	1.47%
Securities purchased under resale agreements	30,000	1.04%	—	—	—	—	—	—	30,000	1.04%
Interest-bearing deposits	5,677	1.30%	—	—	—	—	—	—	5,677	1.30%

Total investments	$342,965	1.82%	$195,949	3.16%	$95,956	4.35%	$920,945	4.08%	$1,555,815	3.48%

  Other Assets

      Other assets were $146.4 million at June 30, 2003, an increase of $6.1 million from $140.4 million at December 31, 2002. This increase is primarily attributable to increases in the cash value of Bank-owned life insurance policies and other real estate and foreclosed property. The cash value of Bank-owned life insurance policies was approximately $89.9 million at June 30, 2003, an increase of $2.4 million, or 3%, from $87.5 million at December 31, 2002. This increase resulted from the interest earned on these policies. Other real estate and foreclosed property was $3.4 million at June 30, 2003, an increase of $2.6 million, or 347%, from $760,000 at December 31, 2002. This increase resulted from the April 1, 2003 foreclosure of a multi-family loan with a net carrying value of $2.7 million at June 30, 2003.

  Deposits

      The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company’s deposits consist of demand, savings, interest-bearing demand, money market and time accounts. The Company relies primarily on its product and service offerings, high quality customer service, advertising, and competitive pricing policies to attract and retain these deposits. Deposits provide the primary source of funding for the Company’s lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

      The Company had $260.7 million and $149.4 million of its deposits classified as brokered funds at June 30, 2003 and December 31, 2002, respectively. The growth in brokered deposits is attributable to growth in a major new treasury management relationship whereby the Bank provides banking and treasury management services to mortgage companies throughout the United States. Under this relationship, a referring source, whose business is to lend money to mortgage companies, introduces its customers to the Bank. Deposits garnered as a result of those introductions are classified as brokered deposits for financial and regulatory reporting purposes. In spite of this classification, management believes that the deposits are stable and relationship-based and that they do not have the characteristics or risks normally associated with brokered deposits.

      The Company’s ratio of average noninterest-bearing demand deposits to average total deposits for the periods ended June 30, 2003 and December 31, 2002 was 30% and 29%, respectively.

      The average daily balances and weighted average rates paid on deposits for the six months ended June 30, 2003 and the year ended December 31, 2002 are presented below:

	June 30, 2003		December 31, 2002

	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Interest-bearing demand	$35,250	0.22%	$34,409	0.23%
Regular savings	104,764	0.40	94,388	0.88
Premium yield	828,679	1.09	830,690	1.61
Money market savings	803,795	0.90	593,691	1.04
Time deposits less than $100,000	275,926	2.92	293,752	3.63
Time deposits $100,000 and over	609,846	2.02	553,666	2.69
IRA’s, QRP’s and other	79,351	3.07	78,583	3.73

Total interest-bearing deposits	2,737,611	1.45%	2,479,179	1.97%

Noninterest-bearing deposits	1,190,533		994,113

Total deposits	$3,928,144		$3,473,292

      The following table sets forth the maturity of the Company’s time deposits that are $100,000 or greater as of the dates indicated:

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
3 months or less	$446,009	$285,071
Between 3 months and 6 months	63,469	56,087
Between 6 months and 1 year	44,926	68,934
Over 1 year	107,925	108,016

Total time deposits, $100,000 and over	$662,329	$518,108

  Borrowings

      Securities sold under repurchase agreements and other borrowings generally represent borrowings with maturities ranging from one to thirty days. The Company’s long-term borrowings generally consist of borrowings with the Federal Home Loan Bank maturing within one year. Short-term borrowings consist of federal funds purchased and overnight borrowings with the Federal Home Loan Bank. Information relating to these borrowings is summarized as follows:

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
Securities sold under repurchase agreements:
Average	$242,216	$271,304
Period-end	235,557	275,443
Maximum month-end balance during period	290,650	323,815
Interest rate:
Weighted average for the period	1.01%	1.45%
Weighted average at period-end	0.98%	1.15%
Long-term borrowings:
Average	$106,953	$42,162
Period-end	206,857	107,049
Maximum month-end balance during period	206,857	107,172
Interest rate:
Weighted average for the period	2.30%	2.83%
Weighted average at period-end	1.68%	2.28%
Short-term borrowings:
Average	$284,343	$326,675
Period-end	347,579	408,381
Maximum month-end balance during period	402,017	501,736
Interest rate:
Weighted average for the period	1.23%	1.74%
Weighted average at period-end	1.25%	1.26%

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

      The Company relies primarily on customer deposits, securities sold under repurchase agreements and shareholders’ equity to fund interest-earning assets. The Federal Home Loan Bank (“FHLB”) is also a major source of liquidity for the Bank. The FHLB allows member banks to borrow against their eligible collateral to satisfy liquidity requirements.

      Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Core deposits include all deposits, except certificates of deposit and other time deposits of $100,000 and over. Average core deposits funded approximately 73% of total interest-earning assets for the six months ended June 30, 2003 and 71% for the same period in 2002.

      The following table compares the Company’s and the Bank’s leverage and risk-weighted capital ratios as of June 30, 2003 and December 31, 2002 to the minimum regulatory standards:

					Minimum to be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

	(Dollars in thousands)
As of June 30, 2003
Total Capital (to Risk Weighted Assets):
The Company	$501,244	11.61%	$345,260	8.00%	$	N/A	N/A	%
The Bank	484,710	11.26%	344,252	8.00%		430,315	10.00%
Tier I Capital (to Risk Weighted Assets):
The Company	462,521	10.72%	172,630	4.00%		N/A	N/A	%
The Bank	445,487	10.35%	172,126	4.00%		344,252	8.00%
Tier I Capital (to Average Assets):
The Company	462,521	9.06%	153,206	3.00%		N/A	N/A	%
The Bank	445,487	8.77%	152,314	3.00%		253,856	5.00%
As of December 31, 2002
Total Capital (to Risk Weighted Assets):
The Company	465,545	11.68%	318,794	8.00%		N/A	N/A	%
The Bank	450,853	11.33%	318,418	8.00%		398,023	10.00%
Tier I Capital (to Risk Weighted Assets):
The Company	428,849	10.76%	159,397	4.00%		N/A	N/A	%
The Bank	413,643	10.39%	159,209	4.00%		318,418	8.00%
Tier I Capital (to Average Assets):
The Company	428,849	9.43%	136,389	3.00%		N/A	N/A	%
The Bank	413,643	8.59%	144,524	3.00%		240,873	5.00%

Critical Accounting Policies

      The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s financial statements.

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

      The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its condensed consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See the Company’s Annual Report on Form 10-K, “— Financial Condition — Loan Review and Allowance for Loan Losses” and “Note 1 — Nature of Operations and Summary of Significant Accounting Policies” for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

      Mortgage servicing rights assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, credit loss experience, and costs to service, as well discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of mortgage servicing rights is considered a critical accounting estimate. See the Company’s Annual Report on Form 10-K, “Note 1 — Nature of Operations and Summary of Significant Accounting Policies” and “Note 7 — Mortgage Servicing Rights” for further discussion on the accounting for these assets.

  Other Matters

      On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN No. 46”) Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 (“ARB No. 51”), Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes since December 31, 2002. See the Company’s Annual Report on Form 10-K, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Liquidity.”

ITEM 4.  Controls and Procedures

      During 2002, management dedicated extensive time, resources, and capital into the development and implementation of a comprehensive enterprise-wide risk management system (“ERM”). The process placed all activities of the Company into 14 processes with 12 process owners. In the initial assessment, a catalogue of the key risks in the Company were identified for ongoing monitoring. Detailed risk assessments were then conducted to determine the risk profile. Infrastructure supporting the ERM includes a Board Risk Committee, an internal Risk Management Committee, and centralized Risk Management supervision. An automated application, Enterprise Risk Management System (“ERMS”), has also been developed to facilitate execution of this methodology. The basic ERMS system has been implemented and is updated on a regular basis. Management is in the process of developing measurement criteria and risk performance indicators for the various risk processes.

      The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of June 30, 2003 and concluded that those disclosure controls and procedures are effective.

      There have been no changes in the Company’s internal controls or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

      While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

      With respect to the unaudited financial information of Southwest Bancorporation of Texas, Inc. for the three and six month periods ended June 30, 2003 and 2002, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 31, 2003 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

      None.

ITEM 2.  Changes in Securities and Use of Proceeds

      None.

ITEM 3.  Defaults Upon Senior Securities

      None.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

(a)	The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on April 23, 2003.

(b)	The following Class I directors were elected for a three-year term at the Annual Meeting: John B. Brock III, J. David Heaney, Barry M. Lewis, Andres Palandjoglou and Stanley D. Stearns, Jr.. The following Class II and III directors also continued in office after the Annual Meeting: Carin M. Barth, Ernest H. Cockrell, Paul W. Hobby, John W. Johnson, Walter E. Johnson, Fred R. Lummis, Paul B. Murphy, Jr., Adolph A. Pfeffer, Jr., Wilhelmina E. Robertson, and Thomas F. Soriero, Sr.. No votes were cast against any of the directors. The votes cast for and withheld for each director were as follows:

Director	For	Withheld

John B. Brock III	27,525,071	189,769
J. David Heaney	27,535,259	179,581
Barry M. Lewis	27,535,187	179,653
Andres Palandjoglou	27,518,599	196,241
Stanley D. Stearns, Jr.	27,526,251	188,589

(c)	At the Annual Meeting, the Company also ratified the selection of PricewaterhouseCoopers LLP, as the Company’s independent auditors for the year ending December 31, 2003. A total of 27,521,571 votes were cast in favor of such proposal with 190,221 votes cast against the proposal and 3,048 votes abstaining from voting on the proposal.

ITEM 5.  Other Information

      None.

ITEM 6.  Exhibits and Reports on Form 8-K

a.) Exhibits:

*15	.1	Awareness Letter of PricewaterhouseCoopers LLP.
*31	.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.) Reports on Form 8-K:

      Three reports on Form 8-K were filed by the Company during the three months ended June 30, 2003:

i.)	A Current Report on Form 8-K dated April 21, 2003 was filed on April 24, 2003; Item 7(c) and Item 9.

ii.)	A Current Report on Form 8-K dated April 23, 2003 was filed on April 24, 2003; Item 7(c) and Item 9.

iii.)	A Current Report on Form 8-K dated April 18, 2003 was filed on May 6, 2003; Item 5 and Item 7(c).

* Filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL B. MURPHY, JR. Paul B. Murphy, Jr.	Director, President and Chief Executive Officer (Principal Executive Officer)	August 4, 2003

/s/ RANDALL E. MEYER Randall E. Meyer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 4, 2003

/s/ LAURENCE L. LEHMAN III Laurence L. Lehman III	Vice President and Controller (Principal Accounting Officer)	August 4, 2003

EXHIBIT INDEX

Exhibit
Number		Description

*15	.1	Awareness Letter of PricewaterhouseCoopers LLP.
*31	.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith