Form 10-Q
period 2003-09-30
SOUTHWEST BANCORP OF TEXAS INC
filed 2003-11-06
CIK 1027258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

            SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

OR

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

      There were 34,194,524 shares of the Registrant’s Common Stock outstanding as of the close of business on October 31, 2003.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

Southwest Bancorporation of Texas, Inc.:

      We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiaries (the “Company”) as of September 30, 2003, the related condensed consolidated statement of income for the three-month and nine-month periods ended September 30, 2003 and 2002, the condensed consolidated statement of changes in shareholders’ equity for the nine-month period ended September 30, 2003, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

/s/     PricewaterhouseCoopers LLP

Houston, Texas

October 30, 2003

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

	September 30,	December 31,
	2003	2002

	(Dollars in thousands, except
	per share amounts)
ASSETS
Cash and due from banks	$286,417	$472,257
Federal funds sold and other cash equivalents	118,592	63,107

Total cash and cash equivalents	405,009	535,364
Securities — available for sale	1,507,504	1,201,200
Loans held for sale	100,366	101,389
Loans held for investment	3,328,827	3,117,951
Allowance for loan losses	(41,135)	(36,696)
Premises and equipment, net	110,393	92,227
Accrued interest receivable	20,092	20,160
Goodwill	25,647	2,590
Core deposit intangibles	6,858	—
Other assets	199,949	137,772

Total assets	$5,663,510	$5,171,957

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — noninterest-bearing	$1,341,277	$1,290,323
Demand — interest-bearing	40,496	36,222
Money market accounts	1,743,774	1,618,417
Savings	131,890	97,119
Time, $100 and over	676,748	518,108
Other time	375,068	351,860

Total deposits	4,309,253	3,912,049
Securities sold under repurchase agreements	275,249	275,443
Other borrowings	567,395	515,430
Accrued interest payable	1,445	1,654
Other liabilities	29,264	21,858

Total liabilities	5,182,606	4,726,434

Commitments and contingencies
Shareholders’ equity:
Common stock — $1 par value, 150,000,000 shares authorized; 34,184,154 issued and 34,181,248 outstanding at September 30, 2003; 33,856,065 issued and outstanding at December 31, 2002	34,184	33,856
Additional paid-in capital	93,912	87,651
Retained earnings	353,468	310,758
Accumulated other comprehensive income (loss)	(657)	13,258
Treasury stock, at cost — 2,906 shares and 0 shares, respectively	(3)	—

Total shareholders’ equity	480,904	445,523

Total liabilities and shareholders’ equity	$5,663,510	$5,171,957

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$48,359	$45,774	$140,503	$133,923
Securities	12,314	15,266	35,754	44,274
Federal funds sold and other	303	191	793	568

Total interest income	60,976	61,231	177,050	178,765

Interest expense:
Deposits	9,106	12,819	28,747	37,686
Borrowings	2,105	2,671	6,281	7,971

Total interest expense	11,211	15,490	35,028	45,657

Net interest income	49,765	45,741	142,022	133,108
Provision for loan losses	3,000	3,000	9,000	8,750

Net interest income after provision for loan losses	46,765	42,741	133,022	124,358

Noninterest income:
Service charges on deposit accounts	10,551	8,367	31,466	25,040
Investment services	2,489	2,371	7,214	7,183
Other fee income	6,816	957	12,441	8,411
Other operating income	2,976	1,673	7,646	5,016
Gain on sale of loans, net	1,569	1,472	3,815	3,058
Gain on sale of securities, net	31	1,680	1,181	1,682

Total noninterest income	24,432	16,520	63,763	50,390

Noninterest expenses:
Salaries and employee benefits	27,878	22,325	75,781	64,785
Occupancy expense	8,006	5,840	21,391	16,956
Professional expense	2,498	2,339	6,712	6,395
Merger-related expenses	3,000	—	3,000	—
Core deposit intangible amortization expense	695	—	695	—
Other operating expenses	9,281	7,610	24,454	23,404
Minority interest	—	30	—	79

Total noninterest expenses	51,358	38,144	132,033	111,619

Income before income taxes	19,839	21,117	64,752	63,129
Provision for income taxes	6,459	6,555	20,335	19,840

Net income	$13,380	$14,562	$44,417	$43,289

Earnings per common share:
Basic	$0.39	$0.43	$1.31	$1.30

Diluted	$0.38	$0.42	$1.28	$1.26

Dividends per common share	$0.05	$—	$0.05	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Total
			Paid-in	Retained	Income	Treasury	Shareholders’
	Shares	Dollars	Capital	Earnings	(Loss)	Stock	Equity

	(Dollars in thousands, except per share amounts)
BALANCE, DECEMBER 31, 2002	33,856,065	$33,856	$87,651	$310,758	$13,258	$—	$445,523
Exercise of stock options	274,589	274	5,271				5,545
Issuance of restricted common stock, net of shares forfeited into Treasury stock	53,500	54	(51)			(3)	—
Deferred compensation amortization			1,041				1,041
Cash dividends paid, $0.05 per share				(1,707)			(1,707)
Comprehensive income:
Net income for the nine months ended September 30, 2003				44,417			44,417
Net change in unrealized appreciation (depreciation) on securities available for sale, net of deferred taxes of ($6,656)					(12,361)		(12,361)
Reclassification adjustment for gains included in net income, net of deferred taxes of ($837)					(1,554)		(1,554)

Total comprehensive income							30,502

BALANCE, SEPTEMBER 30, 2003	34,184,154	$34,184	$93,912	$353,468	$(657)	$(3)	$480,904

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,

	2003	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$44,417	$43,289
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,000	8,750
Depreciation	8,684	6,715
Valuation adjustments for mortgage servicing rights	(2,371)	2,700
Realized gain on securities available for sale, net	(1,181)	(1,682)
Amortization and accretion of securities’ premiums and discounts, net	8,911	3,080
Amortization of mortgage servicing rights	4,164	2,833
Amortization of computer software	3,532	2,632
Amortization of core deposit intangibles	695	—
Other amortization	1,041	549
Minority interest in net income of consolidated subsidiary	—	79
Gain on sale of loans, net	(3,815)	(3,058)
Origination of loans held for sale	(208,805)	(126,979)
Proceeds from sales of loans	211,789	133,623
Income tax benefit from exercise of stock options	1,593	6,424
(Increase) decrease in accrued interest receivable, prepaid expenses and other assets	(18,621)	17,463
Increase in accrued interest payable and other liabilities	517	1,353
Other, net	1	247

Net cash provided by operating activities	59,551	98,018

Cash flows from investing activities:
Proceeds from maturity and call of securities available for sale	45,709	21,770
Proceeds from sale of securities available for sale	510,486	35,904
Principal paydowns of mortgage-backed securities available for sale	459,508	288,429
Purchase of securities available for sale	(1,289,000)	(498,423)
Purchase of Federal Reserve Bank stock	(28)	(242)
Proceeds from redemption of Federal Home Loan Bank stock	—	5,699
Purchase of Federal Home Loan Bank stock	(2,331)	(17,422)
Net increase in loans held for investment	(115,495)	(262,613)
Proceeds from sale of premises and equipment	64	826
Purchase of premises and equipment	(20,326)	(39,677)
Purchase of mortgage servicing rights	(264)	(708)
Purchase of Bank-owned life insurance policies	(30,000)	—
Purchase of Maxim Financial Holdings, Inc. (net of cash acquired of $142,658)	79,618	—

Net cash used in investing activities	(362,059)	(466,457)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing demand deposits	(18,316)	127,653
Net increase (decrease) in time deposits	107,276	(8,601)
Net increase in other interest-bearing deposits	66,708	27,654
Net decrease in securities sold under repurchase agreements	(194)	(122,876)
Net increase (decrease) in other short-term borrowings	(85,276)	239,459
Proceeds from long-term borrowings	200,000	100,000
Payments on long-term borrowings	(100,290)	(268)
Payments of cash dividends	(1,707)	—
Net proceeds from exercise of stock options	3,952	7,575

Net cash provided by financing activities	172,153	370,596

Net increase (decrease) in cash and cash equivalents	(130,355)	2,157
Cash and cash equivalents at beginning of period	535,364	345,456

Cash and cash equivalents at end of period	$405,009	$347,613

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the “Company”) and its direct and indirect wholly-owned subsidiaries. The 2002 consolidated financial statements also include the accounts of First National Bank of Bay City, a 58% owned subsidiary of the Company, through November 1, 2002. On this date, the Company sold its interest in this subsidiary. All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position at September 30, 2003 and December 31, 2002, consolidated net income for the three and nine months ended September 30, 2003 and 2002, consolidated cash flows for the nine months ended September 30, 2003 and 2002, and consolidated changes in shareholders’ equity for the nine months ended September 30, 2003. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

      The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements and the notes thereto should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2002.

  New Accounting Pronouncements

      On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN No. 46”) Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 (“ARB No. 51”), Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

      On May 15, 2003, the FASB approved Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments, including mandatorily redeemable preferred securities, were previously classified as equity or as mezzanine debt. On October 29, 2003, the FASB deferred the effective date for certain provisions of SFAS No. 150.

  Reclassifications

      Certain previously reported amounts have been reclassified to conform to the 2003 financial statement presentation. These reclassifications had no effect on net income or stockholders’ equity.

Stock-Based Compensation

      The Company applies the intrinsic value method of accounting for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). In 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) as amended by SFAS No. 148, which requires pro forma disclosures of net income, stock-

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

based employee compensation cost, and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation.

      The pro forma disclosures below use the fair value method of SFAS No. 123 to measure compensation expense for stock-based compensation plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)
Net income
As reported	$13,380	$14,562	$44,417	$43,289
Pro forma	$12,662	$13,974	$42,428	$41,449
Stock-based compensation cost, net of income taxes
As reported	$274	$267	$718	$379
Pro forma	$992	$855	$2,707	$2,219
Basic earnings per common share
As reported	$0.39	$0.43	$1.31	$1.30
Pro forma	$0.37	$0.41	$1.25	$1.24
Diluted earnings per common share
As reported	$0.38	$0.42	$1.28	$1.26
Pro forma	$0.36	$0.40	$1.22	$1.20

      The effect of applying SFAS No. 123 in the above pro forma disclosure is not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

2.	Merger Related Activity

      On July 1, 2003, the Company completed its merger with Maxim Financial Holdings, Inc. (“Maxim”), whereby Maxim merged into the Company. Maxim is the parent company of MaximBank located in Galveston County, Texas. The addition of the eight Maxim locations expands the Company’s branch network to include Galveston County, Texas.

      The merger was an all-cash transaction valued at $63.0 million. Maxim’s results of operations have been included in the consolidated financial statements since the date of the merger. The source of the funds for the merger was available cash.

      The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the merger. The excess of the purchase price over the estimated fair values of the net assets acquired was $23.1 million, which was recorded as goodwill, none of which is expected to be deductible for tax purposes. Goodwill is evaluated annually for possible impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the merger.

July 1, 2003

(Dollars in thousands)
Cash and cash equivalents	$142,658
Securities	59,781
Loans	98,362
Loan premium	6,678
Allowance for loan losses	(1,426)
Goodwill	23,057
Core deposit intangibles	7,553
Other assets	12,125
Deposits	(241,129)
Deposit premium	(407)
Borrowings	(37,531)
Other liabilities	(6,681)

Cash paid	$63,040

      Core deposit intangibles (“CDI”) will be amortized using an economic life method based on deposit attrition projections derived from nationally-observed patterns within the banking industry. As a result, CDI amortization will decline over time with most of the amortization during the initial years. CDI is expected to be amortized over a weighted average period of eight and one-half years with no residual value.

      The unaudited pro forma combined historical results, as if Maxim had been included in operations at January 1, 2002, are estimated to be as follows.

	Pro Forma
	Nine Months Ended
	September 30,

	2003	2002

	(Dollars in thousands,
	except per share
	amounts)
Net interest income after provision for loan losses and noninterest income	$204,414	$183,962
Income before income taxes	69,856	64,279
Net income	48,012	44,265
Earnings per common share, basic	$1.41	$1.33
Earnings per common share, diluted	$1.38	$1.29

      Maxim recorded a gain on sale of securities of $5.3 million in the second quarter of 2003, which has been recorded in the pro forma results above. These pro forma results are not necessarily indicative of what actually would have occurred if the merger had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3.	Comprehensive Income

      Comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Net income	$13,380	$14,562	$44,417	$43,289
Net change in unrealized appreciation (depreciation) on securities available for sale, net of tax	(14,207)	6,334	(12,361)	15,950
Reclassification adjustment for gains included in net income, net of tax	190	(955)	(1,554)	(955)

Total comprehensive income (loss)	$(637)	$19,941	$30,502	$58,284

4.	Mortgage Servicing Rights

      The Company originates residential and commercial mortgage loans both for its own portfolio and to sell to investors with servicing rights retained through its ownership of Mitchell Mortgage Company, LLC. (“Mitchell”). Mitchell also purchases mortgage servicing rights. Mitchell is an approved seller/ servicer for Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and an approved issuer of Government National Mortgage Association (“GNMA”) mortgage-backed securities.

      Mortgage servicing assets are periodically evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and original loan terms (primarily 15 and 30 years). Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage-servicing rights relative to their book value. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. Any provision and subsequent recovery would be recorded as a component of other fee income in the accompanying statement of income.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following table summarizes the changes in capitalized mortgage servicing rights for the periods indicated:

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
Mortgage servicing rights:
Balance, beginning of period	$10,628	$12,008
Originations	1,854	1,996
Purchases	264	804
Scheduled amortization	(579)	(1,176)
Payoff amortization	(3,585)	(3,004)

Balance, end of period	8,582	10,628

Valuation allowance:
Balance, beginning of period	2,371	—
Provision	234	2,700
Recovery	(2,605)	(329)

Balance, end of period	—	2,371

Mortgage servicing rights, net	$8,582	$8,257

      Loans serviced for others totaled $945.3 million at September 30, 2003 and $1.07 billion at December 31, 2002. Capitalized mortgage servicing rights represent 91 basis points and 77 basis points of the portfolio serviced at September 30, 2003 and December 31, 2002, respectively.

5.     Earnings Per Common Share

      Earnings per common share is computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net income	$13,380	$14,562	$44,417	$43,289

Divided by average common shares and common share equivalents:
Average common shares	34,134	33,741	33,993	33,350
Average common shares issuable under the stock option plan	870	985	790	1,058

Total average common shares and common share equivalents	35,004	34,726	34,783	34,408

Basic earnings per common share	$0.39	$0.43	$1.31	$1.30

Diluted earnings per common share	$0.38	$0.42	$1.28	$1.26

      Stock options outstanding of 113,000 and 94,000 for the three months ended September 30, 2003 and 2002, respectively, and 197,000 and 96,000 for the nine months ended September 30, 2003 and 2002, respectively, have not been included in diluted earnings per share because to do so would have been

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.

6.     Segment Information

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

      Summarized financial information by operating segment for the three and nine months ended September 30, 2003 and 2002 follows:

	Three Months Ended September 30,

	2003				2002

	Bank	Mortgage	Eliminations	Consolidated	Bank	Mortgage	Eliminations	Consolidated

	(Dollars in thousands)
Interest income	$58,382	$4,042	$(1,448)	$60,976	$58,909	$3,816	$(1,494)	$61,231
Interest expense	11,211	1,448	(1,448)	11,211	15,490	1,494	(1,494)	15,490

Net interest income	47,171	2,594	—	49,765	43,419	2,322	—	45,741
Provision for loan losses	2,686	314	—	3,000	2,918	82	—	3,000
Noninterest income	19,552	4,880	—	24,432	17,145	(625)	—	16,520
Noninterest expense	48,033	3,325	—	51,358	35,870	2,274	—	38,144

Income (loss) before income taxes	$16,004	$3,835	$—	$19,839	$21,776	$(659)	$—	$21,117

	Nine Months Ended September 30,

	2003				2002

	Bank	Mortgage	Eliminations	Consolidated	Bank	Mortgage	Eliminations	Consolidated

	(Dollars in thousands)
Interest income	$169,481	$11,845	$(4,276)	$177,050	$171,543	$11,917	$(4,695)	$178,765
Interest expense	35,028	4,276	(4,276)	35,028	45,657	4,695	(4,695)	45,657

Net interest income	134,453	7,569	—	142,022	125,886	7,222	—	133,108
Provision for loan losses	8,290	710	—	9,000	8,504	246	—	8,750
Noninterest income	55,558	8,205	—	63,763	47,971	2,419	—	50,390
Noninterest expense	123,450	8,583	—	132,033	104,719	6,900	—	111,619

Income before income taxes	$58,271	$6,481	$—	$64,752	$60,634	$2,495	$—	$63,129

Total assets	$5,630,322	$299,292	$(266,104)	$5,663,510	$4,360,045	$257,666	$(234,254)	$4,383,457

      Intersegment interest was paid to the bank by the mortgage company in the amount of $1.4 million and $1.5 million for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, intersegment interest was $4.3 million and $4.7 million, respectively. Advances from the bank to the mortgage company of $266.1 million and $234.3 million were eliminated in consolidation at September 30, 2003 and 2002, respectively.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.	Off-Balance Sheet Credit Commitments

      In the normal course of business, the Company enters into various transactions, which, in accordance with generally accepted accounting principles, are not included in its consolidated balance sheet. These transactions are referred to as “off-balance sheet commitments.” The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve elements of credit risk in excess of the amounts reflected in the consolidated balance sheet. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

      The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit. Commitments to extend credit were $1.83 billion at September 30, 2003 and $1.64 billion at December 31, 2002.

      Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit were $209.4 million at September 30, 2003 and $167.8 million at December 31, 2002. As of September 30, 2003 and December 31, 2002, $246,000 and $139,000, respectively, has been recorded as a liability for the fair value of the Company’s potential obligations under these guarantees which represents the unamortized portion of the fee collected. Management believes this amount to be the fair value of the guarantees.

8.	Goodwill and Core Deposit Intangibles

      Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the nine months ended September 30, 2003 were as follows:

		Core Deposit
	Goodwill	Intangibles

	(Dollars in thousands)
Balance, December 31, 2002	$2,590	$—
Acquisition of Maxim	23,057	7,553
Amortization	—	(695)

Balance, September 30, 2003	$25,647	$6,858

9.	Common Stock Cash Dividend

      On August 7, 2003, the Company declared a cash dividend of $0.05 cents per common share paid on September 15, 2003 to shareholders of record as of September 1, 2003.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

10.	Subsequent Events

     Trust Preferred Securities Offering

      In October 2003, the Company formed SWBT Statutory Trust I (“the Trust”) to issue trust preferred securities. On October 7, 2003, the Trust issued in a private placement $50.0 million in trust preferred securities in the form of its floating rate Capital Securities and issued to the Company $1.5 million of trust common securities. The Trust used the proceeds to purchase $51.5 million of the Company’s floating rate junior subordinated deferrable interest debentures due December 17, 2033 (“the Debentures”). The Debentures are the sole assets of the Trust and are subordinate to all of the Company’s existing and future obligations for borrowed or purchased money, obligations under letters of credit and any guarantees by the Company of any of such obligations. The $50.0 million net proceeds from this offering are available to fund future merger activity or other general corporate purposes.

      The Debentures are subject to redemption at the option of the Company, subject to prior regulatory approval, in whole or in part on or after December 18, 2008, or in full within 90 days after the occurrence of certain events that either would have a negative tax effect on the Trust or the Company, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in the Trust being treated as an investment company. Upon repayment of the Debentures at their stated maturity or following their earlier redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities.

     Merger with Reunion Bancshares, Inc.

      On October 27, 2003, the Company and its wholly-owned subsidiary, Southwest Bank of Texas National Association (“the Bank”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reunion Bancshares, Inc., (“Reunion”), the parent of Lone Star Bank in Dallas, whereby Reunion will merge into the Company. The Merger Agreement, which is subject to the approval of Reunion’s shareholders and various regulatory authorities, provides for an all-cash transaction with $43.5 million paid at closing and $6.5 million to be deposited in an escrow account to cover the performance of the loan portfolio and other potential liabilities over a three-year period. Lone Star Bank has five banking center locations in the prime growth areas of Dallas, $215.7 million in assets, and $193.0 million in deposits at September 30, 2003. The transaction is expected to close in the first quarter of 2004.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: (a) the effects of future economic conditions on the Company and its customers; (b) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (c) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (d) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (e) the ability to effectively integrate its acquisitions; and (f) the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Overview

      Total assets at September 30, 2003 and December 31, 2002 were $5.66 billion and $5.17 billion, respectively. Gross loans were $3.43 billion at September 30, 2003, an increase of $209.9 million, or 7%, from $3.22 billion at December 31, 2002. Total deposits were $4.31 billion at September 30, 2003, an increase of $397.2 million, or 10%, from $3.91 billion from December 31, 2002. Shareholders’ equity was $480.9 million and $445.5 million at September 30, 2003 and December 31, 2002, respectively. On July 1, 2003, the Company recorded $348.8 million in total assets, $105.0 million in loans, and $241.5 million in deposits as a result of its merger with Maxim Financial Holdings, Inc. (“Maxim”). Maxim’s results of operations have been included in the consolidated financial statements since the date of the merger.

      For the three months ended September 30, 2003, net income was $13.4 million ($0.38 per diluted share) compared to $14.6 million ($0.42 per diluted share) for the same period in 2002, a decrease of 8%. For the nine months ended September 30, 2003, net income was $44.4 million ($1.28 per diluted share) compared to $43.3 million ($1.26 per diluted share) for the same period in 2002, an increase of 3%. Return on average assets and return on average common shareholders’ equity for the three months ended September 30, 2003 was 0.95% and 11.14%, respectively, as compared to 1.25% and 13.59% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, return on average assets and return on average common shareholders’ equity was 1.13% and 12.72%, respectively, as compared to 1.30% and 14.62% for the nine months ended September 30, 2002. Return on average assets is calculated by dividing annualized net income by the daily average of total assets. Return on average common shareholders’ equity is calculated by dividing annualized net income by the daily average of common shareholders’ equity.

Results of Operations

  Interest Income

      Interest income for the three months ended September 30, 2003 was $61.0 million, a decrease of $255,000, or 0.4%, from the three months ended September 30, 2002. This decrease in interest income is due to a decrease in the average yield on interest-earning assets to 4.77% for the three months ended September 30, 2003, a decrease of 106 basis points when compared to the same period in 2002. This decrease is partially offset by a $908.1 million increase in average interest-earning assets to $5.07 billion for the three months ended September 30, 2003, a 22% increase from the same period last year. For the nine months ended September 30, 2003, interest income was $177.1 million, a decrease of $1.7 million, or 1%, from the same period a year ago. This decrease in interest income is due to a decrease in the average yield on interest-earning assets to 5.02% for the nine months ended September 30, 2003, a decrease of 93 basis points when compared to the same period in 2002. This decrease is partially offset by a $705.0 million increase in average interest-earning assets to $4.72 billion for the nine months ended September 30, 2003, an 18% increase from the same period last year.

      Interest income on securities decreased $3.0 million to $12.3 million for the three months ended September 30, 2003. This decrease was due to a 182 basis point decrease in the average yield on securities to 3.26% for the three months ended September 30, 2003, compared to 5.08% for the same period last year. This decrease is partially offset by a $305.5 million increase in average securities outstanding to $1.50 billion for the three months ended September 30, 2003, a 26% increase from the same period a year ago.

      For the nine months ended September 30, 2003, interest income on securities was $35.8 million, a decrease of $8.5 million, or 19%, from the same period a year ago. This decrease was due to a 160 basis point decrease in the average yield on securities to 3.69% for the nine months ended September 30, 2003, compared to 5.29% for the same period last year. This decrease is partially offset by a $174.9 million increase in average securities outstanding to $1.29 billion for the nine months ended September 30, 2003, an increase of 16% from the same period a year ago.

      The average yield on securities for the three and nine months ended September 30, 2003 was adversely impacted by record high levels of mortgage prepayment activity in the third quarter of 2003.

      Interest income on loans increased $2.6 million to $48.4 million for the three months ended September 30, 2003. This increase was due to a $528.4 million increase in average loans outstanding to $3.46 billion for the three months ended September 30, 2003, an 18% increase from the same period a year ago. This increase is partially offset by a 65 basis point decrease in the average yield on loans to 5.55% for the three months ended September 30, 2003, compared to 6.20% for the same period last year.

      For the nine months ended September 30, 2003, interest income on loans was $140.5 million, an increase of $6.6 million, or 5%, from the same period a year ago. This increase was due to a $480.4 million increase in average loans outstanding to $3.33 billion for the nine months ended September 30, 2003, a 17% increase from the same period a year ago. This increase is partially offset by a 65 basis point decrease in the average yield on loans to 5.64% for the nine months ended September 30, 2003, compared to 6.29% for the same period last year.

      The yield on the loan portfolio has been impacted by the Federal Reserve’s continued reduction in interest rates. The Company’s prime rate declined by 50 basis points to 4.25% in November 2002 and another 25 basis points to 4.00% in July 2003. The impact of the reduction in the prime rate has been partially mitigated by interest rate floors and base rate provisions in the Company’s loan documents.

  Interest Expense

      Interest expense on deposits and borrowings for the three months ended September 30, 2003 was $11.2 million, a decrease of $4.3 million, or 28%, from the three months ended September 30, 2002. This decrease in interest expense was attributable to a decrease in the average rate on interest-bearing liabilities to 1.18% for the three months ended September 30, 2003, a decrease of 78 basis points when compared to the same period in 2002. This decrease is partially offset by a $623.8 million increase in average interest-bearing liabilities to $3.76 billion for the three months ended September 30, 2003, an increase of 20% from the same period last year.

      Interest expense on deposits and borrowings for the nine months ended September 30, 2003 was $35.0 million, a decrease of $10.6 million, or 23%, from the nine months ended September 30, 2002. This decrease in interest expense was attributable to a decrease in the average rate on interest-bearing liabilities to 1.34% for the nine months ended September 30, 2003, a decrease of 65 basis points when compared to the same period in 2002. This decrease is partially offset by a $441.8 million increase in average interest-bearing liabilities to $3.50 billion for the nine months ended September 30, 2003, an increase of 14% from the same period last year.

  Net Interest Income

      Net interest income for the three months ended September 30, 2003 was $49.8 million compared to $45.7 million for the three months ended September 30, 2002, an increase of $4.0 million, or 9%. The increase is primarily attributable to growth in average interest-earning assets and to a decrease in rates paid on interest-bearing liabilities. Average interest-earning assets, primarily loans and securities, increased $908.1 million, or 22%, for the quarter ended September 30, 2003 when compared to the same period last year. This increase in interest-earning assets contributed $12.5 million to net interest income and almost completely offset the effect of lower yields on net interest income for the quarter. The average rate on interest-bearing liabilities was 1.18% for the quarter ended September 30, 2003, a decrease of 78 basis points from 1.96% for the same period last year.

      For the nine months ended September 30, 2003, net interest income was $142.0 million, compared to $133.1 million for the same period last year, an increase of $8.9 million, or 7%. Yields on average interest-earning assets, primarily loans and securities, were 5.02% for the nine months ended September 30, 2003, a decrease of 93 basis points from 5.95% for the same period last year. The decrease in yield resulted in a decrease in net interest income of $31.8 million when compared to the same period last year. Partially offsetting this decrease is the growth in average interest-earning assets from $4.01 billion for the nine months ended September 30, 2002 to $4.72 billion for the nine months ended September 30, 2003. Rates paid on interest-bearing liabilities decreased 65 basis points to 1.34% for the nine months ended September 30, 2003, compared to 1.99% for the same period last year.

      For the three months ended September 30, 2003, the net interest margin, defined as annualized net interest income divided by average interest-earning assets, declined to 3.89%, compared to 4.36% for the three months ended September 30, 2002. This decrease resulted from a decrease in the yield on interest-earning assets of 106 basis points, from 5.83% for the three months ended September 30, 2002 to 4.77% for the three months ended September 30, 2003. This decrease in yield was partially offset by a decrease in the cost of funds of 78 basis points from 1.96% for the three months ended September 30, 2002 to 1.18% for the three months ended September 30, 2003.

      For the nine months ended September 30, 2003, the net interest margin declined to 4.02%, compared to 4.43% for the nine months ended September 30, 2002. This decrease resulted from a decrease in the yield on interest-earning assets of 93 basis points, from 5.95% for the nine months ended September 30, 2002 to 5.02% for the nine months ended September 30, 2003. This decrease in yield was partially offset by a decrease in the cost of funds of 65 basis points from 1.99% for the nine months ended September 30, 2002 to 1.34% for the nine months ended September 30, 2003.

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

	Three Months Ended September 30,

	2003			2002

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$3,456,711	$48,359	5.55%	$2,928,311	$45,774	6.20%
Securities	1,497,754	12,314	3.26	1,192,252	15,266	5.08
Federal funds sold and other	120,474	303	1.00	46,249	191	1.64

Total interest-earning assets	5,074,939	60,976	4.77%	4,166,812	61,231	5.83%

Less allowance for loan losses	(41,469)			(34,474)

	5,033,470			4,132,338
Noninterest-earning assets	576,097			474,758

Total assets	$5,609,567			$4,607,096

Interest-bearing liabilities:
Money market and savings deposits	$1,927,282	3,685	0.76%	$1,561,247	5,325	1.35%
Time deposits	1,064,502	5,421	2.02	964,091	7,494	3.08
Repurchase agreements and other borrowed funds	771,132	2,105	1.08	613,791	2,671	1.73

Total interest-bearing liabilities	3,762,916	11,211	1.18%	3,139,129	15,490	1.96%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,342,560			1,016,011
Other liabilities	27,493			26,738

Total liabilities	5,132,969			4,181,878
Shareholders’ equity	476,598			425,218

Total liabilities and shareholders’ equity	$5,609,567			$4,607,096

Net interest income		$49,765			$45,741

Net interest spread			3.59%			3.87%

Net interest margin			3.89%			4.36%

	Nine Months Ended September 30,

	2003			2002

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$3,328,824	$140,503	5.64%	$2,848,400	$133,923	6.29%
Securities	1,294,037	35,754	3.69	1,119,122	44,274	5.29
Federal funds sold and other	96,178	793	1.10	46,514	568	1.63

Total interest-earning assets	4,719,039	177,050	5.02%	4,014,036	178,765	5.95%

Less allowance for loan losses	(39,884)			(33,380)

	4,679,155			3,980,656
Noninterest-earning assets	564,424			460,912

Total assets	$5,243,579			$4,441,568

Interest-bearing liabilities:
Money market and savings deposits	$1,824,654	12,012	0.88%	$1,514,235	15,650	1.38%
Time deposits	998,613	16,735	2.24	937,344	22,036	3.14
Repurchase agreements and other borrowed funds	679,889	6,281	1.24	609,736	7,971	1.75

Total interest-bearing liabilities	3,503,156	35,028	1.34%	3,061,315	45,657	1.99%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,241,765			958,507
Other liabilities	31,675			25,761

Total liabilities	4,776,596			4,045,583
Shareholders’ equity	466,983			395,985

Total liabilities and shareholders’ equity	$5,243,579			$4,441,568

Net interest income		$142,022			$133,108

Net interest spread			3.68%			3.96%

Net interest margin			4.02%			4.43%

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

	Three Months Ended September 30,			Nine Months Ended September 30,

	2003 vs. 2002			2003 vs. 2002

	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Loans	$8,260	$(5,675)	$2,585	$22,588	$(16,008)	$6,580
Securities	3,912	(6,864)	(2,952)	6,920	(15,440)	(8,520)
Federal funds sold and other	307	(195)	112	606	(381)	225

Total increase (decrease) in interest income	12,479	(12,734)	(255)	30,114	(31,829)	(1,715)

Interest-bearing liabilities:
Money market and savings deposits	1,248	(2,888)	(1,640)	3,208	(6,846)	(3,638)
Time deposits	781	(2,854)	(2,073)	1,440	(6,741)	(5,301)
Repurchase agreements and other borrowed funds	685	(1,251)	(566)	917	(2,607)	(1,690)

Total increase (decrease) in interest expense	2,714	(6,993)	(4,279)	5,565	(16,194)	(10,629)

Increase (decrease) in net interest income	$9,765	$(5,741)	$4,024	$24,549	$(15,635)	$8,914

  Provision for Loan Losses

      The provision for loan losses was $3.0 million for the three months ended September 30, 2003 as compared to $3.0 million for the three months ended September 30, 2002. The provision for loan losses was $9.0 million for the nine months ended September 30, 2003 as compared to $8.8 million for the nine months ended September 30, 2002. Changes in the provision for loan losses were attributable to the recognition of changes in current risk factors. Although no assurance can be given, management believes that the allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company’s loan loss allowance in accordance with its standard procedures. (See “— Financial Condition — Loan Review and Allowance for Loan Losses.”)

  Noninterest Income

      Noninterest income for the three months ended September 30, 2003 was $24.4 million, an increase of $7.9 million, or 48%, from $16.5 million during the comparable period in 2002. Noninterest income for the nine months ended September 30, 2003 was $63.8 million, an increase of $13.4 million, or 27%, from $50.4 million during the comparable period in 2002. The following table shows the breakout of noninterest income between the bank and the mortgage company for the periods indicated.

	Three Months Ended September 30,						Nine Months Ended September 30,

	2003			2002			2003			2002

	Bank	Mortgage	Combined	Bank	Mortgage	Combined	Bank	Mortgage	Combined	Bank	Mortgage	Combined

	(Dollars in thousands)
Service charges on deposit accounts	$10,551	$—	$10,551	$8,367	$—	$8,367	$31,466	$—	$31,466	$25,040	$—	$25,040
Investment services	2,489	—	2,489	2,371	—	2,371	7,214	—	7,214	7,183	—	7,183
Factoring fee income	973	—	973	1,133	—	1,133	3,051	—	3,051	3,440	—	3,440
Loan fee income	633	1,211	1,844	507	682	1,189	1,712	2,991	4,703	1,154	2,084	3,238
Bank-owned life insurance income	1,209	—	1,209	1,233	—	1,233	3,594	—	3,594	3,628	—	3,628
Letters of credit fee income	675	—	675	386	—	386	1,853	—	1,853	1,089	—	1,089
Mortgage servicing fees, net of amortization and impairment	—	1,788	1,788	—	(2,949)	(2,949)	—	547	547	—	(2,755)	(2,755)
Gain on sale of loans, net	—	1,569	1,569	5	1,467	1,472	—	3,815	3,815	472	2,586	3,058
Gain on sale of securities, net	31	—	31	1,680	—	1,680	1,181	—	1,181	1,682	—	1,682
Other income	2,991	312	3,303	1,463	175	1,638	5,487	852	6,339	4,283	504	4,787

Total noninterest income	$19,552	$4,880	$24,432	$17,145	$(625)	$16,520	$55,558	$8,205	$63,763	$47,971	$2,419	$50,390

      Banking Segment. The largest component of noninterest income is service charges on deposit accounts, which were $10.6 million for the three months ended September 30, 2003, an increase of $2.2 million, or 26%, from $8.4 million for the same period last year. Service charges on deposit accounts were $31.5 million for the nine months ended September 30, 2003, an increase of $6.4 million, or 26%, from $25.0 million for the same period last year. Several factors contributed to this growth. First, the Bank’s treasury management group continues to grow, with service charges from commercial analysis and fee income up $534,000, or 14%, for the three months ended September 30, 2003 when compared to the same period last year. For the nine months ended September 30, 2003, such charges were $13.8 million, an increase of $1.7 million, or 14%, from $12.1 million for the nine months ended September 30, 2002. This success at winning new business results from the Company’s ability to design custom cost-effective cash management solutions for middle market and large corporate customers. Second, net non-sufficient funds charges on deposit accounts were $5.4 million for the three months ended September 30, 2003, an increase of $1.6 million, or 41%, from $3.9 million for the same period last year. For the nine months ended September 30, 2003, net non-sufficient funds charges on deposit accounts were $13.8 million, an increase of $2.7 million, or 24%, from $11.2 million for the nine months ended September 30, 2002. Additionally, the total number of deposit accounts grew from 159,509 at September 30, 2002 to 196,198 at September 30, 2003.

      Other income was $3.0 million for the three months ended September 30, 2003, an increase of $1.5 million, or 104%, from $1.5 million for the same period last year. For the nine months ended September 30, 2003, other income was $5.5 million, an increase of $1.2 million, or 28%, from $4.3 million for the nine months ended September 30, 2002. The primary reasons for this increase are equity earnings from unconsolidated investments recorded in the third quarter of 2003 and rental income from the operations center acquired in 2002.

      Mortgage Segment. Gain on sale of loans, net, was $1.6 million for the three months ended September 30, 2003, an increase of $102,000, or 7%, from the same period last year. For the nine months ended September 30, 2003, gain on sale of loans, net, was $3.8 million, an increase of $1.2 million, or 48%, from

$2.6 million for the nine months ended September 30, 2002. This increase is attributable to an increase in principal balances sold in the current year. The principal balances of mortgage loans sold were $91.2 million and $37.1 million during the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, the principal balances of mortgage loans sold were $208.0 million compared to $126.7 million for the same period last year. The market value of loans held for sale is impacted by changes in current interest rates. An increase in interest rates results in a decrease in the market value of these loans while a decrease in interest rates results in an increase in the market value of these loans.

      Mortgage servicing fees, net of amortization and impairment, was $1.8 million for the three months ended September 30, 2003, an increase of $4.7 million when compared to ($2.9) million for the same period last year. For the nine months ended September 30, 2003, mortgage servicing fees, net of amortization and impairment, was $547,000, an increase of $3.3 million when compared to the same period last year. The mortgage industry is experiencing high levels of prepayment activity as a result of lower interest rates. Capitalized mortgage servicing costs are expensed against the related fee income as the underlying loans are paid off.

      Amortization of capitalized mortgage servicing costs for the three months ended September 30, 2003 was $1.6 million, an increase of $407,000, or 35%, from $1.2 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, amortization of capitalized mortgage servicing costs was $4.2 million, an increase of $1.3 million, or 47%, when compared to $2.8 million for the same period last year. During the quarter ended September 30, 2003, the Company recognized a non-cash, pretax, recovery of the carrying value of the mortgage servicing asset of $2.6 million in accordance with the quarterly revaluation of the capitalized mortgage servicing costs. With this recovery, the Company’s valuation allowance originally recorded in the third quarter of 2002 has been fully recovered. During the third quarter of 2002, the Company recognized a $2.7 million non-cash, pretax, increase in the valuation allowance for the carrying value of the mortgage servicing asset. See “Note 4 — Mortgage Servicing Rights” for further discussion on the accounting for these assets.

  Noninterest Expenses

      For the three months ended September 30, 2003, noninterest expenses were $51.4 million, an increase of $13.2 million, or 35%, from $38.1 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, noninterest expenses were $132.0 million, an increase of $20.4 million, or 18%, from the same period in 2002. The increase in noninterest expenses was primarily due to salaries and employee benefits, occupancy expenses and merger-related costs.

      Salaries and employee benefits for the three months ended September 30, 2003 were $27.9 million, an increase of $5.6 million, or 25%, from the three months ended September 30, 2002. For the nine months ended September 30, 2003, salaries and employee benefits were $75.8 million, an increase of $11.0 million, or 17%, from $64.8 million for the same period last year. This increase was due primarily to hiring of additional personnel required to accommodate the Company’s growth. Total full-time employees were 1,728 and 1,434 at September 30, 2003 and 2002, respectively.

      Occupancy expense for the three months ended September 30, 2003 was $8.0 million, an increase of $2.2 million, or 37%, from $5.8 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, occupancy expense was $21.4 million, an increase of $4.4 million, or 26%, from $17.0 million for the nine months ended September 30, 2002. Major categories within occupancy expense are depreciation expense and maintenance contract expense. Depreciation expense increased $787,000, or 33%, to $3.2 million for the three months ended September 30, 2003. For the nine months ended September 30, 2003, depreciation expense was $8.7 million, an increase of $1.9 million, or 29%, from $6.7 million for the same period last year. This increase was due primarily to additional depreciation resulting from the purchase of the downtown operations center and the addition of new branches, including the eight Maxim branches, and capitalized leasehold improvements associated with renovations at the Company’s headquarters. In addition, depreciation on computer equipment has increased in the current year for expenditures made to support the Company’s growth. Maintenance contract expense for the three months ended September 30, 2003 was

$1.5 million, an increase of $402,000, or 36%, compared to $1.1 million for the same period last year. For the nine months ended September 30, 2003, maintenance contract expense was $3.9 million, an increase of $1.1 million, or 41%, from $2.8 million for the same period last year. The Company has purchased maintenance contracts for major operating systems throughout the organization.

      On July 1, 2003, the Company completed its merger with Maxim. In connection with this merger, the Company recorded $3.0 million of merger-related expenses including contract termination fees, building upgrades and signage, and professional fees, and $695,000 of core deposit intangible amortization during the third quarter of 2003. No such charges were recorded in the prior year.

  Income Taxes

      Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers’ salaries, less interest income from federal securities. For the three months ended September 30, 2003, the provision for income taxes was $6.5 million, a decrease of $96,000, or 1%, from the $6.6 million provided for in the same period in 2002. For the nine months ended September 30, 2003, the provision for income taxes was $20.3 million, an increase of $495,000, or 2%, from the $19.8 million provided for in the same period in 2002. The Company’s effective tax rate was 33% and 31% for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, the Company’s effective tax rate was 31%. The increase in the effective tax rate for the third quarter of 2003 was due to nondeductible merger-related expenses.

Financial Condition

  Loans Held for Investment

      Loans held for investment were $3.33 billion at September 30, 2003, an increase of $210.9 million, or 7%, from $3.12 billion at December 31, 2002.

      The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$1,301,372	39.09%	$1,296,849	41.59%
Real estate:
Construction and land development	748,008	22.47	748,272	24.00
1-4 family residential	548,048	16.46	447,534	14.35
Commercial	521,562	15.67	458,033	14.69
Farmland	10,687	0.32	7,679	0.25
Other	34,455	1.04	21,693	0.70
Consumer	164,695	4.95	137,891	4.42

Total loans held for investment	$3,328,827	100.00%	$3,117,951	100.00%

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

      The Company’s commercial loans are generally underwritten on the basis of the borrower’s ability to service such debt from cash flow. As a general practice, the Company takes as collateral a lien on any available real estate, equipment, accounts receivable, inventory or other assets and personal guarantees of company owners or project sponsors. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

      A substantial portion of the Company’s real estate loans consists of loans collateralized by real estate, other assets and personal guarantees of company owners or project sponsors. Additionally, a portion of the Company’s lending activity consists of the origination of single-family residential mortgage loans collateralized by owner-occupied properties located in the Company’s primary market area. The Company offers a variety of mortgage loan products which generally are amortized over 10 to 30 years.

      Loans collateralized by single-family residential real estate are typically originated in amounts of no more than 90% of appraised value. The Company requires mortgage title insurance and hazard insurance in the amount of the loan. Although the contractual loan payment periods for single-family residential real estate loans are generally for a 10 to 30 year period, such loans often remain outstanding for significantly shorter periods than their contractual terms. The Company also offers home improvement loans and home equity loans collateralized by single-family residential real estate. The terms of these loans typically range from 3 to 15 years.

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

      Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan.

      The contractual maturity ranges of the commercial and industrial and funded real estate construction and land development loan portfolio and the amount of such loans with fixed interest rates and floating interest rates in each maturity range as of September 30, 2003 are summarized in the following table:

	September 30, 2003

		After One
	One Year Or	Through	After Five
	Less	Five Years	Years	Total

	(Dollars in thousands)
Commercial and industrial	$855,456	$367,035	$78,881	$1,301,372
Real estate construction and land development	354,785	241,749	151,474	748,008

Total	$1,210,241	$608,784	$230,355	$2,049,380

Loans with a fixed interest rate	$485,515	$145,444	$189,839	$820,798
Loans with a floating interest rate	724,726	463,340	40,516	1,228,582

Total	$1,210,241	$608,784	$230,355	$2,049,380

  Loans Held for Sale

      Loans held for sale of $100.4 million at September 30, 2003 decreased from $101.4 million at December 31, 2002. These loans are carried at the lower of cost or market and are available for sale to investors. The market value of these loans is impacted by changes in current interest rates. An increase in interest rates would result in a decrease in the market value of these loans while a decrease in interest rates would result in an increase in the market value of these loans. The business of originating and selling loans is conducted by the Company’s mortgage segment.

     Off-Balance Sheet Credit Commitments

      In the normal course of business, the Company enters into various transactions, which, in accordance with generally accepted accounting principles, are not included in its consolidated balance sheet. These transactions are referred to as “off-balance sheet commitments.” The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve elements of credit risk in excess of the amounts reflected in the consolidated balance sheet. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

      The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with commitments to extend credit. Commitments to extend credit totaled $1.83 billion at September 30, 2003 and $1.64 billion at December 31, 2002.

      Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit were $209.4 million at September 30, 2003 and $167.8 million at December 31, 2002. As of September 30, 2003 and December 31, 2002, $246,000 and $139,000, respectively, has been recorded as a liability for the fair value of the Company’s potential obligations under these guarantees which represents the unamortized portion of the fee collected. Management believes this amount to be the fair value of the guarantees.

  Loan Review and Allowance for Loan Losses

      The Company’s loan review procedures include a credit quality assurance process that begins with approval of lending policies and underwriting guidelines by the Board of Directors, a loan review department staffed, in part, with Office of the Comptroller of the Currency experienced personnel, low individual lending limits for officers, loan committee approval for credit relationships in excess of $3.0 million and a quality control process for loan documentation. The Company also maintains a monitoring process for credit extensions in excess of $100,000. The Company performs quarterly concentration analyses based on various factors such as industries, collateral types, business lines, large credit sizes, international credit exposure and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. The Company continues to invest in its loan portfolio monitoring system to enhance its risk management capabilities.

      The Company’s loan portfolio is well diversified by industry type, but is generally concentrated in the eight county region defined as its primary market area. Historically, the Houston metropolitan area has been affected both positively and negatively by conditions in the energy industry. It is estimated that approximately 32% of economic activity currently is related to the upstream energy industry, down from 69% in 1981. Since the mid-1980’s, the economic impact of changes in the energy industry has been lessened due to the diversification of the Houston economy driven by growth in such economic entities as the Texas Medical

Center, the Port of Houston, and the Johnson Space Center, among others, and government infrastructure spending to support the population and job growth in the Houston area. As a result, the economy of the Company’s primary market area has become increasingly affected by changes in the national and international economies.

      The Company monitors changes in the level of energy prices, real estate values, borrower collateral, and the level of local, regional, national, and international economic activity. For the twelve-month period ended September 30, 2003, the local economy recorded a net job loss of approximately 7,000 or 0.3% of the employment base. As of September 30, 2003, these events have had no material effect on the Company’s loan portfolio. For the nine month period ended September 30, 2003, annualized net charge-offs to average loans was 0.25%. The comparable average for all FDIC insured commercial banks was 0.91% for the six month period ended June 30, 2003. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to changes in general economic conditions.

      The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the loan portfolio. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectible; recoveries are recorded only when cash payments are received.

      At least quarterly, the Bank’s Allowance for Loan Losses Committee and the Board Loan Committee review the allowance for loan losses relative to the risk profile of the Bank’s loan portfolio and current economic conditions. The allowance is adjusted based on that review if changes are warranted.

      The allowance is comprised of several components which include specific reserves, migration analysis reserves, qualitative adjustments and a separate reserve for international, cross-border risk (allocated transfer risk reserve “ATRR”) and a general reserve component.

      Specific reserves cover those loans that are nonperforming or impaired. All loans greater than or equal to $1.0 million are evaluated under the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Accordingly, an allowance is established when the present value of the discounted expected cash flows (or collateral value or observable market price) is lower than the carrying value of that loan. For loans less than $1.0 million, a determination is made as to the ultimate collectibility of the loan and a reserve is established for any expected shortfall.

      Migration analysis reserves cover performing loans that are both classified and non-classified, excluding those loans specifically evaluated for impairment reserve applicability. The migration reserve is established for commercial real estate and commercial non-real estate loans by analyzing historical loss experience by internal risk rating. The migration analysis reserve for consumer loans is established by analyzing historical loss experience by collateral type.

      Qualitative adjustments serve to modify the migration analysis reserves after considering various internal and external factors that management believes may have a material impact on the loss probabilities within the loan portfolio. The qualitative factors include, but are not limited to, economic factors affecting the Bank’s primary market area, changes in the nature and volume of the loan and lease portfolio, concentrations of credit within industries and lines of business, the experience level of the lending management and staff and the quality of the Bank’s credit risk management systems.

      The general reserve covers general economic uncertainties as well as the imprecision inherent in any loan loss forecasting methodology. It will vary over time depending on existing economic, industry, organization and portfolio conditions.

      The qualitative adjustments, ATRR and general reserve are allocated to the loan portfolio categories on a risk adjusted, pro-rata basis utilizing the relative reserve contributions of each portfolio segment based on the migration analysis.

      Management believes that the allowance for loan losses at September 30, 2003 is adequate to cover probable losses inherent in the loan portfolio as of such date. There can be no assurance, however, that the Bank will not sustain losses in future periods which could be greater than the size of the allowance as of September 30, 2003.

      The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Nine Months Ended
	September 30,

	2003	2002

	(Dollars in thousands)
Allowance for loan losses, beginning balance	$36,696	$31,390
Provision charged against operations	9,000	8,750
Charge-offs:
Commercial and industrial	(2,191)	(5,007)
Real estate:
Construction and land development	(14)	(108)
1-4 family residential	(47)	(60)
Commercial	(911)	(32)
Farmland	—	—
Other	(2,741)	(64)
Consumer	(626)	(776)

Total charge-offs	(6,530)	(6,047)

Recoveries:
Commercial and industrial	169	206
Real estate:
Construction and land development	—	—
1-4 family residential	48	—
Commercial	—	—
Farmland	—	—
Other	—	98
Consumer	326	200

Total recoveries	543	504

Net charge-offs	(5,987)	(5,543)
Allowance acquired through Maxim merger	1,426	—

Allowance for loan losses, ending balance	$41,135	$34,597

Allowance to period-end loans	1.24%	1.18%
Net charge-offs to average loans	0.25%	0.27%
Allowance to period-end nonperforming loans	271.41%	200.18%

      The following table reflects the distribution of the allowance for loan losses among various categories of loans for the dates indicated. The Company has allocated portions of its allowance for loan losses to cover the estimated losses inherent in particular risk categories of loans. This allocation is made for analytical purposes only and is not necessarily indicative of the categories in which loan losses may occur. The total allowance is available to absorb losses from any category of loans.

	September 30, 2003		December 31, 2002

		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$20,936	39.09%	$15,637	41.59%
Real estate:
Construction and land development	6,288	22.47	6,825	24.00
1-4 family residential	2,450	16.46	4,014	14.35
Commercial	5,066	15.67	5,868	14.69
Farmland	26	0.32	53	0.25
Other	4,197	1.04	1,037	0.70
Consumer	2,172	4.95	3,262	4.42

Total allowance for loan losses	$41,135	100.00%	$36,696	100.00%

  Nonperforming Assets and Impaired Loans

      Nonperforming assets, which include nonaccrual loans, accruing loans 90 or more days past due, restructured loans, and other real estate and foreclosed property, were $18.8 million at September 30, 2003, compared to $15.7 million at December 31, 2002. This resulted in a ratio of nonperforming assets to loans and other real estate of 0.57% at September 30, 2003 and 0.50% at December 31, 2002. The increase in nonperforming assets is primarily due to an increase in other real estate and foreclosed property of $2.9 million to $3.7 million at September 30, 2003 when compared to $760,000 at December 31, 2002. The increase in other real estate and foreclosed property is primarily caused by the April 1, 2003 foreclosure on a multi-family loan with a net carrying value of $2.7 million at September 30, 2003. Nonaccrual loans, the largest component of nonperforming assets, were $14.2 million at September 30, 2003, an increase of $1.1 million from $13.1 million at December 31, 2002.

      The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
Nonaccrual loans	$14,173	$13,113
Accruing loans 90 or more days past due	983	1,876
Other real estate and foreclosed property	3,688	760

Total nonperforming assets	$18,844	$15,749

Nonperforming assets to total loans and other real estate	0.57%	0.50%

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

Gross interest income on nonaccrual loans that would have been recorded had these loans been performing as agreed was $926,000 and $842,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

      A loan is considered impaired, based on current information and events, if management believes that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. An insignificant delay or insignificant shortfall in the amount of payment does not require a loan to be considered impaired. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is established for the shortfall as a component of the Bank’s allowance for loan loss methodology. All nonaccrual loans are considered impaired at September 30, 2003 and December 31, 2002.

      The following is a summary of loans considered to be impaired:

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$14,556	$14,508
Impaired loans with a SFAS No. 114 valuation reserve	6,626	8,538

Total recorded investment in impaired loans	$21,182	$23,046

Valuation allowance related to impaired loans	$3,331	$3,646

      The average recorded investment in impaired loans during the nine months ended September 30, 2003 and the year ended December 31, 2002 was $21.2 million and $22.1 million, respectively. Interest income on impaired loans of $301,000 and $262,000 was recognized for cash payments received during the nine months ended September 30, 2003 and 2002, respectively.

  Securities

      At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale at September 30, 2003 and December 31, 2002.

      The amortized cost and approximate fair value of securities classified as available for sale is as follows:

	September 30, 2003				December 31, 2002

		Gross Unrealized				Gross Unrealized
	Amortized				Amortized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$255,886	$855	$(89)	$256,652	$142,032	$1,323	$—	$143,355
Mortgage-backed securities	1,062,449	6,522	(9,917)	1,059,054	869,872	18,077	(1,194)	886,755
Municipal securities	145,452	4,543	(1,541)	148,454	105,143	3,634	(190)	108,587
Federal Reserve Bank stock	4,459	—	—	4,459	4,431	—	—	4,431
Federal Home Loan Bank stock	29,517	—	—	29,517	27,188	—	—	27,188
Other securities	9,392	98	(122)	9,368	30,777	107	—	30,884

Total securities available for sale	$1,507,155	$12,018	$(11,669)	$1,507,504	$1,179,443	$23,141	$(1,384)	$1,201,200

      Securities were $1.51 billion at September 30, 2003, an increase of $313.5 million from $1.20 billion at December 31, 2002. The yield on the securities portfolio for the nine months ended September 30, 2003 was 3.69% compared to 5.29% for the nine months ended September 30, 2002.

      Included in the Company’s mortgage-backed securities at September 30, 2003 were agency issued collateral mortgage obligations with a book value of $246.8 million and a fair value of $247.9 million and non-agency issued collateral mortgage obligations with a book value of $82.5 million and a fair value of $82.0 million.

      At September 30, 2003, $895.4 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At September 30, 2003, approximately $25.3 million of the Company’s mortgage-backed securities earned interest at floating rates and repriced within one year.

      The following table summarizes the contractual maturity of investments and their weighted average yields at September 30, 2003. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a separate component of other comprehensive income.

	September 30, 2003

			After One		After Five
			Year But Within		Years But Within
	Within One Year		Five Years		Ten Years		After Ten Years

	Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Total	Yield

				(Dollars in thousands)
U.S. Government securities	$51,491	3.26%	$204,395	2.83%	$—	—%	$—	—%	$255,886	2.92%
Mortgage-backed securities	408	5.16	41,244	3.35	125,360	3.92	895,437	3.22	1,062,449	3.31
Municipal securities	1,390	4.81	6,224	4.35	27,183	3.53	110,655	4.49	145,452	4.31
Federal Reserve Bank stock	4,459	6.00	—	—	—	—	—	—	4,459	6.00
Federal Home Loan Bank stock	29,517	2.25	—	—	—	—	—	—	29,517	2.25
Other securities	5,824	0.96	646	6.16	1,107	3.00	1,815	4.66	9,392	1.70
Federal funds sold	70,065	1.08	—	—	—	—	—	—	70,065	1.08
Securities purchased under resale agreements	30,000	0.91	—	—	—	—	—	—	30,000	0.91
Interest-bearing deposits	18,527	0.73	—	—	—	—	—	—	18,527	0.73

Total investments	$211,681	1.85%	$252,509	2.96%	$153,650	3.84%	$1,007,907	3.36%	$1,625,747	3.15%

  Other Assets

      Other assets were $199.9 million at September 30, 2003, an increase of $62.2 million from $137.8 million at December 31, 2002. This increase is primarily attributable to increases in the cash value of Bank-owned life insurance policies, other real estate and foreclosed property, and factored receivables. The cash value of Bank-owned life insurance policies was approximately $121.1 million at September 30, 2003, an increase of $33.6 million, or 38%, from $87.5 million at December 31, 2002. The Company purchased an additional $30.0 million of Bank-owned life insurance during the third quarter of 2003. Other real estate and foreclosed property was $3.7 million at September 30, 2003, an increase of $2.9 million, or 385%, from $760,000 at December 31, 2002. This increase resulted from the April 1, 2003 foreclosure of a multi-family loan with a net carrying value of $2.7 million at September 30, 2003. Factored receivables were $32.4 million at September 30, 2003, an increase of $9.4 million, or 41%, from $23.0 million at December 31, 2002. Factored receivables result from providing operating funds to businesses by converting their accounts receivable to cash.

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

      The Company had $236.3 million and $149.4 million of its deposits classified as brokered funds at September 30, 2003 and December 31, 2002, respectively. The growth in brokered deposits is attributable to growth in a major new treasury management relationship whereby the Bank provides banking and treasury management services to mortgage companies throughout the United States. Under this relationship, a referring source, whose business is to lend money to mortgage companies, introduces its customers to the Bank. Deposits garnered as a result of those introductions are classified as brokered deposits for financial and regulatory reporting purposes. In spite of this classification, management believes that the deposits are stable and relationship-based and that they do not have the characteristics or risks normally associated with brokered deposits.

      The Company’s ratio of average noninterest-bearing demand deposits to average total deposits for the periods ended September 30, 2003 and December 31, 2002 was 31% and 29%, respectively.

      The average daily balances and weighted average rates paid on deposits for the nine months ended September 30, 2003 and the year ended December 31, 2002 are presented below:

	September 30, 2003		December 31, 2002

	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Interest-bearing demand	$48,020	0.22%	$34,409	0.23%
Regular savings	109,249	0.36	94,388	0.88
Premium yield	834,764	1.01	830,690	1.61
Money market savings	832,621	0.85	593,691	1.04
Time deposits less than $100,000	282,794	2.77	293,752	3.63
Time deposits $100,000 and over	627,863	1.92	553,666	2.69
IRA’s, QRP’s and other	87,956	2.85	78,583	3.73

Total interest-bearing deposits	2,823,267	1.36%	2,479,179	1.97%

Noninterest-bearing deposits	1,241,765		994,113

Total deposits	$4,065,032		$3,473,292

      The following table sets forth the maturity of the Company’s time deposits that are $100,000 or greater as of the dates indicated:

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
3 months or less	$215,438	$285,071
Between 3 months and 6 months	290,266	56,087
Between 6 months and 1 year	73,704	68,934
Over 1 year	97,340	108,016

Total time deposits, $100,000 and over	$676,748	$518,108

  Borrowings

      Securities sold under repurchase agreements and short-term borrowings generally represent borrowings with maturities ranging from one to thirty days. The Company’s long-term borrowings generally consist of borrowings with the Federal Home Loan Bank with original maturities of one year. Short-term borrowings consist of federal funds purchased and overnight borrowings with the Federal Home Loan Bank. Information relating to these borrowings is summarized as follows:

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
Securities sold under repurchase agreements:
Average	$251,980	$271,304
Period-end	275,249	275,443
Maximum month-end balance during period	296,967	323,815
Interest rate:
Weighted average for the period	0.94%	1.45%
Weighted average at period-end	0.79%	1.15%
Long-term borrowings:
Average	$161,299	$42,162
Period-end	206,759	107,049
Maximum month-end balance during period	306,824	107,172
Interest rate:
Weighted average for the period	1.83%	2.83%
Weighted average at period-end	1.31%	2.28%
Short-term borrowings:
Average	$266,610	$326,675
Period-end	360,636	408,381
Maximum month-end balance during period	402,017	501,736
Interest rate:
Weighted average for the period	1.15%	1.74%
Weighted average at period-end	1.09%	1.26%

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

      The Company relies primarily on customer deposits, securities sold under repurchase agreements and operating cash flow to fund interest-earning assets. Another source of liquidity is overnight federal funds purchased from the Company’s correspondent banks. The Federal Home Loan Bank (“FHLB”) is also a potential source of liquidity for the Bank. The FHLB allows member banks to borrow against their eligible collateral to satisfy liquidity requirements.

      Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Core deposits include all deposits, except certificates of deposit and other time deposits of $100,000 and over. Average core deposits funded approximately 73% of total interest-earning assets for the nine months ended September 30, 2003 and 71% for the same period in 2002.

      The following table compares the Company’s and the Bank’s leverage and risk-weighted capital ratios as of September 30, 2003 and December 31, 2002 to the minimum regulatory standards:

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

	(Dollars in thousands)
As of September 30, 2003
Total Capital (to Risk Weighted Assets):
The Company	$490,957	11.02%	$356,276	8.00%	$	N/A	N/A	%
The Bank	485,359	10.91	355,752	8.00		444,690	10.00
Tier I Capital (to Risk Weighted Assets):
The Company	449,822	10.10	178,138	4.00		N/A	N/A
The Bank	443,721	9.98	177,876	4.00		355,752	8.00
Tier I Capital (to Average Assets):
The Company	449,822	8.06	167,380	3.00		N/A	N/A
The Bank	443,721	7.97	167,058	3.00		278,430	5.00
As of December 31, 2002
Total Capital (to Risk Weighted Assets):
The Company	465,545	11.68	318,794	8.00		N/A	N/A
The Bank	450,853	11.33	318,418	8.00		398,023	10.00
Tier I Capital (to Risk Weighted Assets):
The Company	428,849	10.76	159,397	4.00		N/A	N/A
The Bank	413,643	10.39	159,209	4.00		318,418	8.00
Tier I Capital (to Average Assets):
The Company	428,849	9.43	136,389	3.00		N/A	N/A
The Bank	413,643	8.59	144,524	3.00		240,873	5.00

Critical Accounting Policies

      The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

      The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its condensed consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors, including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See the Company’s Annual Report on Form 10-K, “— Financial Condition — Loan Review and Allowance for Loan Losses” and “Note 1 — Nature of Operations and Summary of Significant Accounting Policies” for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

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

  Other Matters

      On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN No. 46”) Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 (“ARB No. 51”), Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

      On May 15, 2003, the FASB approved Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments, including mandatorily redeemable preferred securities, were previously classified as equity or as mezzanine debt. On October 29, 2003, the FASB deferred the effective date for certain provisions of SFAS No. 150.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes since December 31, 2002. See the Company’s Annual Report on Form 10-K, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Liquidity.”

ITEM 4.  Controls and Procedures

      During 2002, management dedicated extensive time, resources, and capital to the development and implementation of a comprehensive enterprise-wide risk management system (“ERM”). The process placed all activities of the Company into 14 processes with 12 process owners. In the initial assessment, a catalogue of the key risks in the Company were identified for ongoing monitoring. Detailed risk assessments were then conducted to determine the risk profile. Infrastructure supporting the ERM includes a Board Risk Committee, an internal Risk Management Committee, and centralized Risk Management supervision. An automated application, Enterprise Risk Management System (“ERMS”), has also been developed to facilitate execution of this methodology. The basic ERMS system has been implemented and is updated on a regular basis. Management is in the process of developing measurement criteria and risk performance indicators for the various risk processes.

      The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of September 30, 2003 and concluded that those disclosure controls and procedures are effective.

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

      With respect to the unaudited financial information of Southwest Bancorporation of Texas, Inc. for the three and nine month periods ended September 30, 2003 and 2002 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 30, 2003 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

      None.

ITEM 2.  Changes in Securities and Use of Proceeds

      None.

ITEM 3.  Defaults Upon Senior Securities

      None.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

      None.

ITEM 5.  Other Information

      None.

ITEM 6.  Exhibits and Reports on Form 8-K

a.) Exhibits:

*15	.1	Awareness Letter of PricewaterhouseCoopers LLP.
*31	.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.) Reports on Form 8-K:

      Four reports on Form 8-K were filed by the Company during the three months ended September 30, 2003:

i.)	A Current Report on Form 8-K dated July 1, 2003 was filed on July 2, 2003; Item 5 and Item 7(c), announcing the completion of the merger with Maxim Financial Holdings, Inc.

ii.)	A Current Report on Form 8-K dated July 21, 2003 was filed on July 22, 2003; Item 7(c) and Item 9, reporting earnings results for the second quarter of 2003.

iii.)	A Current Report on Form 8-K dated July 29, 2003 was filed on July 29, 2003; Item 7(c), Item 9, and Item 12, regarding presentation of certain data to investors.

iv.)	A Current Report on Form 8-K dated August 7, 2003 was filed on August 7, 2003; Item 5 and Item 7(c), regarding election of Scott J. McLean to president and declaration of dividend payable on September 15, 2003.

* Filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL B. MURPHY, JR. Paul B. Murphy, Jr.	Director and Chief Executive Officer (Principal Executive Officer)	November 5, 2003

/s/ RANDALL E. MEYER Randall E. Meyer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 5, 2003

/s/ LAURENCE L. LEHMAN III Laurence L. Lehman III	Senior Vice President and Controller (Principal Accounting Officer)	November 5, 2003

EXHIBIT INDEX

Exhibit
Number		Description

*15	.1	Awareness Letter of PricewaterhouseCoopers LLP.
*31	.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith