Form 10-K
period 2003-12-31
SOUTHWEST BANCORP OF TEXAS INC
filed 2004-02-27
CIK 1027258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-22007

Southwest Bancorporation of Texas, Inc.

(Exact name of registrant as specified in its charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	76-0519693 (I.R.S. Employer Identification No.)

4400 Post Oak Parkway

Houston, Texas 77027
(Address of Principal Executive Offices, including zip code)

(713) 235-8800

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value
(Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)     Yes ☑          No ☐

      The aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $992.0 million (based upon the closing price of $32.51 on June 30, 2003, as reported on the NASDAQ National Market System).

      There were 34,284,114 shares of the Registrant’s Common Stock outstanding as of the close of business on February 20, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2003, are incorporated by reference into Part III of this Report.

PART I

Item 1.     Business

      The disclosures set forth in this item are qualified by the section captioned “Special Cautionary Notice Regarding Forward-Looking Statements — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and other cautionary statements set forth elsewhere in this report.

The Company

      General. Southwest Bancorporation of Texas, Inc. (“the Company”) was incorporated as a business corporation under the laws of the State of Texas on March 28, 1996, for the purpose of serving as a bank holding company for Southwest Bank of Texas National Association (“the Bank”). The holding company formation was consummated and the Company acquired all of the outstanding shares of capital stock of the Bank as of the close of business on June 30, 1996. Based upon total assets as of December 31, 2003, the Company ranks as the largest independent bank holding company headquartered in the Houston metropolitan area. The Company’s headquarters are located at 4400 Post Oak Parkway, Houston, Texas 77027, and its telephone number is (713) 235-8800. The Company’s internet address is www.swbanktx.com. The Company makes available through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after filing with the Securities and Exchange Commission. The Company has adopted a code of conduct and ethics that applies to all employees. This document is available on the Company’s website. The information included on the Company’s website is not a part of this document.

      Mergers and Acquisitions. On August 1, 1997, Pinemont Bank was merged with and into the Bank in exchange for approximately 3.3 million shares of Company Common Stock in a transaction accounted for as a pooling-of-interests. The acquisition of Pinemont Bank added $235 million in total assets and $219 million in total deposits to the Company’s balance sheet and nine banking locations to the Company’s operations.

      On April 1, 1999, Fort Bend Holding Corp. was merged with and into the Company and Fort Bend’s subsidiary savings and loan association was merged with and into the Bank in exchange for approximately 4.1 million shares of Company Common Stock in a transaction accounted for as a pooling-of-interests. The acquisition of Fort Bend Holding Corp. added $316 million in total assets and $269 million in total deposits to the Company’s balance sheet and seven banking locations to the Company’s operations.

      Through the merger with Fort Bend, the Company acquired Fort Bend’s 51% ownership interest in Mitchell Mortgage Company L.L.C. (“Mitchell”), a full service mortgage banking affiliate of The Woodlands Operating Company L.P. (“Woodlands”). On June 17, 1999, the Company issued 307,323 shares of Company Common Stock to Woodlands in exchange for Woodlands’ 49% ownership interest in Mitchell and Mitchell became a wholly-owned subsidiary of the Bank effective as of June 30, 1999. As a result, 100% of the accounts and operations of Mitchell after that date are included in the financial statements of the Company.

      On December 29, 2000, Citizens Bankers, Inc. (“Citizens”) was merged with and into the Company and the three wholly-owned subsidiary banks of Citizens were merged with and into the Bank (and the assets and liabilities of a related partnership were acquired by the Bank) in exchange for approximately 4.0 million shares of Company Common Stock in a transaction accounted for as a pooling-of-interests. The acquisition of Citizens added $436 million in total assets and $381 million in total deposits to the Company’s balance sheet and six banking locations to the Company’s operations.

      On July 1, 2003, Maxim Financial Holdings, Inc. (“Maxim”) was merged with and into the Company in an all cash transaction valued at $63.0 million. The acquisition of Maxim added $348.8 million in total assets and $241.5 million in total deposits to the Company’s balance sheet and eight banking locations to the Company’s operations.

      On January 31, 2004, Reunion Bancshares, Inc. (“Reunion”), parent of Lone Star Bank in Dallas (“Lone Star”), was merged with and into the Company in a cash transaction valued at $43.5 million paid at closing and an additional $6.5 million deposited in an escrow account that is contingent upon the performance of the loan portfolio and other potential liabilities over a three-year period. The 2004 acquisition of Reunion added $222.8 million in total assets and $203.2 million in deposits to the Company’s balance sheet and five banking locations to the Company’s operations. The Reunion merger is not reflected in the Company’s 2003 financial statements.

      Business Strategy. The Company provides an array of sophisticated products typically found only in major regional banks. These services are provided to middle market businesses, private banking individuals, and retail consumers in the Houston metropolitan area through 44 full service banking facilities. Several banking locations have seasoned management with significant lending experience who are responsible for credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized relationship management approach, coupled with the continuity of service by its banking officers, enables the Company to develop long-term customer relationships, maintain high quality service and provide quick responses to customer needs. The Company believes that its emphasis on local relationship banking, together with its conservative approach to lending and resultant strong asset quality, are important factors in the success and the growth of the Company.

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

      The Company has a four-part strategy for growth. First, the Company continues to actively target the commercial customers considered or defined as “middle market,” private banking, and retail customers in Houston for loan, deposit, and fee income opportunities as it has successfully done for the past fourteen years. Its expansion into the Dallas market will follow the same business model. The “middle market” is generally characterized by companies having annual revenues ranging from $1 million to $500 million and borrowings ranging from $50,000 to $15 million. Typical middle market customers seek a relationship with a local independent bank that is sensitive to their needs and understands their business philosophy. These customers desire a long-term relationship with a decision-making loan officer who is responsive and experienced and has ready access to a bank’s senior management. In implementing this part of its strategy, the Company continues to explore opportunities (i) to solidify its existing customer relationships and build new customer relationships by providing new services required by its middle market customers and (ii) to expand its base of services in the professional, executive, and retail markets to meet the demands of those sectors.

      Second, the Company intends to establish branches in areas that demographically complement its existing or targeted customer base. As other local banks are acquired by out-of-state organizations, the Company believes that the establishment of branches will better meet the needs of customers in many Houston and Dallas area neighborhoods who feel disenfranchised by larger regional or national organizations.

      Third, the Company may pursue selected acquisitions of other financial institutions. The Company conducts thorough studies and reviews of potential acquisition candidates to assure that they are consistent with the Company’s existing goals, from both an economic and strategic perspective. The Company believes market and regulatory factors may present opportunities for the Company to acquire other financial institutions.

      Fourth, the Company has entered the Dallas Metroplex market through its January 31, 2004 merger with Reunion Bancshares, Inc., the parent of Lone Star Bank in Dallas. Lone Star Bank has five banking center locations in the prime growth areas of Dallas. Additionally, the Company plans to open a full-scale operations center in downtown Dallas in the second quarter of 2004. The Company will continue its geographic diversification into other parts of Texas and contiguous states.

Operating Segments

      The Company has two operating segments: the Bank and the mortgage company. Each segment is managed separately because each business requires different marketing strategies and each offers different products and services.

The Bank

      The Bank provides a complete range of retail and commercial banking services that compete directly with major regional and money center banks. Loans consist of commercial loans to middle market and small businesses, loans to individuals, commercial real estate loans, residential mortgages, and construction loans. In addition, the Bank offers a broad array of fee income products including customized cash management services, investment and capital market products and services, trust and private banking services, accounts receivable financing, letters of credit, and merchant card services. The Bank develops business through, among other things, an active calling program by both product specialists and lenders. Approximately 200 banking officers actively call on customers and prospects.

      The Bank maintains a staff of professional treasury management marketing officers who consult with middle market and large companies to design customized and cost-effective cash management solutions. The Bank offers a full product line of cash concentration, disbursement, and information reporting services and a full suite of Internet Imaging products superior to those offered by most regional banks. Through the continued investment in new technology and people, the Bank has attracted some of Houston’s largest middle market companies to utilize the Bank’s treasury management products. The Bank also has attracted new loan customers through use of the Bank’s treasury management services as a lead-in with products such as an image-based lockbox service and controlled disbursement and sweep products, which allow borrowers to minimize interest expense and earn interest income on excess operating funds. Through the use of an internet connection, the Bank’s NetSt@r system provides customers with instant access to all bank account information with multiple intraday updates. The Bank makes business communication more efficient through Electronic Data Interchange (“EDI”), which is an inter-organizational computer-to-computer exchange of business information in a standard computer-processable format. Through the use of EDI and electronic payments, the Bank can provide the customer with a paperless funds management system. Positive Pay Advantage, a service under which the Bank only pays checks listed on a legitimate “company issue” file, is another product which helps in the prevention of check fraud. The Bank’s average commercial customer uses six treasury management services. Because these services help customers improve their treasury operations and achieve new efficiencies in cash management, they are extremely useful in building and maintaining long-term relationships.

      The Bank has a retail presence in 44 locations throughout the Houston metropolitan area and, as of January 31, 2004, five branches in Dallas. Such locations are emerging as an important source of bank funding and fee income. Retail products consist of both traditional deposit accounts such as checking, savings, money market and certificates of deposit, and a wide array of consumer loan and electronic banking alternatives. The Bank continues to emphasize the cultivation of retail market opportunities and investment in retail staff to help expand and deepen customer relationships.

      The Bank maintains a strong community orientation by, among other things, supporting active participation of all employees in local charitable, civic, school, and church activities. The Bank has a variety of community outreach programs and is involved in supporting non-profit organizations in a number of ways. Several banking offices also appoint selected customers to a business development board that assists in introducing prospective customers to the Bank and in developing or modifying products and services to better meet customer needs.

The Mortgage Company

      The Company originates residential and commercial mortgage loans both for its own portfolio and to sell to investors with servicing rights retained through its ownership of Mitchell. Mitchell also purchases mortgage servicing rights, promotes residential and commercial construction financing to builders and developers, and acts as a broker in the origination of multi-family and commercial real estate loans. Mitchell has production offices in Fort Bend and Montgomery Counties, Texas, with corporate offices in The Woodlands, Texas. Mitchell is an approved seller/servicer for Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and an approved issuer of Government National Mortgage Association (“GNMA”) mortgage-backed securities. Mitchell is also a HUD-Approved Title II nonsupervised mortgagee. During 2003, Mitchell funded approximately $286.5 million in residential mortgage loans, $248.8 million in commercial real estate loans, and $199.7 million in residential and commercial construction loans.

Competition

      The banking business is highly competitive, and the profitability of the Company depends principally upon the Company’s ability to compete in its market area. The Company competes with other commercial and savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders, and certain other non-financial institutions, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Company. The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local office decision-making on loans, establishing long-term customer relationships and building customer loyalty, and providing products and services designed to address the specific needs of its customers. Deposits in the Houston area total approximately $88 billion.

      The Gramm-Leach-Bliley Act (see discussion below), which breaks down many barriers between the banking, securities and insurance industries, may significantly affect the competitive environment in which the Company operates.

Employees

      As of December 31, 2003, the Company had 1,760 full-time equivalent employees, 633 of whom were officers. Employees of the Company enjoy a variety of employee benefit programs, including a stock option plan, a restricted stock plan, a 401(k) plan, various comprehensive medical, accident and group life insurance plans, and paid vacations. The Company considers its relations with its employees to be excellent.

Economic Conditions

      The Company’s success is dependent to a significant degree on economic conditions in the eight county region comprising the Houston metropolitan area, which the Company defines as its primary market. The banking industry in Texas and in Houston is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, energy prices, trends in the national and global economies, and other factors beyond the Company’s control. During the mid-1980’s, severely depressed oil and gas prices and levels of activity in the energy industries materially and adversely affected the Texas and Houston economies, causing recession and unemployment in the region and resulting in excess vacancies in the Houston real estate market and elsewhere in the State. Since 1987, however, the Houston metropolitan economy has gained nearly 730,000 jobs, averaging an annual growth rate of 2.6%. In the latest review by the Office of Management and Budget the population of the Greater Houston area increased by approximately 270,000 persons to approximately five million residents. The job count at year end 2003 is estimated to be 2.1 million. This level of employment is greater than 29 other states including Alabama, Louisiana, South Carolina, and Kentucky. The Texas Workforce Commission estimates that job growth in Houston for 2003 was a negative 1,100 jobs, a decline of 0.1%. The Greater Houston Partnership and the University of Houston’s Institute for Regional Forecasting are forecasting new job growth in Houston for 2004 at 31,000 jobs, an increase of 1.5%.

      Since 1987, the Houston area economy has diversified from being primarily energy dependent to one that is now influenced by national and global economic trends as well as activity in the energy industries. The energy independent sectors of the Houston area economy have grown at an annual compounded rate of 7.4%

since 1982. As a result, it is estimated that the upstream sector of the energy industry now accounts for approximately 31% of economic activity, down from 69% in 1981. Nonetheless, an economic recession or a delayed recovery over a prolonged period of time in the Houston area could cause an increase in the level of the Company’s non-performing assets and loan losses, thereby causing operating losses, impairing liquidity and eroding capital. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company’s consolidated financial condition, results of operations, and cash flows.

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

The Bank

      As a national banking association, the Bank is principally supervised, examined and regulated by the Office of the Comptroller of the Currency (the “OCC”). The OCC regularly examines such areas as capital adequacy, reserves, loan portfolio, investments, and management practices. The Bank must also furnish quarterly and annual reports to the OCC, and the OCC may exercise cease and desist and other enforcement powers over the Bank if its actions represent unsafe or unsound practices or violations of law. Since the deposits of the Bank are insured by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (the “FDIC”), the Bank is also subject to regulation and supervision by the FDIC. Because the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) regulates the Company, and because the Bank is a member of the Federal Reserve System, the Federal Reserve Board also has supervisory authority which affects the Bank.

      Restrictions on Transactions with Affiliates and Insiders. The Bank is subject to certain federal statutes limiting transactions between the Company and its nonbanking affiliates. Section 23A of the Federal Reserve Act affects loans or other credit extensions to, asset purchases from and investments in affiliates of the Bank. Such transactions between the Company or any of its nonbanking subsidiaries are limited in amount to ten percent of the Bank’s capital and surplus and, with respect to the Company and all of its nonbanking subsidiaries together, to an aggregate of twenty percent of the Bank’s capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be collateralized in specified amounts.

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

      In May 2001, the Federal Reserve Board adopted an interim rule addressing the applications of Section 23A and Section 23B of the Federal Reserve Act to credit exposure arising out of derivative transactions between an insured institution and its affiliates and intra-day extensions of credit by an insured depository institution to its affiliates. The rule requires institutions to adopt policies and procedures reasonably designed to monitor, manage, and control credit exposures arising out of transactions and to clarify that the transactions are subject to Section 23B of the Federal Reserve Act. In May 2001, the Federal Reserve Board also proposed a new rule to implement comprehensively Section 23A and 23B of the Federal Reserve Act. On October 31, 2002 the Federal Reserve Board approved the final rule on Regulation W which became effective

April 1, 2003 and supersedes and unifies the Federal Reserve Board’s interpretation of Sections 23A and 23B. Regulation W as adopted had no material impact on the operation of the Bank.

      The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such loans can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the OCC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

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

      Examinations. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), revised the bank regulatory and funding provisions of the Federal Deposit Insurance Corporation Act and made revisions to several other banking statutes. Under FDICIA, all insured institutions must undergo regular on-site examination by their appropriate banking agency and such agency may assess the institution for its costs of conducting the examination. The OCC periodically examines and evaluates national banks. Based upon such an evaluation, the OCC may revalue the assets of a national bank and require that it establish specific reserves to compensate for the difference between the OCC-determined value and the book value of such assets. The Bank is currently a participant in the OCC’s “midsize” bank program. This program supplies the Bank with a full time examiner-in-charge that oversees a continuous examination process.

      Prompt Corrective Action. In addition to the capital adequacy guidelines, FDICIA requires the OCC to take “prompt corrective action” with respect to any national bank which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from “well capitalized” to “critically undercapitalized,” which authorize, and in certain cases require, the OCC to take certain specified supervisory action. Under regulations implemented under FDICIA, a national bank is considered well capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A national bank is considered adequately capitalized if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage capital ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of an undercapitalized institution. A national bank is considered undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). A significantly undercapitalized institution is one which has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A critically undercapitalized institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.

      With certain exceptions, national banks will be prohibited from making capital distributions or paying management fees to a holding company if the payment of such distributions or fees will cause them to become undercapitalized. Furthermore, undercapitalized national banks will be required to file capital restoration plans with the OCC. Such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. Undercapitalized national banks also will be subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The OCC also may, among other things, require an undercapitalized national bank to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances, to divest itself of any subsidiary.

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

      Significantly and critically undercapitalized national banks may be subject to more extensive control and supervision. The OCC may prohibit any such institution from, among other things, entering into any material transaction not in the ordinary course of business, amending its charter or bylaws, or engaging in certain transactions with affiliates. In addition, critically undercapitalized institutions generally will be prohibited from making payments of principal or interest on outstanding subordinated debt. Within 90 days of a national bank becoming critically undercapitalized, the OCC must appoint a receiver or conservator unless certain findings are made with respect to the prospect for the institution’s continued viability.

      As of December 31, 2003, the Bank met the capital requirements of a “well capitalized” institution.

      Dividends. There are certain statutory limitations on the payment of dividends by national banks. Without approval of the OCC, dividends may not be paid by the Bank in an amount in any calendar year which exceeds the Bank’s total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus. In addition, a national bank may not pay dividends in excess of total retained profits, including current year’s earnings after deducting bad debts in excess of reserves for losses. In some cases, the OCC may find a dividend payment that meets these statutory requirements to be an unsafe or unsound practice. Under FDICIA, the Bank cannot pay a dividend if it will cause the Bank to be undercapitalized.

FDIC Insurance Assessments

      Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based system assigns an institution to one of three capital categories: (i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on an evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution’s state supervisor). The supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. An institution’s insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.

      Under the final risk-based assessment system there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from zero basis points to 27 basis points. A bank’s rate of deposit insurance assessments will depend on the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

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

      Brokered Deposit Restrictions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and FDICIA generally limit institutions which are not well capitalized from accepting brokered deposits. In general, undercapitalized institutions may not solicit, accept or renew brokered deposits. Adequately capitalized institutions may not solicit, accept or renew brokered deposits unless they obtain a waiver from the FDIC. Even in that event, they may not pay an effective yield of more than 75 basis points over the effective yield paid on deposits of comparable size and maturity in the institution’s normal market area for deposits accepted from within that area, or the national rate paid on deposits of comparable size and maturity for deposits accepted from outside the institution’s normal market area.

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

      Under Section 501 of the Gramm-Leach-Bliley Act (see discussion below), the federal banking agencies are required to establish appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. The federal banking agencies published a joint final rule, which was effective July 1, 2001. Among other matters, the rule requires each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information.

      Under the Gramm-Leach-Bliley Act, a financial institution must provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a consumer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the federal banking agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution’s ability to disclose nonpublic personal information about consumers to nonaffiliated third parties. In June 2000, the federal banking agencies issued a final rule that all banks must develop initial and annual privacy notices which describe in general terms the bank’s information sharing practices. Banks that share nonpublic personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit, or transaction accounts to any nonaffiliated third party for use in marketing.

The Company

      The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), and is subject to supervision and regulation by the Federal Reserve Board. The BHCA and other Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. As a bank holding company, the Company’s activities and those of its banking and nonbanking subsidiaries have in the past been limited to the business of banking and activities closely related or incidental to banking. Under the Gramm-Leach-Bliley Act (see discussion below), however, national banks have broadened authority, subject to limitations on investment, to engage in activities that are financial in nature (other than insurance underwriting, merchant or insurance portfolio investment, real estate development and real estate investment) through subsidiaries, if the bank is well capitalized and well managed and has at least a satisfactory rating under the Community Reinvestment Act.

      Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization are subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of the Bank, the claims of depositors and other general or subordinated creditors of the Bank are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

      Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. For example, the Federal Reserve Board’s Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. A holding company may not impair its subsidiary bank’s soundness by causing it to make funds available to nonbanking subsidiaries or their customers if the Federal Reserve Board believes it not prudent to do so.

      FIRREA expanded the Federal Reserve Board’s authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of laws or regulations. Notably, FIRREA increased the amount of civil money penalties which the Federal Reserve Board can assess for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

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

      Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets and certain off-balance sheet assets such as letters of credit are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements).

      In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its total consolidated average assets. Bank holding companies must maintain a minimum leverage ratio of at least 3.0%, although most are expected to maintain leverage ratios that are 100 to 200 basis points above this minimum ratio.

      The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, the regulations of the Federal Reserve Board provide that concentration of credit risk and certain risks arising from nontraditional activities, as well as an institution’s ability to manage these risks, are important factors to be taken into account by regulatory agencies in assessing an organization’s overall capital adequacy.

      The Federal Reserve Board adopted amendments to its risk-based capital regulations to provide for the consideration of interest rate risk in the agencies’ determination of a banking institution’s capital adequacy.

Gramm-Leach-Bliley Act

      Traditionally, the activities of bank holding companies have been limited to the business of banking and activities closely related or incidental to banking. Beginning in 1999, however, the Gramm-Leach-Bliley Act permits bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become “financial holding companies,” which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity. A bank holding company may become a financial holding company under the statute only if each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act. The Company has elected not to become a financial holding company.

      Under the statute, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. The primary regulator of each subsidiary of a financial holding company depends on the type of activity conducted by the subsidiary. For example, broker-dealer subsidiaries are regulated largely by securities regulators and insurance subsidiaries are regulated largely by insurance authorities.

      Under the Gramm-Leach-Bliley Act, among the activities that are deemed “financial in nature” for “financial holding companies” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, activities which the Federal Reserve Board determines to be closely related to banking, and certain merchant banking activities.

      In January 2001, the Federal Reserve Board and the Secretary of the Treasury promulgated final regulations governing the scope of permissible merchant banking investments, which are those made under Section 4(k)(4)(H) of the Bank Holding Company Act, as amended by the Gramm-Leach-Bliley Act, which authorizes a financial holding company, directly or indirectly as principal or on behalf of one or more persons, to acquire or control any amount of shares, assets or ownership interests of a company or other entity that is engaged in any activity not otherwise authorized for the financial holding company under Section 4 of the Bank Holding Company Act. Under the regulations, the types of ownership that may be acquired include shares, assets or ownership interests of a company or other entity including debt or equity securities, warrants, options, partnership interests, trust certificates or other instruments representing an ownership interest in a company or entity, whether voting or nonvoting. The merchant banking investments may be made by the financial holding company or any of its subsidiaries, other than a depository institution or subsidiary of a depository institution. Before acquiring or controlling a merchant banking investment, a financial holding company must either be or have a securities affiliate registered under the Securities Exchange Act of 1934 or a qualified insurance affiliate. The regulation places restrictions on the ability of a financial holding company to become involved in the routine management or operation of any of its portfolio companies. The regulation also provides that a financial holding company may own or control shares, assets, and ownership interests pursuant to the merchant banking provisions only for such period of time as to enable the sale or disposition on a reasonable basis consistent with the financial viability of the financial holding company’s merchant banking investment activities. Generally, the ownership period is limited to ten years. Special provisions are included in the regulation governing the investment by a financial holding company in private equity funds. Under the merchant banking regulation, a financial holding company may not, without Federal Reserve Board approval, have aggregate merchant banking investments exceeding 30 percent of the Tier 1 capital of the financial holding company; or after excluding interests in private equity funds, 20 percent of the Tier 1 capital of the financial holding company.

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

      The Federal Reserve Board, the OCC, and the FDIC adopted a rule, effective April 1, 2002, which establishes special minimum regulatory capital requirements for equity investments in non-financial companies. The capital requirements apply symmetrically to equity investments of banks and bank holding companies and impose a series of marginal capital charges on covered equity investments that increase with the level of a banking organization’s overall exposure to equity investments relative to the organization’s Tier 1 capital.

Enforcement Powers of the Federal Banking Agencies

      The Federal Reserve Board and the OCC have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations, and supervisory agreements could subject the Company or the Bank, as well as officers, directors, and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under “— The Bank — Prompt Corrective Action,” the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan.

      Imposition of Liability for Undercapitalized Subsidiaries. FDICIA requires bank regulators to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan. Under FDICIA, the aggregate liability of all companies controlling an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The guarantee and limit on liability expire after the regulators notify the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. FDICIA grants greater powers to the bank regulators in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates. At December 31, 2003, the Bank met the requirements of a “well capitalized” institution and, therefore, these requirements presently do not apply to the Company.

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

Expanded Enforcement Authority

      One of the major effects of FDICIA was the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve Board and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution that it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions.

USA Patriot Act of 2001

      On October 6, 2001, the “Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot) Act of 2001” was enacted. The statute increased the power of the United States Government to obtain access to information and to investigate a full array of criminal activities. In the area of money laundering activities, the statute added terrorism, terrorism support, and foreign corruption to the definition of money laundering offenses and increased the civil and criminal penalties for money laundering; applied certain anti-money laundering measures to United States bank accounts used by foreign persons; prohibited financial institutions from establishing, maintaining, administering or managing a correspondent account with a foreign shell bank; provided for certain forfeitures of funds deposited in United States interbank accounts by foreign banks; provided the Secretary of the Treasury with regulatory authority to ensure that certain types of bank accounts are not used to hide the identity of customers transferring funds and to impose additional reporting requirements with respect to money laundering activities; and included other measures. On October 28, 2002, the Department of Treasury issued a final rule concerning compliance by covered United States financial institutions with the new statutory anti-money laundering requirement regarding correspondent accounts established or maintained for foreign banking institutions, including the requirement that financial institutions take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks. The Company believes that compliance with the new requirements will not have a material adverse impact on its operations or financial condition.

Sarbanes-Oxley Act of 2002

      In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with its 2004 Annual Report on Form 10-K, the Company will be required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report.

Effect of Economic Environment

      The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in United States Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may affect interest rates charged on loans or paid for deposits.

      Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

Item 2.     Properties

Facilities

      The Company currently maintains 44 locations in the greater Houston area and a loan production office in the greater Dallas area. Sixteen of the locations are leased. The following table sets forth specific information on each location. Each Houston area location offers full service banking. The Company’s headquarters are located at 4400 Post Oak Parkway in a 28-story office tower in the Galleria area in Houston, Texas.

			Deposits at
Location	Square Feet	Location	December 31, 2003

			(Dollars in
			thousands)
Galleria/ Corporate(1)	174,378	4400 Post Oak Parkway	$1,922,424
Operations Center	136,000	1801 Main	212
Northwest Crossing(1)	9,488	13430 Northwest Freeway	360,433
Downtown-1100 Louisiana(1)	3,636	1100 Louisiana	120,681
12 Greenway Plaza(1)	4,114	12 Greenway Plaza	94,333
Medical Center — Fannin(1)	2,437	6602 Fannin	43,715
Memorial City(1)	3,554	899 Frostwood	39,273
Downtown — One Houston Center(1)	8,466	1221 McKinney	72,522
Sugar Land	4,000	14965 Southwest Freeway	34,674
Greenspoint	3,797	323 N. Sam Houston Parkway, East	71,067
3 Greenway Plaza(1)	2,549	3 Greenway Plaza, Suite C118	6,269
Hempstead	17,000	12130 Hempstead Highway	117,036
Tanglewood	5,625	1075 Augusta	109,729
Pasadena	4,900	4500 Fairmont Parkway	59,433
Eldridge Parkway	4,000	1502 Eldridge Parkway	19,930
Spring	6,300	2000 Spring Cypress Road	55,167
Bell Tower(1)	4,500	1330 Wirt Road	70,352
Kingwood	5,500	570 Kingwood Drive	63,836
Porter(1)	2,450	23741 Highway 59, Suite 2	17,374
North Port	5,000	9191 North Loop East	14,717
Rosenberg	45,000	3400 Avenue H	140,494
East Bernard	1,500	9212 Highway 60	20,080
Needville	2,500	3328 School Street	42,937
Bissonnet	2,320	10881 Bissonnet	17,312
Katy(1)	2,800	919 Avenue C	18,567
Missouri City	4,000	5820 Highway 6	32,456
The Woodlands(2)	35,137	4576 Research Forest Drive	261,451
Sterling Ridge	4,000	10223 Kuykendahl	22,028
Baytown	23,876	1300 Rollingbrook	211,532
Garth Road(1)	2,000	6900 Garth Road	4,004
Lacy Drive	9,200	1308 Lacy Drive	44,824
Fairmont Parkway	3,200	1401 Fairmont Parkway	34,579
Red Bluff	6,400	3901 Red Bluff	17,154
South Shaver	2,750	2222 South Shaver	9,770
Las Colinas(1)	3,834	909 E. Las Colinas Blvd., Irving	—
Medical Center — Bertner(1)	771	6550 Bertner Street, Suite 600	623
Pennzoil Place(1)	4,801	711 Louisiana	4,916
Dickinson Termini	37,975	2401 Termini Street	70,418
Dickinson FM 517 West	1,881	215 FM 517 West	7,050
League City Historic District	27,730	303 East Main	65,383
League City West Main	1,881	2204 West Main	13,370
South Shore	2,275	2460 Marina Bay Drive	16,511
Santa Fe	5,065	13030 Highway 6	22,417
Bacliff	3,906	4021 Highway 146	15,374
Texas City(1)	3,422	2501 Palmer, Suite 100	16,812

			$4,403,239

(1)	Leased location.

(2)	Mitchell’s headquarters.

Item 3.     Legal Proceedings

      The Company is involved in various legal proceedings that arise in the normal course of business. In the opinion of management of the Company, after consultation with its legal counsel, such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of the Company’s security holders.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock began trading on the NASDAQ Stock Market on January 28, 1997, and is quoted in such Market under the symbol “SWBT”. The Company’s Common Stock was not publicly traded, nor was there an established market therefor, prior to January 28, 1997. On February 20, 2004 there were approximately 879 holders of record of the Company’s Common Stock.

      The Company’s principal source of funds to pay cash dividends on its Common Stock is cash dividends from the Bank. There are statutory limitations on the payment of dividends by national banks. Without approval of the OCC, dividends in any calendar year may not exceed the Bank’s total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus or to a fund for the retirement of any preferred stock. In addition, a dividend may not be paid in excess of a bank’s cumulative net profits after deducting bad debts in excess of the allowance for loan losses. As of December 31, 2003, approximately $172.7 million was available for payment of dividends by the Bank to the Company under these restrictions without regulatory approval. See “Item 1. Business — Supervision and Regulation.”

      The following table presents the range of high and low sale prices reported on the NASDAQ during the years ended December 31, 2003 and 2002.

	2003				2002

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Common stock sale price:
High	$39.29	$38.45	$35.95	$33.05	$37.34	$39.20	$36.73	$34.60
Low	$35.20	$32.05	$29.65	$27.59	$24.49	$30.45	$30.68	$26.75
Dividends per common share	$0.05	$0.05	$—	$—	$—	$—	$—	$—

      On February 4, 2004, the Company’s Board of Directors approved a cash dividend of $0.06 per common share to be paid on March 15, 2004 to shareholders of record on March 1, 2004.

Recent Sales of Unregistered Securities

      None.

Equity Compensation Plan Information

      The following table sets forth information as of December 31, 2003, with respect to the Company’s compensation plans under which equity securities are authorized for issuance:

		(b)	(c)
	(a)		Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a))

Equity compensation plans approved by security holders	2,940,958	$21.59	800,498
Equity compensation plans not approved by security holders(1)	25,000	—	—

Total	2,965,958	$21.40	800,498

(1)	The Southwest Bancorporation of Texas, Inc. Non-Employee Directors Deferred Fee Plan (“the Directors’ Plan”) allows non-employee directors to elect to defer all or one-half of their director’s fees earned each year. The Company establishes an account for each non-employee director who elects to defer all or part of his or her director’s fees, and such account is credited in phantom stock units as of the last business day of the fiscal quarter in which such portion of the director’s fees would otherwise have been payable. The number of phantom stock units credited to a director’s account is determined by dividing the amount of the director’s fees deferred during the quarter by the fair market value of a share of the Company’s stock as of the date of crediting, multiplying such result by 1.25, and rounding up to the nearest whole phantom stock unit. Payment from the director’s account commences as soon as reasonably practicable after the earlier of the director’s termination as a member of the Company’s or the Bank’s Board of Directors or the date specified by the director when he or she elects to make the deferral. The payment from each account is in the Company’s common stock, either in a lump sum or in up to five annual installments. Shareholder approval was not required under SEC rules and NASDAQ listing standards in effect at the time the Directors’ Plan was adopted. In November 2003, the Directors’ Plan was amended to authorize the crediting of an additional 100,000 phantom stock units, which may result in the issuance of an additional 100,000 shares of common stock. New rules promulgated in June 2003 require shareholder approval of equity compensation plans, including the Directors’ Plan. The amendments to the Directors’ Plan are expressly subject to shareholder approval at the 2004 annual meeting of the Company’s shareholders.

Stock Repurchase Plan

      During the third quarter of 2001, the Company initiated a program to repurchase, from time to time, up to 1.0 million shares of its common stock. As of December 31, 2003, no shares of the Company’s common stock had been repurchased under this plan.

Item 6.     Selected Consolidated Financial Data

      The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Annual Report, and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical consolidated financial data as of the end of and for each of the five years in the period ended December 31, 2003 are derived from the Company’s Consolidated Financial Statements which have been audited by independent accountants.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$239,103	$238,415	$261,147	$272,166	$211,232
Interest expense	45,725	59,779	101,158	121,662	88,219

Net interest income	193,378	178,636	159,989	150,504	123,013
Provision for loan losses	12,000	11,750	7,500	7,053	6,474

Net interest income after provision for loan losses	181,378	166,886	152,489	143,451	116,539
Noninterest income	86,920	70,391	58,158	42,893	37,464
Noninterest expenses	180,162	151,078	133,185	120,276	104,540

Income before income taxes	88,136	86,199	77,462	66,068	49,463
Provision for income taxes	27,407	26,993	24,745	22,607	17,500

Net income	$60,729	$59,206	$52,717	$43,461	$31,963

Per Share Data:
Basic earnings per common share(1)	$1.78	$1.77	$1.60	$1.34	$1.01
Diluted earnings per common share(1)	$1.74	$1.72	$1.55	$1.29	$0.97
Cash dividends per common share	$0.10	$—	$—	$—	$—
Cash dividends per common share paid by Citizens and Fort Bend	$—	$—	$—	$0.07	$0.10
Book value per share	$14.59	$13.16	$10.99	$9.12	$7.28
Average common shares outstanding (in thousands)	34,044	33,476	32,855	32,397	31,743
Average common share equivalents (in thousands)	814	970	1,221	1,232	1,200
Performance Ratios:
Return on average assets	1.14%	1.30%	1.32%	1.23%	1.06%
Return on average common equity	12.86%	14.55%	15.82%	17.00%	14.70%
Net interest margin	4.02%	4.35%	4.44%	4.64%	4.44%
Efficiency ratio(3)	64.07%	61.09%	61.06%	62.04%	65.09%
Balance Sheet Data(2):
Total assets	$5,945,736	$5,171,957	$4,401,156	$3,940,342	$3,271,188
Securities	1,549,398	1,201,200	1,068,315	848,164	890,369
Loans	3,588,572	3,219,340	2,759,482	2,511,437	2,035,342
Allowance for loan losses	43,008	36,696	31,390	28,150	22,436
Total deposits	4,403,239	3,912,049	3,428,633	3,093,870	2,531,633
Long-term borrowings	206,658	107,049	7,410	7,743	7,192
Junior subordinated deferrable interest debentures	51,547	—	—	—	—
Total shareholders’ equity	499,321	445,523	361,734	298,125	233,076
Capital Ratio:
Average equity to average assets	8.82%	8.95%	8.34%	7.23%	7.23%
Asset Quality Ratios(2):
Nonperforming assets(4) to loans and other real estate	0.49%	0.50%	0.53%	0.41%	0.31%
Net charge-offs to average loans	0.22%	0.22%	0.17%	0.06%	0.09%
Allowance for loan losses to total loans	1.23%	1.18%	1.17%	1.16%	1.15%
Allowance for loan losses to nonperforming loans(5)	337.53%	244.82%	237.82%	297.82%	519.59%

(1)	Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income available to common shareholders, adjusted for any changes in income that would result from the assumed conversion of all potential dilutive common shares, by the sum of the weighted average number of common shares outstanding and the effect of all dilutive potential common shares outstanding for the period.

(2)	At period end, except net charge-offs to average loans.

(3)	Calculated by dividing total noninterest expenses, excluding amortization of intangibles, by net interest income plus noninterest income, excluding net security gains (losses).

(4)	Nonperforming assets consist of nonperforming loans and other real estate owned.

(5)	Nonperforming loans consist of nonaccrual loans, troubled debt restructurings and loans contractually past due 90 days or more.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation (a) the effects of future economic conditions on the Company and its customers; (b) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (c) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (d) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters; (e) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (f) the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; (g) technological changes; (h) acquisitions and integration of acquired businesses; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; and (j) acts of war or terrorism. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

      Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and other detailed information appearing elsewhere in this Annual Report.

For the Years Ended December 31, 2003, 2002 and 2001

Overview

      This overview of management’s discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire document. These have an impact on the Company’s financial condition and results of operations.

      Net income was $60.7 million, $59.2 million, and $52.7 million and diluted earnings per common share was $1.74, $1.72, and $1.55 for the years ended December 31, 2003, 2002, and 2001, respectively. This increase in net income was primarily the result of strong loan growth, maintaining strong asset quality, and expense control. Returns on average assets were 1.14%, 1.30%, and 1.32% and returns on average common shareholders’ equity were 12.86%, 14.55%, and 15.82% for the years ended 2003, 2002, and 2001, respectively. Return on average assets and return on average common shareholders’ equity in 2003 were negatively impacted by the decline in the net interest margin discussed below. Return on average assets is calculated by dividing net income by the daily average of total assets. Return on average common shareholders’ equity is calculated by dividing net income by the daily average of common shareholders’ equity.

      Total assets at December 31, 2003, 2002, and 2001 were $5.95 billion, $5.17 billion, and $4.40 billion, respectively. This growth was a result of a favorable local economy, the addition of new loan officers, aggressive marketing, and the Company’s overall growth strategy. Loans were $3.59 billion at December 31, 2003, an increase of $369.2 million, or 11%, from $3.22 billion at December 31, 2002. Loans were $2.76 billion at December 31, 2001. Deposits increased to $4.40 billion at December 31, 2003 from $3.91 billion at December 31, 2002 and $3.43 billion at December 31, 2001. As of December 31, 2003, approximately $94.2 million of loans and $227.3 million of deposits relate to the former Maxim branches.

      Two principal components of the Company’s growth strategy are expansion through de novo branching and strategic merger transactions. During 2003, three new branches were opened in the Houston metropolitan area. The merger with Maxim was completed in July 2003, adding eight branches in Galveston County. The merger with Reunion, announced in October 2003, closed on January 31, 2004. This transaction adds five branch locations in Dallas and initiated the Company’s entry into the important Dallas/ Metroplex market. The Company anticipates opening an operations center in Dallas during the second quarter of 2004 to enable it to offer its treasury management products to commercial businesses in that market.

      Net interest margin, defined as net interest income divided by average interest-earning assets, for 2003 was 4.02% down from 4.35% in 2002 and 4.44% in 2001. The decline in the net interest margin is attributable to declines in the level of interest rates as managed by the Federal Reserve Board and to lower yields on the securities portfolio resulting from increased amortization of purchased premiums as a result of the high level of refinancings of home mortgages experienced during 2003. Declines in yields on interest-earning assets were partially offset by reductions in the cost of interest-bearing liabilities. Demand deposits represent an important component of funding sources and averaged 31% of total deposits in 2003 as compared to 30% in 2002.

      Noninterest income increased $16.5 million, or 23%, to $86.9 million in 2003 compared to $70.4 million in 2002 and $58.2 million in 2001. Noninterest income has become an important component of the Company’s net income and comprises 31% of total revenue, defined as net interest income plus noninterest income, in 2003. The primary drivers of the increase were continued growth in service charge income arising from the sale of treasury management products to commercial customers and the increase in net non-sufficient funds charges on retail deposit accounts.

      Noninterest expenses increased $29.1 million, or 19%, to $180.2 million in 2003 compared to $151.1 million in 2002 and $133.2 million in 2001. The Company continues to invest in its technology infrastructure to accommodate both the growth in its various business activities, including the sale of treasury management products and services, as well as to continually upgrade its capabilities to meet customer and data security requirements. In addition, growth in personnel and branch facilities and the amortization of core deposit intangibles resulting from the merger with Maxim affected the overall level of expenses during 2003.

      Credit quality is an area of importance to the Company and 2003 reflected a continuation of favorable results. Net charge-offs were 0.22% of average loans, unchanged from the prior year. Nonperforming assets to total loans and other real estate was 0.49% at December 31, 2003, a reduction from 0.50% at December 31, 2002. Although loans grew by 11% at December 31, 2003 compared to the same period last year, there was no material change in the composition of the loan portfolio.

      The Company’s capital position remains strong. Its Tier 1 capital ratio of 10.99% and Total Capital ratio of 11.90% were augmented by the issuance of $50.0 million in trust preferred securities issued by SWBT Statutory Trust I (which is not consolidated for reporting purposes) in October 2003. The proceeds of this issuance were used in January 2004 to fund the merger with Reunion. See “— Financial Condition — Liquidity.”

Results of Operations

Net Interest Income

      Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and borrowed funds. Net interest income, the principal source of the Company’s earnings, has declined as a percent of total revenues due to growth in the Company’s fee income and due to a decline in the net interest margin. In 2003, net interest income provided 69% of the Company’s total revenues, compared with 72% in 2002 and 73% in 2001. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income.

      2003 versus 2002. Net interest income was $193.4 million in 2003 compared to $178.6 million in 2002, an increase of $14.7 million, or 8%. Growth in average interest-earning assets, primarily loans, was $701.3 million, or 17%, while yields decreased 84 basis points to 4.97%. The impact of the growth in average interest-earning assets was partially offset by a $443.2 million, or 14%, increase in average interest-bearing liabilities, offset by a decrease in the rate paid on interest-bearing liabilities of 64 basis points to 1.28% in 2003.

      Net interest margin risk is typically related to a narrowing of the yield on interest-earning assets and cost of funds. The Company managed this risk with asset and liability pricing to minimize the impact of declining rates, lowering the average costs of deposits and adding interest rate floors to some of its loan agreements. On June 25, 2003, the Federal Reserve decreased the federal funds rate and discount rate by 25 basis points. Due to the Bank’s asset sensitivity, the net interest margin decreased after this rate cut. This resulted in net interest margins of 4.02% and 4.35% and net interest spreads of 3.69% and 3.89% for the years ended December 31, 2003 and 2002, respectively.

      2002 versus 2001. Net interest income was $178.6 million in 2002 compared to $160.0 million in 2001, an increase of $18.6 million, or 12%. Growth in average interest-earning assets, primarily loans and securities, was $505.9 million, or 14%, while yields decreased 144 basis points to 5.81%. The impact of the growth in average interest-earning assets was partially offset by a $324.0 million, or 12%, increase in average interest-bearing liabilities, offset by a decrease in the rate paid on interest-bearing liabilities of 170 basis points to 1.92% in 2002.

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

	Year Ended December 31,

	2003			2002			2001

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$3,362,177	$188,525	5.61%	$2,916,959	$180,658	6.19%	$2,637,695	$205,123	7.78%
Securities	1,355,900	49,610	3.66	1,139,017	56,959	5.00	895,947	53,297	5.95
Federal funds sold and other	89,579	968	1.08	50,409	798	1.58	66,807	2,727	4.08

Total interest-earning assets	4,807,656	239,103	4.97%	4,106,385	238,415	5.81%	3,600,449	261,147	7.25%

Less allowance for loan losses	(40,546)			(34,067)			(30,528)

	4,767,110			4,072,318			3,569,921
Noninterest-earning assets	583,177			473,976			425,822

Total assets	$5,350,287			$4,546,294			$3,995,743

Interest-bearing liabilities:
Money market and savings deposits	$1,835,565	15,244	0.83%	$1,553,178	20,463	1.32%	$1,457,693	40,884	2.80%
Time deposits	1,004,928	21,727	2.16	926,001	28,499	3.08	901,822	44,950	4.98
Repurchase agreements and other borrowed funds	722,038	8,754	1.21	640,141	10,817	1.69	435,851	15,324	3.52

Total interest-bearing liabilities	3,562,531	45,725	1.28%	3,119,320	59,779	1.92%	2,795,366	101,158	3.62%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,281,546			994,113			836,366
Other liabilities	34,024			25,872			30,878

Total liabilities	4,878,101			4,139,305			3,662,610
Shareholders’ equity	472,186			406,989			333,133

Total liabilities and shareholders’ equity	$5,350,287			$4,546,294			$3,995,743

Net interest income		$193,378			$178,636			$159,989

Net interest spread			3.69%			3.89%			3.63%

Net interest margin			4.02%			4.35%			4.44%

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

	Year Ended December 31,

	2003 vs 2002			2002 vs 2001

	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Loans	$27,574	$(19,707)	$7,867	$21,717	$(46,182)	$(24,465)
Securities	10,846	(18,195)	(7,349)	14,459	(10,797)	3,662
Federal funds sold and other	620	(450)	170	(669)	(1,260)	(1,929)

Total increase (decrease) in interest income	39,040	(38,352)	688	35,507	(58,239)	(22,732)

Interest-bearing liabilities:
Money market and savings deposits	3,720	(8,939)	(5,219)	2,678	(23,099)	(20,421)
Time deposits	2,429	(9,201)	(6,772)	1,205	(17,656)	(16,451)
Repurchase agreements and other borrowed funds	1,384	(3,447)	(2,063)	7,183	(11,690)	(4,507)

Total increase (decrease) in interest expense	7,533	(21,587)	(14,054)	11,066	(52,445)	(41,379)

Increase (decrease) in net interest income	$31,507	$(16,765)	$14,742	$24,441	$(5,794)	$18,647

      Interest income increased by $39.0 million in 2003 as a result of increases in the average balances of interest-earning assets. This was offset by a reduction of $38.4 million in interest income primarily as a result of the declines in yields earned on the loan portfolio caused by lower market rates as managed by The Federal Reserve Board. Additionally, lower yields were earned on the securities portfolio as a result of amortization of purchased premiums due to the accelerated refinancings of home mortgages in 2003. The cost of funds decreased by $14.1 million resulting in an overall increase in net interest income of $14.7 million for 2003.

Provision for Loan Losses

      The 2003 provision for loan losses was $12.0 million, an increase of $250,000 from 2002. The provision for the year ended December 31, 2002 was $11.8 million, an increase of $4.3 million from the year ended December 31, 2001. Factors that impact the provision for loan losses are net charge-offs, changes in the size of the loan portfolio, and the recognition of changes in current risk factors. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends, and current economic conditions. Management regularly reviews the Company’s loan loss allowance in accordance with its standard procedures. See “— Financial Condition — Loan Review and Allowance for Loan Losses.”

Noninterest Income

      Noninterest income grew to $86.9 million for the year ended December 31, 2003, an increase of $16.5 million, or 23%, from 2002. Noninterest income was $70.4 million in 2002, an increase of $12.2 million, or 21%, from 2001.

      The following table presents the breakout of noninterest income between the bank and the mortgage company for 2003, 2002 and 2001:

	Year Ended December 31,

	2003			2002			2001

	Bank	Mortgage	Combined	Bank	Mortgage	Combined	Bank	Mortgage	Combined

	(Dollars in thousands)
Service charges on deposit accounts	$40,065	$—	$40,065	$33,936	$—	$33,936	$25,676	$—	$25,676
Investment services	9,712	—	9,712	9,302	—	9,302	7,244	—	7,244
Factoring fee income	3,806	—	3,806	4,692	—	4,692	4,742	—	4,742
Loan fee income	2,593	4,061	6,654	1,693	2,874	4,567	1,194	2,720	3,914
Bank-owned life insurance income	6,009	—	6,009	4,860	—	4,860	4,517	—	4,517
Letters of credit fee income	2,522	—	2,522	1,608	—	1,608	1,309	—	1,309
Mortgage servicing fees, net of amortization and impairment	—	659	659	—	(2,907)	(2,907)	—	748	748
Gain on sale of loans, net	—	4,150	4,150	472	3,410	3,882	—	3,170	3,170
Gain on sale of securities, net	1,224	—	1,224	1,737	—	1,737	14	—	14
Other income	11,024	1,095	12,119	7,909	805	8,714	6,239	585	6,824

Total noninterest income	$76,955	$9,965	$86,920	$66,209	$4,182	$70,391	$50,935	$7,223	$58,158

      Banking Segment. The largest component of noninterest income is service charges on deposit accounts, which were $40.1 million for the year ended December 31, 2003, compared to $33.9 million for 2002 and $25.7 million for 2001. These were increases of 18% and 32%, respectively, for 2003 and 2002. Several factors contributed to this growth. First, the Bank’s treasury management group continues to grow with service charges from commercial analysis and fee income up $2.1 million, or 13%, in 2003. This success at winning new business results from the Company’s ability to design custom cost-effective cash management solutions for middle market and large corporate customers. Second, net non-sufficient funds charges on deposit accounts were $19.2 million for the year ended December 31, 2003, an increase of $3.9 million, or 25%, from $15.3 million for the same period last year. Additionally, the total number of deposit accounts grew from 151,376 at December 31, 2001 to 159,860 at December 31, 2002 and to 193,701 at December 31, 2003.

      Income on Bank-owned life insurance was $6.0 million for the year ended December 31, 2003, compared to $4.9 million for 2002 and $4.5 million for 2001. These were increases of 24% and 8%, respectively, for 2003 and 2002. The increase in 2003 was attributable to the purchase of $30.0 million of additional Bank-owned life insurance in the third quarter of 2003.

      Other income was $11.0 million for the year ended December 31, 2003, compared to $7.9 million in 2002 and $6.2 million in 2001. The primary reasons for the increase in 2003 are equity earnings from unconsolidated investees and rental income from the operations center acquired in May 2002.

      Mortgage Segment. Loan fee income was $4.1 million for the year ended December 31, 2003 compared to $2.9 million for 2002 and $2.7 million for 2001. Lower interest rates in 2003 and 2002 resulted in an increase in mortgage refinancings and originations. The increase in loan fee income of $1.2 million, or 41%, in 2003 is the result of an increase in the Mitchell loans funded of $212.0 million to $735.0 million for the year ended December 31, 2003, compared to $523.0 million in 2002.

      Gain on sale of loans, net, was $4.1 million for the year ended December 31, 2003, compared to $3.4 million for 2002 and $3.2 million for 2001. These were increases of 22% and 8%, respectively, for 2003 and 2002. The increase in loan volume discussed above resulted in a larger portfolio of loans available for sale during the year. The principal balances of mortgage loans sold were $270.0 million, $180.5 million, and $141.5 million during the years ended December 31, 2003, 2002 and 2001, respectively.

      Mortgage servicing fees, net of amortization and impairment, were $659,000 for the year ended December 31, 2003, compared to ($2.9) million for 2002, and $748,000 for 2001. The increase in 2003 is primarily due to a provision established for capitalized mortgage servicing rights in excess of fair value, net of recovery, in the amount of $2.4 million in 2002. During 2003, the Company’s valuation allowance for mortgage servicing rights was fully recovered. Amortization of capitalized mortgage servicing costs for the year ended December 31, 2003 was $4.8 million, an increase of $626,000, or 15%, from the $4.2 million for the year ended December 31, 2002. Amortization of capitalized mortgage servicing costs was $3.1 million for 2001. Capitalized mortgage servicing costs are expensed against the related fee income as the underlying loans are paid off. Additionally, mortgage servicing fees were $3.1 million for the year ended December 31, 2003, a decrease of $551,000, or 15%, from the $3.6 million for the year ended December 31, 2002. This decrease is the result of a decrease in the balances of loans serviced for others in 2003. See “Note 8 — Mortgage Servicing Rights” for further discussion on accounting for these assets.

Noninterest Expenses

      For the year ended December 31, 2003, noninterest expenses totaled $180.2 million, an increase of $29.1 million, or 19%, from $151.1 million during 2002, which had increased from $133.2 million during 2001. The increase in noninterest expenses during these periods was due primarily to increases in salaries and employee benefits, occupancy expenses, and merger-related expenses.

      Salaries and employee benefits expense was $103.7 million for the year ended December 31, 2003, an increase of $16.2 million, or 18%, from $87.6 million for the year ended December 31, 2002. Salaries and employee benefits expense for the year ended December 31, 2002 increased $9.5 million, or 12%, from the same period in 2001. These increases were due primarily to hiring additional personnel required to accommodate the Company’s growth. Total full-time equivalent employees for the years ended December 31, 2003, 2002, and 2001 were 1,760, 1,481, and 1,376, respectively.

      Occupancy expense rose $5.6 million to $29.7 million in 2003. Major categories included within occupancy expense are depreciation expense and maintenance contract expense. Depreciation expense increased $2.7 million, or 30%, to $11.9 million for the year ended December 31, 2003. This increase was due primarily to additional depreciation resulting from the ownership of the downtown operations center and the addition of new branches, including the eight Maxim branches acquired in July 2003, and capitalized leasehold improvements associated with build-outs and additional square footage leased at the Company’s headquarters. In addition, depreciation on computer equipment has increased in the current year for expenditures made to support the Company’s growth. Maintenance contract expense for the year ended December 31, 2003 was $5.6 million, an increase of $1.6 million, or 40%, compared to $4.0 million in 2002 and $3.2 million in 2001. The Company has purchased maintenance contracts for major operating systems throughout the organization.

      Merger-related expenses of $3.0 million were recognized in 2003 related to the Maxim merger. No such costs were incurred in 2002 or 2001.

      The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expenses, excluding intangible amortization expense, by net interest income plus noninterest income, excluding net security gains (losses). An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratios were 64.07%, 61.09%, and 61.06% for the years ended December 31, 2003, 2002, and 2001, respectively. The increase in the efficiency ratio in 2003 is primarily a result of the decline in the net interest margin discussed in “— Results of Operations — Net Interest Income” above and the merger-related expenses discussed above. This ratio may not be a comparable measurement among different financial institutions.

Income Taxes

      Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax, if applicable. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. In 2003 income tax expense was $27.4 million, an increase of $414,000, or 2%, from the $27.0 million of income tax expense in 2002 which increased $2.2 million, or 9%, from the $24.7 million of income tax expense in 2001. The Company’s effective tax rates were 31% for the years ended December 31, 2003 and 2002, and 32% for the year ended December 31, 2001. The reduced tax rate is primarily due to an increase in tax exempt income earned on the Company’s bank-owned life insurance and other tax exempt securities.

Impact of Inflation

      The effects of inflation on the local economy and on the Company’s operating results have been relatively modest for the past several years. Since substantially all of the Company’s assets and liabilities are monetary in nature, such as cash, securities, loans, and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company attempts to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See “— Financial Condition — Interest Rate Sensitivity and Liquidity” below.

Financial Condition

Loans Held for Investment

      Loans held for investment were $3.49 billion at December 31, 2003, an increase of $373.7 million, or 12%, from December 31, 2002. Loans held for investment were $3.12 billion at December 31, 2002, an increase of $445.5 million, or 17%, from $2.67 billion at December 31, 2001.

      During the past five years loans have grown at an annualized rate of 17%. This growth is consistent with the Company’s strategy of targeting corporate, “middle market” and private banking customers and providing innovative products with superior customer service. This plan also includes establishing new branches in areas that demographically complement the existing or targeted customer bases, pursuing selected mergers and acquisitions that will add new markets, delivery systems, and management talent to the Company, and leveraging new or existing technology to improve the profitability of the Company and its customers.

      Loans increased during 2003 as the Company continued to expand its market presence in its defined primary markets. Additionally, at December 31, 2003, approximately $94.2 million of loans relate to the former Maxim branches. The Company continues to take a conservative approach to credit underwriting, which it believes is a prudent course of action, especially in uncertain economic conditions. While the short-term outlook for economic conditions is unclear, the Company is optimistic about the future and has continued to invest in new products, services, and personnel that it believes will bring opportunities for growth and expansion.

      The loan portfolio is concentrated in loans to commercial, real estate construction, and land development enterprises, with the balance in residential and consumer loans. While no specific industry concentration is considered significant, lending operations are focused primarily on the eight county area in and around Houston. An economic recession over a prolonged period of time in the Houston area could cause increases in nonperforming assets, thereby causing operating losses, impairing liquidity and eroding capital. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

      The following table summarizes the loan portfolio of the Company by major category as of the dates indicated:

	2003		2002		2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$1,500,304	42.96%	$1,296,849	41.59%	$1,084,114	40.56%	$954,912	39.37%	$749,816	38.29%
Real estate:
Construction and land development	706,546	20.24	748,272	24.00	698,423	26.13	641,128	26.43	500,547	25.57
1-4 family residential	567,009	16.24	447,534	14.35	344,133	12.88	335,934	13.85	290,057	14.81
Commercial	521,254	14.93	458,033	14.69	320,336	11.99	265,534	10.95	212,371	10.84
Farmland	11,140	0.32	7,679	0.25	4,854	0.18	5,753	0.24	13,218	0.67
Other	41,854	1.20	21,693	0.70	25,884	0.97	31,861	1.31	20,572	1.05
Consumer	143,566	4.11	137,891	4.42	194,714	7.29	190,376	7.85	171,714	8.77

Total loans held for investment	$3,491,673	100.00%	$3,117,951	100.00%	$2,672,458	100.00%	$2,425,498	100.00%	$1,958,295	100.00%

      The primary lending focus of the Company is on small- and medium-sized commercial, construction and land development, residential mortgage, and consumer loans. The Company offers a variety of commercial lending products including term loans, lines of credit, and equipment financing. A broad range of short- to medium-term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

      The Company’s commercial loans are generally underwritten on the basis of the borrower’s ability to service such debt from cash flow. As a general practice, the Company takes as collateral a lien on any available real estate, equipment, accounts receivable, inventory, or other assets and personal guarantees of company owners or project sponsors. Working capital loans are primarily collateralized by short-term assets, whereas term loans are primarily collateralized by long-term assets.

      A substantial portion of the Company’s real estate loans consists of loans collateralized by real estate, other assets, and personal guarantees of company owners or project sponsors. Additionally, a portion of the Company’s lending activity consists of the origination of single-family residential mortgage loans collateralized by owner-occupied properties located in the Company’s primary market area. The Company offers a variety of mortgage loan products which generally are amortized over 10 to 30 years.

      Loans collateralized by single-family residential real estate are typically originated in amounts of no more than 90% of appraised value. The Company typically requires mortgage title insurance and hazard insurance in the amount of the loan. Although the contractual loan payment periods for single-family residential real estate loans are generally for a 10 to 30 year period, such loans often remain outstanding for significantly shorter periods than their contractual terms. The Company also offers home improvement loans and home equity loans collateralized by single-family residential real estate. The terms of these loans typically range from three to 15 years.

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

      Consumer loans originated by the Company include automobile loans, recreational vehicle loans, boat loans, personal loans (collateralized and uncollateralized), and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan.

      The contractual maturity ranges of the commercial and industrial and funded real estate construction and land development loan portfolio and the amount of such loans with fixed interest rates and floating interest rates in each maturity range as of December 31, 2003 are summarized in the following table:

	December 31, 2003

		After One
	One Year	Through	After
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial and industrial	$694,926	$696,923	$108,455	$1,500,304
Real estate construction and land development	387,688	303,345	15,513	706,546

Total	$1,082,614	$1,000,268	$123,968	$2,206,850

Loans with a fixed interest rate	$106,742	$175,060	$53,966	$335,768
Loans with a floating interest rate	975,872	825,208	70,002	1,871,082

Total	$1,082,614	$1,000,268	$123,968	$2,206,850

Loans Held for Sale

      Loans held for sale of $96.9 million at December 31, 2003 decreased from $101.4 million at December 31, 2002. These loans are primarily single family residential loans and are carried at the lower of cost or market and are typically sold to investors within one year of origination. The market value of these loans is impacted by changes in current interest rates. An increase in interest rates would result in a decrease in the market value of these loans while a decrease in interest rates would result in an increase in the market value of these loans. The business of originating and selling loans is conducted by the Company’s mortgage segment.

Credit Management

      The Company’s loan review procedures include a credit quality assurance process that includes approval by the Board of Directors of lending policies and underwriting guidelines, a loan review department staffed, in part, with Office of the Comptroller of the Currency experienced personnel, low individual lending limits for officers, loan committee approval for credit relationships in excess of $3.0 million, and a quality control process for loan documentation. The Company also maintains a monitoring process for credit extensions in excess of $100,000. The Company performs quarterly concentration analyses based on various factors such as industries, collateral types, business lines, large credit sizes, international credit exposure and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. The Company continues to invest in its loan portfolio monitoring system to enhance its risk management capabilities.

      The Company’s loan portfolio is well diversified by industry type but is generally concentrated in the eight county region defined as its primary market area. Historically, the Houston metropolitan area has been affected both positively and negatively by conditions in the energy industry. It is estimated that approximately 31% of economic activity currently is related to the upstream energy industry, down from 69% in 1981. Since the mid-1980’s, the economic impact of changes in the energy industry has been lessened due to the diversification of the Houston economy driven by growth in such economic entities as the Texas Medical Center, the Port of Houston, the Johnson Space Center, and government infrastructure spending to support the population and job growth in the Houston area. As a result, the economy of the Company’s primary market area has become increasingly affected by changes in the national and international economies.

      The Company monitors changes in the level of energy prices, real estate values, borrower collateral, and the level of local, regional, national, and international economic activity. As of December 31, 2003, these changes have had no material effect on the Company’s loan portfolio. For the year ended December 31, 2003, net charge-offs to average loans was 0.22%. The average for all FDIC insured commercial banks was 0.88% for the nine months ended September 30, 2003. There can be no assurance, however, the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to changes in general economic conditions.

     Allowance for Loan Losses

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

      The allowance has several components, which include specific reserves, migration analysis reserves, qualitative adjustments, which includes a general reserve component, and a separate reserve for international, cross-border risk (allocated transfer risk reserve “ATRR”).

      Specific reserves cover those loans that are nonperforming or impaired. All impaired loans greater than or equal to $1.0 million are evaluated per SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Accordingly, an allowance is established when the present value of the discounted expected cash flows (or collateral value or observable market price) is lower than the carrying value of that loan. For impaired loans less than $1.0 million, a determination is made as to the ultimate collectibility of the loan and a reserve is established for any expected shortfall.

      Migration analysis reserves cover performing loans both classified and non-classified, excluding those loans specifically evaluated for impairment reserve applicability. The migration reserve is established for commercial real estate and commercial non-real estate loans by analyzing historical loss experience by internal risk rating. The migration analysis reserve for consumer loans is established by analyzing historical loss experience by collateral type.

      Qualitative adjustments serve to modify the migration analysis reserves after considering various internal and external factors that management believes may have a material impact on the loss probabilities within the loan portfolio. The qualitative factors include, but are not limited to, economic factors affecting the Bank’s primary market area, changes in the nature and volume of the loan and lease portfolio, concentrations of credit within industries and lines of business, the experience level of the lending management, and staff and the quality of the Bank’s credit risk management systems.

      The general reserve covers general economic uncertainties as well as the imprecision inherent in any loan and lease loss forecasting methodology. It will vary over time depending on existing economic, industry, organization, and portfolio conditions.

      The qualitative adjustments, ATRR, and general reserve are allocated to the loan portfolio segments on a risk adjusted, pro-rata basis utilizing the relative reserve contributions of each portfolio segment based on the migration analysis.

      Management believes that the allowance for loan losses at December 31, 2003 is adequate to cover losses inherent in the loan portfolio as of such date. There can be no assurance, however, that the Bank will not sustain losses in future periods which could be greater than the size of the allowance as of December 31, 2003.

      The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Allowance for loan losses, beginning balance	$36,696	$31,390	$28,150	$22,436	$17,532
Provision charged against operations	12,000	11,750	7,500	7,053	6,474
Charge-offs:
Commercial and industrial	(2,986)	(5,784)	(3,663)	(714)	(906)
Real estate:
Construction and land development	(34)	(107)	(65)	(208)	(177)
1-4 family residential	(252)	(126)	(171)	—	—
Commercial	(911)	(38)	—	—	—
Farmland	—	—	—	—	—
Other	(2,742)	(64)	(94)	(100)	—
Consumer	(1,340)	(973)	(1,037)	(1,071)	(1,128)

Total charge-offs	(8,265)	(7,092)	(5,030)	(2,093)	(2,211)

Recoveries:
Commercial and industrial	203	235	265	485	265
Real estate:
Construction and land development	—	—	—	7	12
1-4 family residential	—	14	59	—	—
Commercial	—	—	—	—	—
Farmland	—	—	—	—	—
Other	378	136	51	—	—
Consumer	570	351	395	262	364

Total recoveries	1,151	736	770	754	641

Net charge-offs	(7,114)	(6,356)	(4,260)	(1,339)	(1,570)
Allowance acquired through Maxim merger	1,426	—	—	—	—
Adjustment for sale of subsidiary	—	(88)	—	—	—

Allowance for loan losses, ending balance	$43,008	$36,696	$31,390	$28,150	$22,436

Allowance to period-end loans	1.23%	1.18%	1.17%	1.16%	1.15%
Net charge-offs to average loans	0.22%	0.22%	0.17%	0.06%	0.09%
Allowance to period-end nonperforming loans	337.53%	244.82%	237.82%	297.82%	519.59%

      The following table reflects the distribution of the allowance for loan losses among various categories of loans based on collateral types for the dates indicated. The Company has allocated portions of its general allowance for loan losses to cover the estimated losses inherent in particular risk categories of loans. This allocation is made for analytical purposes and is not necessarily indicative of the categories in which loan losses may occur. The total allowance is available to absorb losses from any category of loans.

	December 31,

	2003		2002		2001

		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$25,388	42.96%	$15,637	41.59%	$13,554	40.56%
Real estate:
Construction and land development	5,503	20.24	6,825	24.00	7,395	26.13
1-4 family residential	2,478	16.24	4,014	14.35	2,695	12.88
Commercial	5,179	14.93	5,868	14.69	3,397	11.99
Farmland	39	0.32	53	0.25	34	0.18
Other	2,465	1.20	1,037	0.70	1,110	0.97
Consumer	1,956	4.11	3,262	4.42	3,205	7.29

Total allowance for loan losses	$43,008	100.00%	$36,696	100.00%	$31,390	100.00%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31,

	2000		1999

		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$12,219	39.37%	$10,793	38.29%
Real estate:
Construction and land development	5,733	26.43	4,184	25.57
1-4 family residential	3,294	13.85	2,498	14.81
Commercial	2,676	10.95	1,962	10.84
Farmland	40	0.24	93	0.67
Other	1,253	1.31	143	1.05
Consumer	2,935	7.85	2,763	8.77

Total allowance for loan losses	$28,150	100.00%	$22,436	100.00%

Nonperforming Assets and Impaired Loans

      Nonperforming assets, which include nonaccrual loans, accruing loans 90 or more days past due, restructured loans, and other real estate and foreclosed property, were $17.0 million at December 31, 2003, compared with $15.7 million at December 31, 2002 and $14.2 million at December 31, 2001. This resulted in a ratio of nonperforming assets to loans and other real estate of 0.49%, 0.50%, and 0.53% at December 31, 2003, 2002, and 2001, respectively. The increase in nonperforming assets is primarily due to an increase in other real estate and foreclosed property of $3.5 million to $4.2 million at December 31, 2003 when compared to $760,000 at December 31, 2002. The increase in other real estate and foreclosed property is primarily caused by the April 1, 2003 foreclosure on a multi-family loan. Nonaccrual loans, the largest component of nonperforming assets, were $11.4 million at December 31, 2003, a decrease of $1.7 million from $13.1 million at December 31, 2002.

      The following table presents information regarding nonperforming assets as of the dates indicated:

	December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Nonaccrual loans	$11,443	$13,113	$11,020	$8,345	$2,471
Accruing loans 90 or more days past due	1,299	1,876	2,179	1,107	1,847
Restructured loans	—	—	—	—	—
Other real estate and foreclosed property	4,248	760	1,037	454	1,840

Total nonperforming assets	$16,990	$15,749	$14,236	$9,906	$6,158

Nonperforming assets to total loans and other real estate	0.49%	0.50%	0.53%	0.41%	0.31%

      Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Gross interest income on nonaccrual loans that would have been recorded had these loans been performing as agreed was $1.2 million, $814,000, and $626,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

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

      A loan is considered impaired, based on current information and events, if management believes that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled on the loan agreement. An insignificant delay or insignificant shortfall in the amount of payment does not require a loan to be considered impaired. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is established for the shortfall as a component of the Bank’s allowance for loan loss methodology. All nonaccrual loans are considered impaired at December 31, 2003 and 2002.

      The following is a summary of loans considered to be impaired:

	December 31,

	2003	2002

	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$12,568	$14,508
Impaired loans with a SFAS No. 114 valuation reserve	4,240	8,538

Total recorded investment in impaired loans	$16,808	$23,046

Valuation allowance related to impaired loans	$2,768	$3,646

      The average recorded investment in impaired loans during 2003, 2002, and 2001 was $19.9 million, $22.1 million, and $15.5 million, respectively. Interest income on impaired loans of $296,000, $456,000, and $425,000 was recognized for cash payments received in 2003, 2002 and 2001, respectively. The decrease in the valuation allowance related to impaired loans is the result of a change in the composition of these loans and charge-offs recorded in 2003.

Securities

      At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading, or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities classified as held to maturity are stated at cost, increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method, only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale at December 31, 2003.

      The amortized cost of securities classified as available for sale and held to maturity is as follows:

	December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$250,359	$142,032	$50,860	$169,069	$134,001
Mortgage-backed securities	1,101,988	869,872	872,974	618,523	678,523
Municipal securities	152,927	105,143	85,047	27,920	17,021
Federal Reserve Bank stock	4,459	4,431	4,230	3,949	2,981
Federal Home Loan Bank stock	25,469	27,188	7,939	17,972	16,051
Other securities	9,455	30,777	41,169	15,491	7,286

Total securities available for sale	$1,544,657	$1,179,443	$1,062,219	$852,924	$855,863

Held to maturity:
U.S. Government and agency securities	$—	$—	$—	$—	$12,761
Mortgage-backed securities	—	—	—	—	29,164
Municipal securities	—	—	—	—	13,486
Other securities	—	—	—	—	3,533

Total securities held to maturity	$—	$—	$—	$—	$58,944

      The amortized cost and approximate fair value of securities classified as available for sale is as follows:

	December 31, 2003				December 31, 2002				December 31, 2001

		Gross				Gross				Gross
		Unrealized				Unrealized				Unrealized
	Amortized			Fair	Amortized			Fair	Amortized			Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$250,359	$841	$(102)	$251,098	$142,032	$1,323	$—	$143,355	$50,860	$1,294	$(17)	$52,137
Mortgage-backed securities	1,101,988	7,078	(8,320)	1,100,746	869,872	18,077	(1,194)	886,755	872,974	8,571	(2,825)	878,720
Municipal securities	152,927	5,905	(754)	158,078	105,143	3,634	(190)	108,587	85,047	252	(1,524)	83,775
Federal Reserve Bank stock	4,459	—	—	4,459	4,431	—	—	4,431	4,230	—	—	4,230
Federal Home Loan Bank stock	25,469	—	—	25,469	27,188	—	—	27,188	7,939	—	—	7,939
Other securities	9,455	93	—	9,548	30,777	107	—	30,884	41,169	356	(11)	41,514

Total securities available for sale	$1,544,657	$13,917	$(9,176)	$1,549,398	$1,179,443	$23,141	$(1,384)	$1,201,200	$1,062,219	$10,473	$(4,377)	$1,068,315

      Declines in the fair value of individual securities below their cost that are other than temporary would result in write-downs, as a realized loss, of the individual securities to their fair value. The Company believes that none of the unrealized losses should be considered other than temporary.

      In connection with the Citizens merger, the Company transferred all of Citizens’ held to maturity debt securities to the available for sale category in 2000. The amortized cost of these securities at the time of transfer was $55.8 million and the unrealized gain was $267,000 ($174,000 net of income taxes).

      Securities were $1.55 billion at December 31, 2003, an increase of $348.2 million from $1.20 billion at December 31, 2002. During 2002, securities increased $132.9 million from $1.07 billion at December 31, 2001. The average yield on the securities portfolio for 2003 was 3.66%, while the average yield was 5.00% in 2002.

      Included in the Company’s mortgage-backed securities at December 31, 2003 were agency issued collateral mortgage obligations with a book value of $225.1 million and a fair market value of $226.1 million and non-agency issued collateral mortgage obligations with a book value of $79.1 million and fair market value of $79.0 million.

      At December 31, 2003, $864.9 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At December 31, 2003, approximately $11.5 million of the Company’s mortgage-backed securities earned interest at floating rates and will reprice within one year and, accordingly, were less susceptible to declines in value should interest rates increase.

      The following table summarizes the contractual maturity of investments and their weighted average yields at December 31, 2003. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a separate component of other comprehensive income. The yield on municipal securities has not been computed on a fully tax equivalent basis.

	December 31, 2003

					After Five Years
			After One Year but		but within
	Within One Year		within Five Years		Ten Years		After Ten Years

	Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Total	Yield

	(Dollars in thousands)
U.S. Government and agency securities	$23,682	3.08%	$226,677	2.94%	$—	—%	$—	—%	$250,359	2.96%
Mortgage-backed securities	491	5.93	45,061	3.51	191,522	4.06	864,914	3.91	1,101,988	3.92
Municipal securities	1,151	4.87	4,602	4.53	19,248	3.99	127,926	4.47	152,927	4.41
Federal Reserve Bank stock	4,459	6.00	—	—	—	—	—	—	4,459	6.00
Federal Home Loan Bank stock	25,469	2.00	—	—	—	—	—	—	25,469	2.00
Other securities	7,054	0.90	678	6.01	1,672	2.96	51	3.19	9,455	1.64
Federal funds sold	56,161	1.02	—	—	—	—	—	—	56,161	1.02
Securities purchased under resale agreements	30,000	0.91	—	—	—	—	—	—	30,000	0.91
Interest-bearing deposits	8,747	1.22	—	—	—	—	—	—	8,747	1.22

Total investments	$157,214	1.66%	$277,018	3.07%	$212,442	4.05%	$992,891	3.98%	$1,639,565	3.61%

Other Assets

      Other assets were $193.6 million at December 31, 2003, an increase of $55.8 million from $137.8 million at December 31, 2002. This increase is primarily attributable to increases in the cash value of Bank-owned life insurance policies, factored receivables, other real estate and foreclosed property, and investments in unconsolidated equity investees. The cash value of Bank-owned life insurance policies was $121.7 million at December 31, 2003, an increase of $34.2 million, or 39%, from $87.5 million at December 31, 2002. The Company purchased an additional $30.0 million of Bank-owned life insurance during the third quarter of 2003. Factored receivables result from providing operating funds to businesses by converting their accounts receivable to cash. Factored receivables were $32.0 million at December 31, 2003, an increase of $8.9 million, or 39%, from $23.0 million at December 31, 2002. Other real estate and foreclosed property was $4.2 million at December 31, 2003, an increase of $3.5 million, or 459%, from $760,000 at December 31, 2002. This increase primarily resulted from the April 1, 2003 foreclosure of a multi-family loan. Investments in unconsolidated investees was $11.9 million at December 31, 2003, an increase of $4.6 million, or 62%, from $7.3 million at December 31, 2002. The increase is primarily due to additional capital contributions and equity earnings.

Deposits

      The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company’s deposits consist of demand, savings, interest-bearing demand, money market, and time accounts.

The Company relies primarily on its product and service offerings, high quality customer service, advertising, and competitive pricing policies to attract and retain these deposits. Deposits provide the primary source of funding for the Company’s lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

      The Company had $156.4 million and $149.4 million of its deposits classified as brokered funds at December 31, 2003 and 2002, respectively. The Bank’s brokered deposits are attributable to a major treasury management relationship whereby the Bank provides banking and treasury management services to mortgage companies throughout the United States. Under this relationship, a referring source, whose business is to lend money to mortgage companies, introduces its customers to the Bank. Deposits garnered as a result of those introductions are classified as brokered deposits for financial and regulatory reporting purposes. In spite of this classification, management believes that the deposits in question are stable and relationship-based and that they do not have the characteristics or risks normally associated with brokered deposits.

      The Company’s ratio of average demand deposits to average total deposits for the years ended December 31, 2003, 2002, and 2001 was 31%, 30%, and 28%, respectively.

      Average total deposits during 2003 increased to $4.12 billion from $3.47 billion in 2002, an increase of $648.7 million or 19%. Average total deposits related to the former Maxim branches were approximately $119.0 million for 2003. Average noninterest-bearing deposits increased to $1.28 billion in 2003 from $994.1 million in 2002. Average total deposits in 2002 rose to $3.47 billion from $3.20 billion in 2001, an increase of $277.4 million, or 9%.

      The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 2003, 2002, and 2001 are presented below:

	Year Ended December 31,

	2003		2002		2001

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Interest-bearing demand	$45,493	0.22%	$34,409	0.23%	$62,510	0.50%
Regular savings	115,211	0.33	94,388	0.88	81,799	1.58
Premium yield	847,045	0.96	830,690	1.61	851,951	3.41
Money market savings	827,816	0.80	593,691	1.04	461,433	2.21
Time deposits less than $100,000	283,670	2.67	293,752	3.63	302,885	5.25
Time deposits $100,000 and over	629,749	1.85	553,666	2.69	522,601	4.82
IRA’s, QRP’s and other	91,509	2.74	78,583	3.73	76,336	5.07

Total interest-bearing deposits	2,840,493	1.30%	2,479,179	1.97%	2,359,515	3.64%

Noninterest-bearing deposits	1,281,546		994,113		836,366

Total deposits	$4,122,039		$3,473,292		$3,195,881

      The following table sets forth the maturity of the Company’s time deposits that are $100,000 or greater as of the dates indicated:

	December 31,

	2003	2002	2001

	(Dollars in thousands)
3 months or less	$417,384	$285,071	$348,782
Between 3 months and 6 months	60,101	56,087	81,457
Between 6 months and 1 year	78,948	68,934	75,461
Over 1 year	86,157	108,016	48,420

Total time deposits $100,000 and over	$642,590	$518,108	$554,120

Short-term Borrowings

      Securities sold under repurchase agreements and short-term borrowings generally represent borrowings with maturities ranging from one to thirty days. Short-term borrowings consist of federal funds purchased and overnight borrowings with the Federal Home Loan Bank (“the FHLB”). Information relating to these borrowings for the years ended December 31, 2003 and 2002 is summarized as follows:

	December 31,

	2003	2002

	(Dollars in thousands)
Securities sold under repurchase agreements:
Average	$261,320	$271,304
Period-end	285,571	275,443
Maximum month-end balance during period	303,764	323,815
Interest rate:
Weighted average for the period	0.88%	1.45%
Weighted average at period-end	0.72%	1.15%
Short-term borrowings:
Average	$276,193	$326,675
Period-end	473,154	408,381
Maximum month-end balance during period	473,154	501,736
Interest rate:
Weighted average for the period	1.11%	1.74%
Weighted average at period-end	0.98%	1.26%

Interest Rate Sensitivity

      Asset and liability management is concerned with the timing and magnitude of the repricing of assets as compared to liabilities. It is the objective of the Company to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, management’s strategy is to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Company adjusts its interest sensitivity during the year through changes in the mix of assets and liabilities and may use interest rate products such as interest rate swap and cap agreements. The Company’s asset and liability management strategy is formulated and monitored by the Asset Liability Management Committee (“the ALCO”), which is composed of senior officers of the Bank and two independent directors, in accordance with the Committee’s charter and policies approved by the Bank’s Board of Directors. This Committee meets monthly to review, among other things, the sensitivity of the Bank’s assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The Asset Liability Committee also establishes pricing and funding decisions with respect to the Bank’s overall asset and liability composition. The Committee reviews the Bank’s liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, retail and institutional deposit activity, current market conditions, and interest rates on both a local and national level.

      To effectively measure and manage interest rate risk, the Company uses simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

      The following table presents an analysis of the sensitivity inherent in the Company’s net interest income and market value of portfolio equity. The data used to prepare the table is as of December 31, 2003, which may not be representative of average balances at any other time period. This analysis is reviewed by management on a monthly basis. The results are impacted by changes in the composition of the balance sheet. Management believes that, based on available information, the Bank has been and will continue to be slightly asset sensitive. The interest rate scenarios presented in the table include interest rates at December 31, 2003, 2002, and 2001 and as adjusted by instantaneous rate changes upward of up to 200 basis points and downward of up to -100 basis points. Each rate scenario reflects unique prepayment and repricing assumptions. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value sensitivity analysis presented includes assumptions that (i) the composition of the Company’s interest sensitive assets and liabilities existing at year end will remain constant over the twelve month measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.

	Change in Interest Rates

	-100	-50	0	+100	+200

Impact on net interest income:
Next 12 months:
December 31, 2003	(1.20)%	0.25%	0.00%	1.23%	3.33%
December 31, 2002	(6.17)%	(3.71)%	0.00%	4.39%	6.83%
December 31, 2001	(5.44)%	(2.21)%	0.00%	1.92%	3.59%
Months 13 to 24:
December 31, 2003	(4.37)%	(1.43)%	0.00%	3.37%	6.65%
December 31, 2002	(7.13)%	(4.15)%	0.00%	5.36%	8.42%
December 31, 2001	(7.66)%	(3.47)%	0.00%	3.38%	6.11%
Impact on market value of portfolio equity:
December 31, 2003	(2.49)%	(0.49)%	0.00%	(0.32)%	(0.39)%
December 31, 2002	(5.34)%	(2.96)%	0.00%	2.44%	0.64%
December 31, 2001	(0.89)%	0.41%	0.00%	(4.14)%	(8.16)%

      Interest rate sensitivity (“GAP”) is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A GAP is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. While GAP is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure. For this reason, the Company relies on simulation analysis to manage interest rate risk. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

      The Company’s one-year cumulative GAP position at December 31, 2003 was a positive $362.4 million or 6.09% of assets. This is a one-day position that is continually changing and is not indicative of the Company’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.

      The following table sets forth an interest rate sensitivity analysis for the Company as of December 31, 2003 and 2002.

			One Year to	More than	Total Rate	Total Non-
	0-90 Days	91-364 Days	Three Years	Three Years	Sensitive	Rate Sensitive	Total

	(Dollars in thousands)
Cash and due from banks	$—	$—	$—	$—	$—	$390,890	$390,890
Federal funds sold and other cash equivalents	94,908	—	—	—	94,908	—	94,908
Securities	136,293	129,459	410,207	873,439	1,549,398	—	1,549,398
Loans	1,925,652	594,740	665,177	391,560	3,577,129	11,443	3,588,572
Allowance for loan losses	—	—	—	—	—	(43,008)	(43,008)
Other assets	—	—	—	—	—	364,976	364,976

Total assets	$2,156,853	$724,199	$1,075,384	$1,264,999	$5,221,435	$724,301	$5,945,736

Deposits	$875,520	$632,419	$584,996	$797,266	$2,890,201	$1,513,038	$4,403,239
Securities sold under repurchase agreements and other borrowings	758,828	200,320	952	5,283	965,383	—	965,383
Junior subordinated deferrable interest debentures	51,547	—	—	—	51,547	—	51,547
Other liabilities	—	—	—	—	—	26,246	26,246
Shareholders’ equity	—	—	—	—	—	499,321	499,321

Total liabilities and shareholders’ equity	$1,685,895	$832,739	$585,948	$802,549	$3,907,131	$2,038,605	$5,945,736

Period GAP	$470,958	$(108,540)	$489,436	$462,450	$1,314,304
Cumulative GAP	$470,958	$362,418	$851,854	$1,314,304	$1,314,304
Period GAP to total assets	7.92%	(1.83)%	8.23%	7.78%	22.10%
Cumulative GAP to total assets	7.92%	6.09%	14.32%	22.10%	22.10%
As of December 31, 2002
Period GAP	$1,041,511	$(385,043)	$(191,332)	$558,748	$1,023,884
Cumulative GAP	$1,041,511	$656,468	$465,136	$1,023,884	$1,023,884
Period GAP to total assets	20.15%	(7.45)%	(3.70)%	10.81%	19.81%
Cumulative GAP to total assets	20.15%	12.70%	9.00%	19.81%	19.81%

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

      The Company relies primarily on customer deposits, securities sold under repurchase agreements, and operating cash flow to fund interest-earning assets. Another source of liquidity is overnight federal funds purchased from the Company’s correspondent banks. The FHLB is also a potential source of liquidity for the Bank. The FHLB allows member banks to borrow against their eligible collateral to satisfy liquidity requirements.

      Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds.

Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Core deposits include all deposits, except certificates of deposit and other time deposits of $100,000 and over. Average core deposits funded approximately 72% of total interest-earning assets for the year ended December 31, 2003 and 71% for the same period in 2002.

      Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Bank has access to the FHLB for borrowing purposes. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources, or operations.

      Subject to certain limitations, the Bank may borrow funds from the FHLB in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition. Borrowings from the FHLB by the Bank were approximately $203.3 million at December 31, 2003. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances. Unused borrowing capacity at December 31, 2003 was approximately $496.0 million. The Bank uses FHLB advances for both long-term and short-term liquidity needs. Other than normal banking operations, the Bank has no long-term liquidity needs. The Bank has not been involved with highly leveraged transactions that may create unusual long-term liquidity needs.

      In October 2003, the Company formed SWBT Statutory Trust I (“the Trust”) to issue trust preferred securities. On October 7, 2003, the Trust issued in a private placement $50.0 million in trust preferred securities in the form of its floating rate Capital Securities and issued to the Company $1.5 million of trust common securities. The Trust used the proceeds to purchase $51.5 million of the Company’s floating rate junior subordinated deferrable interest debentures due December 17, 2033 (“the Debentures”). The interest rate on the Debentures was 4% at December 31, 2003. The Debentures are the sole assets of the Trust and are subordinate to all of the Company’s existing and future obligations for borrowed or purchased money, obligations under letters of credit and certain derivative contracts, and any guarantees by the Company of any of such obligations. The $51.0 million in proceeds, net of issuance costs, from this offering were used to fund the cash purchase price for Reunion.

      Payments due by period for the Company’s contractual obligations (other than deposit liabilities with no stated maturity) at December 31, 2003 are presented below:

		After One	After Three
	Within One	but Within	but Within	After Five
	Year	Three Years	Five Years	Years	Total

	(Dollars in thousands)
Time deposits	$781,515	$175,000	$49,374	$46	$1,005,935
Securities sold under repurchase agreements	285,571	—	—	—	285,571
Short-term borrowings	473,154	—	—	—	473,154
Long-term borrowings	200,422	951	1,522	3,763	206,658
Junior subordinated deferrable interest debentures	—	—	—	51,547	51,547
Operating lease obligations	5,166	9,416	789	5,416	20,787

Total contractual obligations	$1,745,828	$185,367	$51,685	$60,772	$2,043,652

Off-Balance Sheet Arrangements

      The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2003 is presented below:

		After One	After Three
	Within One	but Within	but Within	After Five
	Year	Three Years	Five Years	Years	Total

	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$1,001,415	$809,211	$264,973	$60,374	$2,135,973
Standby letters of credit	134,449	87,275	5,317	—	227,041
Commercial letters of credit	8,958	570	—	—	9,528
Unfunded commitments to unconsolidated investees	3,753	—	—	—	3,753
Commitments to sell mortgage loans	10,577	—	—	—	10,577
Guarantees on GNMA securities administered	—	—	—	86,045	86,045

Total financial instruments with off-balance sheet risk	$1,159,152	$897,056	$270,290	$146,419	$2,472,917

      Due to the nature of the Company’s unfunded loan commitments, including unfunded lines of credit, the amounts presented above do not necessarily represent amounts the Company anticipates funding in the periods presented above. During the last three years, the Company has experienced stable usage between 64% and 66% of unfunded loan commitments, including unfunded lines of credit.

Critical Accounting Policies

      The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

      The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers, and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See “— Financial Condition — Loan Review and Allowance for Loan Losses” and “Note 1 — Nature of Operations and Summary of Significant Accounting Policies” for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

      Mortgage servicing rights assets are established and accounted for based on discounted cash flow modeling techniques, which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, credit loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of mortgage servicing rights is considered a critical accounting estimate. See “Note 1 — Nature of Operations and Summary of Significant Accounting Policies” and “Note 8 — Mortgage Servicing Rights” for further discussion on the accounting for these assets.

Capital Resources

      Shareholders’ equity increased to $499.3 million at December 31, 2003 from $445.5 million at December 31, 2002, an increase of $53.8 million, or 12%, primarily from comprehensive income of $49.5 million and the exercise of stock options.

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

      Bank regulatory authorities in the United States have issued risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards issued by the Federal Reserve Board apply to the Company, and the OCC guidelines apply to the Bank. These guidelines relate a financial institution’s capital to the risk profile of its assets. The risk-based capital standards require all financial organizations to have “Tier 1 capital” of at least 4.0% of risk-adjusted assets and “total risk-based” capital (Tier 1 and Tier 2) of at least 8.0% of risk-adjusted assets. “Tier 1 capital” includes, generally, common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, qualifying perpetual preferred stock, trust preferred securities, and minority interest in equity accounts of consolidated subsidiaries less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

      The agencies have also adopted guidelines that supplement the risk-based capital guidelines with a minimum leverage ratio of Tier 1 capital to average total consolidated assets (“Tier 1 leverage ratio”) of 3.0% for institutions with well diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, and good earnings, that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a Tier 1 leverage ratio of at least 4.0% to 5.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

      The following table compares the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2003 and 2002 to the minimum regulatory standards:

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

	(Dollars in thousands)
As of December 31, 2003
Total Capital (to Risk Weighted Assets):
The Company	$558,858	11.90%	$375,630	8.00%	$	N/A	N/A	%
The Bank	504,960	10.77	375,132	8.00		468,915	10.00
Tier I Capital (to Risk Weighted Assets):
The Company	515,850	10.99	187,815	4.00		N/A	N/A
The Bank	461,438	9.84	187,566	4.00		375,312	8.00
Tier I Capital (to Average Assets):
The Company	515,850	9.15	169,086	3.00		N/A	N/A
The Bank	461,438	8.20	168,917	3.00		281,529	5.00
As of December 31, 2002
Total Capital (to Risk Weighted Assets):
The Company	465,545	11.68	318,794	8.00		N/A	N/A
The Bank	450,853	11.33	318,418	8.00		398,023	10.00
Tier I Capital (to Risk Weighted Assets):
The Company	428,849	10.76	159,397	4.00		N/A	N/A
The Bank	413,643	10.39	159,209	4.00		318,418	8.00
Tier I Capital (to Average Assets):
The Company	428,849	9.43	136,389	3.00		N/A	N/A
The Bank	413,643	8.59	144,524	3.00		240,873	5.00

      Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. Also pursuant to FDICIA, each federal banking agency has promulgated regulations setting the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the Federal Reserve Board’s regulations, the Bank is classified as “well capitalized” for purposes of prompt corrective action. See “Item 1. Business — Supervision and Regulation.”

      The trust preferred securities issued by the Trust are included in the Tier 1 capital of the Company for regulatory capital purposes. The Federal Reserve may in the future disallow inclusion of trust preferred securities as Tier 1 capital due to the requirements of FIN No. 46. On July 2, 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in the calculation of Tier 1 capital for regulatory capital purposes until further notice. The Federal Reserve Board has indicated that it intends to review the regulatory implications of the changes in accounting treatment of subsidiary trusts that issue trust preferred securities. There can be no assurance that the Federal

Reserve Board will continue to permit institutions to include trust preferred securities in Tier 1 capital for regulatory purposes. As of December 31, 2003, if the Company were not permitted to include the $50.0 million in trust preferred securities in its Tier 1 capital, the Company would still meet the regulatory minimums required to be adequately capitalized.

Other Matters

      On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, (“FIN No. 46”) Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 (“ARB No. 51”), Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As a result of FIN No. 46, the accounts and transactions of the Trust have not been consolidated, even though the Company owns all of the Trust’s outstanding common stock.

      On May 15, 2003, the FASB approved Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments, including mandatorily redeemable preferred securities, were previously classified as equity or as mezzanine debt. On October 29, 2003, the FASB deferred the effective date for certain provisions of SFAS No. 150. The Company adopted this statement with no impact on its financial condition or results of operations.

      On December 16, 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires the subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Company does not expect the requirements of SOP 03-3 to have a material impact on its financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      The Company’s financial performance is impacted by, among other factors, interest rate risk and credit risk. The Company relies on an extensive loan review process to mitigate its credit risk. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Loan Review and Allowance for Loan Losses” herein.

      Management may use derivative contracts to manage its exposure to commitments to originate mortgage loans. All of the derivatives utilized by the Company are for purposes other than trading. The derivatives utilized consist of purchased options on FNMA or FHLMC guaranteed mortgage-backed securities and forward delivery commitments with FNMA and other secondary market investors. These financial instruments are used to reduce the Company’s exposure to the effects of fluctuations in interest rates on the

Company’s lending and secondary marketing activities. The notional amount and fair value of such derivatives was immaterial at December 31, 2003 and 2002.

      Interest rate risk is the change in value due to changes in interest rates. This risk is addressed by the Company’s ALCO, which includes senior management and two independent directors. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company’s balance sheet in part to minimize the potential impact on net portfolio value and net interest income despite changes in interest rates. The Company’s exposure to interest rate risk is reviewed on a monthly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to reduce the exposure to interest rate fluctuations, the Company has implemented strategies to more closely match its balance sheet composition. Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of the Company’s assets minus the market value of its liabilities plus the market value of any off-balance sheet items, if any. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes. The Company measures the impact on market value for an immediate and sustained 200 basis point increase and decrease (“shock”) in interest rates.

      In addition, reference is made to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Liquidity”, which is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

      Reference is made to the financial statements, the reports thereon and the notes thereto commencing at page 51 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

Quarterly Financial Data (Unaudited)

      The following table represents summarized data for each of the quarters in fiscal 2003 and 2002.

	2003				2002

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Interest income	$62,053	$60,976	$58,761	$57,313	$59,650	$61,231	$59,582	$57,952
Interest expense	10,697	11,211	11,585	12,232	14,122	15,490	14,677	15,490

Net interest income	51,356	49,765	47,176	45,081	45,528	45,741	44,905	42,462
Provision for loan losses	3,000	3,000	3,000	3,000	3,000	3,000	3,250	2,500

Net interest income after provision for loan losses	48,356	46,765	44,176	42,081	42,528	42,741	41,655	39,962
Noninterest income	23,156	24,432	20,079	19,253	20,001	16,520	17,675	16,195
Noninterest expense	48,130	51,358	41,163	39,511	39,459	38,144	37,251	36,224

Income before income taxes	23,382	19,839	23,092	21,823	23,070	21,117	22,079	19,933
Provision for income taxes	7,071	6,459	7,129	6,748	7,153	6,555	6,897	6,388

Net income	$16,311	$13,380	$15,963	$15,075	$15,917	$14,562	$15,182	$13,545

Basic earnings per common share	$0.48	$0.39	$0.47	$0.45	$0.47	$0.43	$0.46	$0.41
Diluted earnings per common share	$0.46	$0.38	$0.46	$0.44	$0.46	$0.42	$0.44	$0.40
Dividends per common share	$0.05	$0.05	$—	$—	$—	$—	$—	$—
Weighted average common shares outstanding including common share equivalents	35,095	35,001	34,728	34,640	34,566	34,726	34,412	34,081

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 2003.

Item 9A.     Controls and Procedures

      During 2002, management dedicated extensive time, resources, and capital to the development and implementation of a comprehensive enterprise-wide risk management system (“ERM”). The process placed all activities of the Company into 14 processes with 12 process owners. In the initial assessment, a catalogue of the key risks in the Company were identified for ongoing monitoring. Detailed risk assessments were then conducted to determine the risk profile. Infrastructure supporting the ERM includes a Board Executive and Risk Committee, an internal Risk Management Committee, and centralized Risk Management supervision. An automated application, Enterprise Risk Management System (“ERMS”), has also been developed to facilitate execution of this methodology. The basic ERMS system is updated on a regular basis. Management is in the process of developing measurement criteria and risk performance indicators for the various risk processes.

      The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2003 and concluded that those disclosure controls and procedures are effective.

      There have been no changes in the Company’s internal controls or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

      While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      For information regarding the directors and persons nominated to become directors of the Company, reference is made to the information presented in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (“the 2004 Proxy Statement”). All of such information is incorporated herein by reference.

Item 11.     Executive Compensation

      For information concerning the compensation paid by the Company during the year ended December 31, 2003 to its executive officers, reference is made to the information presented in the 2004 Proxy Statement. Such information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      For information concerning the beneficial ownership of the common stock of the Company by its directors and officers and by certain other beneficial owners, reference is made to the information presented in the 2004 Proxy Statement. Such information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      For information regarding certain business relationships and related transactions involving the Company’s officers and directors, reference is made to the information presented in the 2004 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 14.     Principal Accountant Fees and Services

      For information concerning principal accountant fees and services and audit committee pre-approval policies, reference is made to the information presented in the 2004 Proxy Statement. Such information is incorporated herein by reference.

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) and (d) Financial Statements and Financial Statement Schedules

      The financial statements and financial statement schedule listed on the accompanying Index to Financial Statements and Schedule (see page 49) are filed as part of this Form 10-K.

      (b) Reports On Form 8-K

      Three reports on Form 8-K were filed by the Company during the three months ended December 31, 2003:

(i) A Current Report on Form 8-K dated October 20, 2003 was filed on October 21, 2003; Item 7(c) and Item 12, reporting earnings results for the third quarter of 2003.

(ii) A Current Report on Form 8-K dated October 28, 2003 was filed on October 28, 2003; Item 7(c) and Item 9, regarding presentation of certain data to investors.

EXHIBIT INDEX

      (c) *Exhibits(1)

3.1	—	Articles of Incorporation of the Company, restated as of May 1, 2001 (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-60190)
3.2	—	Bylaws of the Company (Restated as of December 31, 1996)
4.1	—	Specimen Common Stock certificate
†10.1	—	1989 Stock Option Plan, amended and restated as of May 29, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)
†10.2	—	1993 Stock Option Plan, amended and restated as of May 29, 1998 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)
†10.3	—	Form of Stock Option Agreement under 1989 Stock Option Plan and 1993 Stock Option Plan
†10.4	—	1996 Stock Option Plan, as amended January 24, 2000 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
**†10.5	—	Form of Incentive Stock Option Agreement under 1996 Stock Option Plan
**†10.6	—	Form of Non-qualified Stock Option Agreement under 1996 Stock Option Plan
†10.7	—	Form of Stock Option Agreement for Directors under 1996 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 Registration Statement No. 333-16509)
†10.8	—	Form of Change in Control Agreement between the Company and each of Joseph H. Argue III, David C. Farries, and Steve D. Stephens (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)
†10.9	—	Form of Change in Control Agreement between the Company and Dale Andreas, Kenneth Olan, and Walter L. Ward, Jr. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
†10.10	—	Employment Agreement, amended and restated as of February 17, 2001, between the Company and Walter E. Johnson (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
† 10.11	—	Restricted Stock Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 16, 2001 for its 2001 Annual Meeting of Shareholders)
†10.12	—	Form of Restricted Stock Agreement under the Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement No. 333-60190)
†10.13	—	Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement No. 333-74452)
†10.14	—	Form of Deferral Election Form under Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement No. 333-74452)
10.15	—	Purchase and Sale Agreement between TCP Renaissance Partners, L.P. and Southwest Bank of Texas, N.A., dated May 24, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002)
†10.16	—	1996 Stock Option Plan, Amended and Restated as of June 4, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002)
†10.17	—	Change in Control Agreement between the Company and Paul B. Murphy, Jr., Amended and Restated as of June 4, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002)
†10.18	—	Form of Change in Control Agreement [Three Year] between the Company and Scott J. McLean, Terry Kelly, and Randall E. Meyer (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

†10.19	—	Form of Change in Control Agreement [Two Year] between the Company and Paul A. Port (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
**†10.20	—	First Amendment to Change In Control Agreement [Two Year], dated as of June 4, 2002 between the Company and David C. Farries, Joseph H. Argue III, Steve D. Stephens, and Walter L. Ward, Jr.
†10.21	—	Form of Change in Control Agreement between the Company and John Drew and Marilyn Manis-Hassanein (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
**†10.22	—	Employment Agreement between the Company and Charles F. Hall, Jr., dated as of March 10, 2003
**†10.23	—	Form of Change of Control Agreement [One Year] between the Company and Laurence L. Lehman, III
**21.1	—	List of subsidiaries of the Company
**23.1	—	Consent of PricewaterhouseCoopers LLP
**31.1	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	—	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	All Exhibits except for those filed herewith and as otherwise indicated are incorporated herein by reference to the Exhibits bearing the same Exhibit numbers in the Company’s Form S-1 Registration Statement No. 333-16509.

**	Filed herewith.

†	Management contract or compensatory plan or arrangement.

(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreement to the Commission upon request.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST BANCORPORATION OF TEXAS, INC.

By:	/s/ PAUL B. MURPHY, JR.

Paul B. Murphy, Jr.
Chief Executive Officer

Date: February 26, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER E. JOHNSON Walter E. Johnson	Chairman of the Board and Director	February 26, 2004

/s/ PAUL B. MURPHY, JR. Paul B. Murphy, Jr	Director and Chief Executive Officer (Principal Executive Officer)	February 26, 2004

/s/ RANDALL E. MEYER Randall E. Meyer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2004

/s/ SCOTT J. MCLEAN Scott J. McLean	President	February 26, 2004

/s/ LAURENCE L. LEHMAN III Laurence L. Lehman III	Senior Vice President and Controller (Principal Accounting Officer)	February 26, 2004

/s/ CARIN M. BARTH Carin M. Barth	Director	February 26, 2004

/s/ JOHN B. BROCK III John B. Brock III	Director	February 26, 2004

/s/ ERNEST H. COCKRELL Ernest H. Cockrell	Director	February 26, 2004

/s/ J. DAVID HEANEY J. David Heaney	Director	February 26, 2004

/s/ PAUL W. HOBBY Paul W. Hobby	Director	February 26, 2004

Signature	Title	Date

/s/ JOHN W. JOHNSON John W. Johnson	Director	February 26, 2004

/s/ BARRY M. LEWIS Barry M. Lewis	Director	February 26, 2004

/s/ FRED R. LUMMIS Fred R. Lummis	Director	February 26, 2004

/s/ ANDRES PALANDJOGLOU Andres Palandjoglou	Director	February 26, 2004

/s/ ADOLPH A. PFEFFER, JR. Adolph A. Pfeffer, Jr.	Director	February 26, 2004

/s/ WILHELMINA E. ROBERTSON Wilhelmina E. Robertson	Director	February 26, 2004

/s/ THOMAS F. SORIERO, SR. Thomas F. Soriero, Sr.	Director	February 26, 2004

/s/ STANLEY D. STEARNS, JR. Stanley D. Stearns, Jr.	Director	February 26, 2004

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders

Southwest Bancorporation of Texas, Inc.:

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders’ equity, and of cash flows present fairly, in all material respects, the consolidated financial position of Southwest Bancorporation of Texas, Inc. and Subsidiaries (the “Company”) at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

February 25, 2004

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,

	2003	2002

	(Dollars in thousands, except
	per share amounts)
ASSETS
Cash and due from banks	$390,890	$472,257
Federal funds sold and other cash equivalents	94,908	63,107

Total cash and cash equivalents	485,798	535,364
Securities — available for sale	1,549,398	1,201,200
Loans held for sale	96,899	101,389
Loans held for investment	3,491,673	3,117,951
Allowance for loan losses	(43,008)	(36,696)
Premises and equipment, net	117,951	92,227
Accrued interest receivable	21,630	20,160
Goodwill	25,647	2,590
Core deposit intangibles	6,185	—
Other assets	193,563	137,772

Total assets	$5,945,736	$5,171,957

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — noninterest-bearing	$1,513,038	$1,290,323
Demand — interest-bearing	43,452	36,222
Money market accounts	1,709,755	1,618,417
Savings	131,059	97,119
Time, $100 and over	642,590	518,108
Other time	363,345	351,860

Total deposits	4,403,239	3,912,049
Securities sold under repurchase agreements	285,571	275,443
Other borrowings	679,812	515,430
Junior subordinated deferrable interest debentures	51,547	—
Accrued interest payable	1,822	1,654
Other liabilities	24,424	21,858

Total liabilities	5,446,415	4,726,434

Commitments and contingencies
Shareholders’ equity:
Common stock — $1 par value, 150,000,000 shares authorized; 34,229,143 issued and 34,213,899 outstanding at December 31, 2003; 33,856,065 issued and outstanding at December 31, 2002	34,229	33,856
Additional paid-in capital	95,394	87,651
Retained earnings	368,069	310,758
Accumulated other comprehensive income	2,050	13,258
Treasury stock, at cost — 15,244 shares and 0 shares, respectively	(421)	—

Total shareholders’ equity	499,321	445,523

Total liabilities and shareholders’ equity	$5,945,736	$5,171,957

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands,
	except per share amounts)
Interest income:
Loans	$188,525	$180,658	$205,123
Securities:
Taxable	43,959	52,533	50,377
Tax-exempt	5,651	4,426	2,920
Federal funds sold and other	968	798	2,727

Total interest income	239,103	238,415	261,147

Interest expense:
Deposits	36,971	48,962	85,834
Borrowings	8,754	10,817	15,324

Total interest expense	45,725	59,779	101,158

Net interest income	193,378	178,636	159,989
Provision for loan losses	12,000	11,750	7,500

Net interest income after provision for loan losses	181,378	166,886	152,489

Noninterest income:
Service charges on deposit accounts	40,065	33,936	25,676
Investment services	9,712	9,302	7,244
Other fee income	19,409	12,584	13,931
Bank-owned life insurance income	6,009	4,860	4,517
Other operating income	6,351	4,090	3,606
Gain on sale of loans, net	4,150	3,882	3,170
Gain on sale of securities, net	1,224	1,737	14

Total noninterest income	86,920	70,391	58,158

Noninterest expenses:
Salaries and employee benefits	103,746	87,562	78,049
Occupancy expense	29,690	24,066	21,532
Professional services	9,640	8,626	7,530
Losses on deposit accounts	1,771	3,855	1,698
Merger-related expenses	3,000	—	—
Core deposit intangible amortization expense	1,368	—	—
Other operating expenses	30,947	26,929	24,352
Minority interest	—	40	24

Total noninterest expenses	180,162	151,078	133,185

Income before income taxes	88,136	86,199	77,462
Provision for income taxes	27,407	26,993	24,745

Net income	$60,729	$59,206	$52,717

Earnings per common share:
Basic	$1.78	$1.77	$1.60

Diluted	$1.74	$1.72	$1.55

Dividends per common share	$0.10	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Total
			Paid-in	Retained	Income	Treasury	Shareholders’
	Shares	Dollars	Capital	Earnings	(Loss)	Stock	Equity

	(Dollars in thousands, except per share amounts)
BALANCE, DECEMBER 31, 2000	32,705,909	$32,706	$69,735	$198,835	$(3,107)	$(44)	$298,125
Exercise of stock options	219,221	219	3,441				3,660
Deferred compensation amortization			233				233
Issuance of treasury stock for options	(1,032)	(1)	(21)			44	22
Comprehensive income:
Net income for the year ended December 31, 2001				52,717			52,717
Net change in unrealized appreciation (depreciation) on securities available for sale, net of deferred taxes of ($3,879)					6,605		6,605
Reclassification adjustment for losses included in net income, net of deferred taxes of ($204)					372		372

Total comprehensive income							59,694

BALANCE, DECEMBER 31, 2001	32,924,098	32,924	73,388	251,552	3,870	—	361,734
Exercise of stock options	769,703	770	13,572				14,342
Issuance of restricted common stock, net	162,264	162	(162)				—
Deferred compensation amortization			853				853
Comprehensive income:
Net income for the year ended December 31, 2002				59,206			59,206
Net change in unrealized appreciation on securities available for sale, net of deferred taxes of ($6,195)					11,427		11,427
Reclassification adjustment for gains included in net income, net of deferred taxes of $696					(1,264)		(1,264)
Minimum pension liability, net of taxes of $418					(775)		(775)

Total comprehensive income							68,594

BALANCE, DECEMBER 31, 2002	33,856,065	33,856	87,651	310,758	13,258	—	445,523
Exercise of stock options	319,188	319	6,294				6,613
Issuance of restricted common stock, net of shares forfeited into Treasury, and non-employee director stock	53,890	54	(49)			(5)	—
Purchase of treasury stock						(416)	(416)
Deferred compensation amortization			1,498				1,498
Cash dividends paid, $0.10 per share				(3,418)			(3,418)
Comprehensive income:
Net income for the year ended December 31, 2003				60,729			60,729
Net change in unrealized appreciation on securities available for sale, net of deferred taxes of $5,109					(9,484)		(9,484)
Reclassification adjustment for gains included in net income, net of deferred taxes of $849					(1,576)		(1,576)
Minimum pension liability, net of taxes of $80					(148)		(148)

Total comprehensive income							49,521

BALANCE, DECEMBER 31, 2003	34,229,143	$34,229	$95,394	$368,069	$2,050	$(421)	$499,321

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$60,729	$59,206	$52,717
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,000	11,750	7,500
Deferred tax expense (benefit)	(640)	2,758	(463)
Depreciation	11,927	9,201	7,735
Valuation adjustments for mortgage servicing rights, net	(2,371)	2,371	—
Realized gain on securities available for sale, net	(1,224)	(1,737)	(14)
Amortization and accretion of securities’ premiums and discounts, net	11,176	6,058	583
Amortization of mortgage servicing rights	4,806	4,180	3,130
Amortization of computer software	4,927	3,677	2,707
Amortization of core deposit intangibles	1,368	—	—
Other amortization	1,498	853	490
Minority interest in net income of consolidated subsidiary	—	40	24
Gain on sale of loans, net	(4,150)	(3,882)	(3,170)
Gain on sale of subsidiary	—	(1,068)	—
Origination of loans held for sale and mortgage servicing rights	(267,693)	(200,706)	(145,001)
Proceeds from sales of loans	274,137	188,227	144,645
Income tax benefit from exercise of stock options	1,898	6,500	1,812
(Increase) decrease in accrued interest receivable, prepaid expenses and other assets	(10,595)	28,325	(7,160)
Increase (decrease) in accrued interest payable and other liabilities	(4,174)	1,115	(7,871)
Other, net	(8)	(839)	(391)

Net cash provided by operating activities	93,611	116,029	57,273

Cash flows from investing activities:
Proceeds from maturity and call of securities available for sale	71,119	25,370	137,972
Proceeds from sale of securities available for sale	652,529	139,436	80,782
Proceeds from sale of subsidiary, net of cash sold	—	(3,003)	—
Principal paydowns of mortgage-backed securities available for sale	533,194	445,632	182,096
Purchase of securities available for sale	(1,573,915)	(724,668)	(629,515)
Purchase of Federal Reserve Bank stock	(28)	(294)	(762)
Proceeds from redemption of Federal Home Loan Bank stock	6,765	5,699	10,126
Purchase of Federal Home Loan Bank stock	(5,046)	(24,395)	—
Net increase in loans held for investment	(280,191)	(461,126)	(242,520)
Proceeds from sale of premises and equipment	82	1,905	1,324
Purchase of premises and equipment	(32,531)	(46,947)	(18,857)
Purchase of mortgage servicing rights	(281)	(804)	(318)
Purchase of Bank-owned life insurance policies	(30,000)	—	(50,000)
Purchase of Maxim Financial Holdings, Inc. (net of cash acquired of $142,658)	79,618	—	—
Investment in unconsolidated equity investees	(3,053)	(862)	(302)

Net cash used in investing activities	(581,738)	(644,057)	(529,974)

Cash flows from financing activities:
Net increase in noninterest-bearing demand deposits	153,445	309,613	95,456
Net increase (decrease) in time deposits	61,395	(33,882)	5,197
Net increase in other interest-bearing deposits	34,814	231,470	234,110
Net increase (decrease) in securities sold under repurchase agreements	10,128	(82,958)	146,601
Net increase (decrease) in other short-term borrowings	27,242	186,212	(76,050)
Proceeds from long-term borrowings	200,000	100,000	—
Payments on long-term borrowings	(100,391)	(361)	(333)
Issuance of junior subordinated deferrable interest debentures, net of issuance cost	51,047	—	—
Payments of cash dividends	(3,418)	—	—
Net proceeds from exercise of stock options	4,715	7,842	1,870
Purchase of treasury stock	(416)	—	—

Net cash provided by financing activities	438,561	717,936	406,851

Net increase (decrease) in cash and cash equivalents	(49,566)	189,908	(65,850)
Cash and cash equivalents at beginning of period	535,364	345,456	411,306

Cash and cash equivalents at end of period	$485,798	$535,364	$345,456

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation and Nature of Operations

      The consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (the “Company”) and its direct and indirect wholly-owned subsidiaries except for those where it has been determined that the Company is not the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46 (“FIN No. 46”). The consolidated financial statements also include the accounts of First National Bank of Bay City, a 58% owned indirect subsidiary of the Company, through November 1, 2002. On this date, the Company sold its interest in this subsidiary. All material intercompany accounts and transactions have been eliminated.

      Substantially all of the Company’s revenue and income is derived from the operations of Southwest Bank of Texas National Association (the “Bank”) and Mitchell Mortgage Company, LLC (“Mitchell”). The Bank provides a full range of commercial and private banking services to small and middle market businesses and individuals primarily in the Houston metropolitan area. Mitchell originates, sells and services single family residential mortgages, residential and commercial construction loans and commercial mortgages.

      On July 1, 2003, the Company completed its merger with Maxim Financial Holdings, Inc. (“Maxim”), whereby Maxim was merged into the Company. Maxim’s results of operations have been included in the consolidated financial statements since the acquisition date. See “Note 2 — Merger Related Activity” for further discussion of the merger.

Management’s Estimates

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

Cash and Cash Equivalents

      The Company considers federal funds sold, due from bank demand accounts and other highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies investments in money market funds as securities and not as cash equivalents.

      The Company maintains noninterest-bearing cash reserve balances with the Federal Reserve Bank. The average of such cash balances was approximately $14.2 million and $13.0 million for the years ended December 31, 2003 and 2002, respectively.

Securities

      Debt securities which management intends and has the ability to hold to maturity are classified as held to maturity. Securities held to maturity are stated at cost, increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method. The Company had no held to maturity debt securities at December 31, 2003 and 2002.

      Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors, are classified as available for sale and are carried at fair value. Fair values of securities are estimated based on available market quotations. Unrealized holding gains and temporary losses, net of taxes, on available for sale securities are reported as a separate component of other comprehensive income until realized. Premiums and discounts on securities

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available for sale are amortized/accreted as an adjustment to the securities yield based upon the interest method. Gains and losses on the sale of available for sale securities are determined using the specific identification method.

      Trading securities are carried at fair value. Realized and unrealized gains and losses on trading securities are recognized in the consolidated statement of income as they occur. The Company held no trading securities at December 31, 2003 and 2002.

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

Loans

      Loans held for investment are reported at the principal amount outstanding, net of unearned discounts and deferred loan fees, and including unamortized premiums. Interest income is accrued on the unpaid principal balance.

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

      A loan is considered impaired, based on current information and events, if management believes that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. An insignificant delay or insignificant shortfall in the amount of payment does not require a loan to be considered impaired. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price or based on the fair value of the collateral if the loan is collateral-dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is established for the shortfall as a component of the Bank’s allowance for loan loss methodology. All nonaccrual loans are considered impaired at December 31, 2003 and 2002.

      The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

      Loans held for sale are carried at the lower of cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). The carrying amount of loans held for sale is adjusted by gains and losses generated from corresponding hedging transactions entered into to protect loss of value from increases in interest rates. Hedge positions are also used to protect the pipeline of loan applications in process from increases in interest rates. Gains and losses resulting from changes in the market value of the inventory and open hedge positions are netted.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Loan Losses

      The allowance for loan losses is established through a provision for such losses charged against operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes is adequate to reflect the risks inherent in the existing loan portfolio and is based on evaluations of the collectibility and prior loss experience of loans. In making its evaluation, management considers growth in the loan portfolio, the diversification by industry of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the affects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for current and prior periods, the amount of nonperforming loans and related collateral, and the evaluation of its loan portfolio by the loan review function.

      The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Company may ultimately incur losses which vary from management’s current estimates. Adjustments to the allowance for loan losses are reported in the period such adjustments become known or are reasonably estimable.

Loan Fees and Costs

      Nonrefundable loan origination and commitment fees net of certain direct costs associated with originating loans held for investment are deferred and recognized as an adjustment to the related loan yield. Such fees associated with originating loans held for sale are deferred and recognized as a portion of the gain or loss on sale of loans.

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

Investments in Unconsolidated Investees

      Investments in unconsolidated investees are accounted for using the equity method of accounting when the Company has the ability to exercise significant influence, but not control, over the investees. The cost method of accounting is used when the Company has neither the ability to exercise significant influence, nor control, over the investee. Such investments are monitored for impairment as significant events occur.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Servicing

      Mortgage servicing rights represent the right to receive future mortgage servicing fees. The Company recognizes as separate assets the right to service mortgage loans for others, whether the servicing rights are acquired through a separate purchase or through loan origination by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair values. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. The Company periodically evaluates the carrying value of the mortgage servicing rights in relation to the present value of the estimated future net servicing revenue based on management’s best estimate of the amount and timing of expected future cash flows, including assumptions about loan repayment rates, credit loss experience, and costs to service, as well as discount rates that consider the risk involved.

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

      Mortgage loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of mortgage loans serviced for others was approximately $931.0 million, $1.07 billion, and $1.28 billion at December 31, 2003, 2002 and 2001, respectively. The decrease in the balance of mortgage loans serviced for others is due to the high level of refinancing activity experienced during the last two years.

      Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $20.7 million and $30.2 million at December 31, 2003 and 2002, respectively.

Earnings and Dividends per Common Share

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

      Cash dividends per common share represent the historical cash dividends of the Company. Dividends are recorded as a payable on the declaration date.

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

Stock-Based Compensation

      The Company applies the intrinsic value method in accounting for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”). In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) which, if fully adopted by the Company, would change the

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method the Company applies in recognizing the expense of its stock-based compensation plans for awards subsequent to 1994. Adoption of the expense recognition provisions of SFAS No. 123 is optional and the Company decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS No. 123 are required by SFAS No. 123 and are presented below.

      If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period):

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands,
	except per share amounts)
Net income
As reported	$60,729	$59,206	$52,717
Pro forma	$58,312	$57,009	$50,267
Stock-based compensation cost, net of income taxes
As reported	$1,034	$586	$159
Pro forma	$3,451	$2,783	$2,609
Basic earnings per common share
As reported	$1.78	$1.77	$1.60
Pro forma	$1.71	$1.70	$1.53
Diluted earnings per common share
As reported	$1.74	$1.72	$1.55
Pro forma	$1.67	$1.65	$1.48

      The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

Derivative Financial Instruments

      The Company recognizes all derivative financial instruments, such as forward option contracts and commitments to sell mortgage loans, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies and is designated for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the statement of income. For the years ended December 31, 2003, 2002, and 2001, the impact of the Company’s derivative financial instruments was immaterial.

Off-Balance Sheet Financial Instruments

      In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments to sell mortgage loans, commercial letters of credit

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

New Accounting Pronouncements

      On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 (“ARB No. 51”), Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As a result of the adoption of FIN No. 46, the accounts and transactions of SWBT Statutory Trust I (“the Trust”) have not been consolidated, even though the Company owns all of the Trust’s outstanding common stock.

      On May 15, 2003, the FASB approved Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments, including mandatorily redeemable preferred securities, were previously classified as equity or as mezzanine debt. On October 29, 2003, the FASB deferred the effective date for certain provisions of SFAS No. 150. The Company adopted this statement with no impact on its financial condition or results of operations.

      On December 16, 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires the subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Company does not expect the requirements of SOP 03-3 to have a material impact on its financial condition or results of operations.

Segment Information

      In accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company uses the “management approach” for reporting business segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.

      The Company considers its business as two operating segments: the bank and the mortgage company. The Company has disclosed results of operations relating to the two segments in Note 17 to the consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain previously reported amounts have been reclassified to conform to the 2003 financial statement presentation. These reclassifications had no effect on net income or shareholders’ equity.

2.     Merger Related Activity

      On October 27, 2003, the Company and its wholly-owned subsidiary, Southwest Bank of Texas National Association (“the Bank”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reunion Bancshares, Inc., (“Reunion”), the parent of Lone Star Bank in Dallas, whereby Reunion will merge into the Company. The Merger Agreement, which is subject to the approval of Reunion’s shareholders and various regulatory authorities, provides for an all-cash transaction with $43.5 million paid at closing and an additional $6.5 million to be deposited in an escrow account. The release of this account is contingent upon the performance of the loan portfolio and other potential liabilities over a three-year period. The acquisition closed on January 31, 2004, and the purchase price was funded through the proceeds of the trust preferred securities offering discussed in Note 10. Lone Star Bank has five banking center locations in Dallas, $222.8 million in assets, $162.6 million in loans, and $203.2 million in deposits at December 31, 2003. The Dallas/Fort Worth market represents an attractive growth opportunity for the Company.

      On July 1, 2003, the Company completed its merger with Maxim, whereby Maxim merged into the Company. Maxim is the parent company of MaximBank located in Galveston County, Texas. The addition of the eight Maxim locations expands the Company’s branch network to include Galveston County, Texas.

      The merger was an all-cash transaction valued at $63.0 million. The source of the funds for the merger was available cash.

      The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of the merger. The excess of the purchase price over the estimated fair values of the net assets acquired was $23.1 million, which was recorded as goodwill, none of which is expected to be deductible for tax purposes. Goodwill is evaluated annually for possible impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the merger.

July 1, 2003

(Dollars in
thousands)
Cash	$142,658
Securities	59,781
Loans	98,362
Loan premium	6,678
Allowance for loan losses	(1,426)
Goodwill	23,057
Core deposit intangibles	7,553
Other assets	12,125
Deposits	(241,129)
Deposit premium	(407)
Borrowings	(37,531)
Other liabilities	(6,681)

Cash paid	$63,040

Core deposit intangibles (“CDI”) are amortized using an economic life method based on deposit attrition projections derived from nationally-observed patterns within the banking industry. As a result, CDI amortization will decline over time with most of the amortization during the initial years. CDI is being amortized over a weighted average period of eight and one-half years with no residual value.

      The unaudited pro forma combined results, as if Maxim had been included in operations at January 1, 2002, are estimated to be as follows.

	Pro Forma
	Year Ended December 31,

	2003	2002

	(Dollars in thousands,
	except per share
	amounts)
Net interest income after provision for loan losses and noninterest income	$275,927	$250,113
Income before income taxes	93,262	87,448
Net income	64,339	60,328
Earnings per common share, basic	$1.89	$1.80
Earnings per common share, diluted	$1.85	$1.75

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Securities

      The amortized cost and fair value of securities classified as available for sale is as follows:

	December 31, 2003

		Gross Unrealized
	Amortized
	Cost	Gain	Loss	Fair Value

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$250,359	$841	$(102)	$251,098
Mortgage-backed securities	1,101,988	7,078	(8,320)	1,100,746
Municipal securities	152,927	5,905	(754)	158,078
Federal Reserve Bank stock	4,459	—	—	4,459
Federal Home Loan Bank stock	25,469	—	—	25,469
Other securities	9,455	93		9,548

Total securities available for sale	$1,544,657	$13,917	$(9,176)	$1,549,398

	December 31, 2002

		Gross Unrealized
	Amortized
	Cost	Gain	Loss	Fair Value

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$142,032	$1,323	$—	$143,355
Mortgage-backed securities	869,872	18,077	(1,194)	886,755
Municipal securities	105,143	3,634	(190)	108,587
Federal Reserve Bank stock	4,431	—	—	4,431
Federal Home Loan Bank stock	27,188	—	—	27,188
Other securities	30,777	107	—	30,884

Total securities available for sale	$1,179,443	$23,141	$(1,384)	$1,201,200

      Management believes that based upon the credit quality of the debt securities, none of the unrealized loss on securities is considered other-than-temporary at December 31, 2003. No securities have been in a continuous unrealized loss position for twelve months or more.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The scheduled maturities of securities classified as available for sale is as follows:

	December 31, 2003		December 31, 2002

	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

	(Dollars in thousands)
Available for sale:
Within one year	$24,833	$25,056	$12,057	$12,566
After one year through five years	231,279	232,022	130,977	132,086
After five years through ten years	19,248	19,962	20,857	21,417
Over ten years	127,926	132,136	83,284	85,873

	403,286	409,176	247,175	251,942
Mortgage-backed securities	1,101,988	1,100,746	869,872	886,755
Federal Reserve Bank stock	4,459	4,459	4,431	4,431
Federal Home Loan Bank stock	25,469	25,469	27,188	27,188
Other securities	9,455	9,548	30,777	30,884

Total securities available for sale	$1,544,657	$1,549,398	$1,179,443	$1,201,200

      Securities with a carrying value of $921.6 million and $700.7 million at December 31, 2003 and 2002, respectively, have been pledged to collateralize repurchase agreements, public deposits, and other items.

      Gross gains of $2.2 million, $2.3 million, and $602,000 and gross losses of $961,000, $562,000, and $588,000 were recognized on sales of investment securities for the years ended December 31, 2003, 2002, and 2001, respectively. The tax expense applicable to these net realized gains and losses was $429,000, $608,000, and $5,000, respectively.

4.     Loans

      A summary of loans outstanding classified by purpose follows:

	December 31,

	2003	2002

	(Dollars in thousands)
Commercial and industrial	$1,451,760	$1,299,737
Real estate:
Construction and land development	709,914	752,451
1-4 family residential	562,954	447,581
Other	575,155	487,999
Consumer	193,554	138,128
Less:
Unearned income and fees, net of related costs	(1,664)	(7,945)
Allowance for loan losses	(43,008)	(36,696)

Loans held for investment, net	3,448,665	3,081,255
Loans held for sale	96,899	101,389

Total loans, net	$3,545,564	$3,182,644

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      An analysis of the allowance for loan losses, which includes activity related to allowances on impaired loans calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5, is as follows:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Allowance for loan losses, beginning balance	$36,696	$31,390	$28,150
Provision charged against operations	12,000	11,750	7,500
Charge-offs	(8,265)	(7,092)	(5,030)
Recoveries	1,151	736	770
Allowance acquired through Maxim merger	1,426	—	—
Adjustment for sale of subsidiary	—	(88)	—

Allowance for loan losses, ending balance	$43,008	$36,696	$31,390

      The following is a summary of loans considered to be impaired:

	December 31,

	2003	2002

	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$12,568	$14,508
Impaired loans with a SFAS No. 114 valuation reserve	4,240	8,538

Total recorded investment in impaired loans	$16,808	$23,046

Valuation allowance related to impaired loans	$2,768	$3,646

      The average recorded investment in impaired loans during 2003, 2002, and 2001 was $19.9 million, $22.1 million, and $15.5 million, respectively. Interest income on impaired loans of $296,000, $456,000, and $425,000 was recognized for cash payments received in 2003, 2002 and 2001, respectively. The decrease in the valuation allowance related to impaired loans is the result of a change in the composition of these loans and charge-offs recorded in 2003.

      The Company has loans, deposits, and other transactions with its principal shareholders, officers, directors and organizations with which such persons are associated which were made in the ordinary course of business. The aggregate amount of term loans to such related parties was $59.2 million and $46.6 million at December 31, 2003 and 2002, respectively. Following is an analysis of activity with respect to these amounts:

	December 31,

	2003	2002

	(Dollars in thousands)
Balance, beginning of year	$46,562	$11,838
New loans	37,199	36,418
Repayments	(24,554)	(1,694)

Balance, end of year	$59,207	$46,562

Revolving lines of credit to related parties	$78,292	$73,389
Amount outstanding under revolving lines of credit	43,209	39,979

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Premises and Equipment

      Premises and equipment consist of the following:

	December 31,

	2003	2002

	(Dollars in thousands)
Land	$20,035	$14,499
Premises and leasehold improvements	87,689	72,066
Furniture and equipment	91,842	71,631

	199,566	158,196
Less accumulated depreciation and amortization	(81,615)	(65,969)

	$117,951	$92,227

6.	Goodwill and Core Deposit Intangibles

      Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the twelve months ended December 31, 2003 were as follows:

		Core Deposit
	Goodwill	Intangibles

	(Dollars in thousands)
Balance, December 31, 2002	$2,590	$—
Acquisition of Maxim Bank	23,057	7,553
Amortization	—	(1,368)

Balance, December 31, 2003	$25,647	$6,185

      The following table shows the current period and estimated future amortization expense for core deposit intangibles.

Core Deposit
Intangibles

(Dollars in thousands)
Twelve months ended December 31, 2003	$1,368
Estimate for year ended December 31,
2004	$2,109
2005	1,272
2006	787
2007	576
2008	470
Thereafter	971

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Other Assets

      Other assets consist of the following:

	December 31,

	2003	2002

	(Dollars in thousands)
Other real estate and foreclosed property	$4,248	$760
Deferred income taxes	2,561	1,792
Banker’s acceptances	2,422	572
Investment in unconsolidated investees	11,915	7,345
Cash value of Bank-owned life insurance	121,665	87,511
Factored receivables	31,958	23,034
Mortgage servicing rights, net	8,299	8,257
Other	10,495	8,501

	$193,563	$137,772

      Investments in unconsolidated investees represent equity investments in the Trust and enterprises that primarily make investments in middle market businesses in the form of debt and equity capital. Unfunded commitments to unconsolidated investees were approximately $3.8 million at December 31, 2003. The Company has no other guarantees of investee activity.

8.     Mortgage Servicing Rights

      The Company originates residential and commercial mortgage loans both for its own portfolio and to sell to investors with servicing rights retained through its ownership of Mitchell. Mitchell also purchases mortgage servicing rights.

      Mortgage servicing assets are periodically evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and original loan term (primarily 15 and 30 years). Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage-servicing rights relative to their book value. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. Any provision and subsequent recovery would be recorded as a component of other fee income in the consolidated statement of income.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the changes in capitalized mortgage servicing rights for the periods indicated:

	Year Ended December 31,

	2003	2002

	(Dollars in thousands)
Mortgage servicing rights:
Balance, beginning of period	$10,628	$12,008
Originations	2,196	1,996
Purchases	281	804
Scheduled amortization	(754)	(1,176)
Payoff amortization	(4,052)	(3,004)

Balance, end of period	8,299	10,628

Valuation allowance:
Balance, beginning of period	2,371	—
Provision	234	2,700
Recovery	(2,605)	(329)

Balance, end of period	—	2,371

Mortgage servicing rights, net	$8,299	$8,257

      The fair value of these servicing rights was approximately $10.9 million and $9.8 million at December 31, 2003 and 2002, respectively. The fair value of servicing rights was determined using discount rates ranging from 9.5% to 20.5% and prepayment speeds ranging from 156.6% to 1,257.1% of standard Public Securities Association prepayment speeds, depending upon the stratification of the specific mortgage servicing right. A decrease in mortgage interest rates of 25 basis points and 50 basis points would result in an estimated fair value of capitalized mortgage servicing rights of $10.0 million and $9.3 million, respectively, as of December 31, 2003.

      The managed servicing portfolio totaled $931.0 million at December 31, 2003 and $1.07 billion at December 31, 2002. Capitalized mortgage servicing rights represent 89 basis points and 77 basis points of the portfolio serviced at December 31, 2003 and 2002, respectively.

      To the extent that capitalized mortgage servicing rights exceed fair value, a valuation allowance is recorded. During the third quarter of 2003, the Company recognized a non-cash, pretax, recovery of the carrying value of the mortgage servicing asset of $2.6 million in accordance with the quarterly revaluation of the capitalized mortgage servicing costs. With this recovery, the Company’s valuation allowance originally recorded in the third quarter of 2002 has been fully recovered.

      The provision for capitalized mortgage servicing rights in excess of fair value and subsequent recovery are included in other fee income in the consolidated statement of income for the years ended December 31, 2003 and 2002. No such provision was recognized in 2001.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Deposits

      At December 31, 2003, scheduled maturities of time deposits are summarized as follows:

December 31,
2003

(Dollars in thousands)
2004	$781,515
2005	150,073
2006	24,927
2007	37,077
2008	12,297
Thereafter	46

$1,005,935

      At December 31, 2003 and 2002, the aggregate amount of deposits from related parties was $85.5 million and $111.9 million, respectively.

      Brokered deposits were $156.4 million and $149.4 million at December 31, 2003 and 2002, respectively. The Bank’s brokered deposits are attributable to a major treasury management relationship whereby the Bank provides banking and treasury management services to mortgage companies throughout the United States. Under this relationship, a referring source, whose business is to lend money to mortgage companies, introduces its customers to the Bank. Deposits garnered as a result of those introductions are classified as brokered deposits for financial and regulatory reporting purposes.

10.	Junior Subordinated Deferrable Interest Debentures

      In October 2003, the Company formed the Trust to issue trust preferred securities. On October 7, 2003, the Trust issued in a private placement $50.0 million in trust preferred securities in the form of its floating rate Capital Securities and issued to the Company $1.5 million of trust common securities. The Trust used the proceeds to purchase $51.5 million of the Company’s floating rate junior subordinated deferrable interest debentures due December 17, 2033 (“the Debentures”). The interest rate on the Debentures was 4% at December 31, 2003. The Debentures are the sole assets of the Trust and are subordinate to all of the Company’s existing and future obligations for borrowed or purchased money, obligations under letters of credit and certain derivative contracts, and any guarantees by the Company of any of such obligations. The $51.0 million in proceeds, net of issuance costs, from this offering were used to fund the cash purchase price for Reunion. See “Note 2 — Merger Related Activity” for further discussion of the merger.

      The trust preferred securities issued by the Trust are included in the Tier 1 capital of the Company for regulatory capital purposes. The Federal Reserve may in the future disallow inclusion of trust preferred securities as Tier 1 capital due to the requirements of FIN No. 46. On July 2, 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in the calculation of Tier 1 capital for regulatory capital purposes until further notice. The Federal Reserve Board has indicated that it intends to review the regulatory implications of the changes in accounting treatment of subsidiary trusts that issue trust preferred securities. There can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier 1 capital for regulatory purposes. As of December 31, 2003, if the Company were not permitted to include the $50.0 million in trust preferred securities in its Tier 1 capital, the Company would still meet the regulatory minimums required to be adequately capitalized.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s obligations under the Debentures, the related indenture, the trust agreement relating to the trust securities, and the guarantee constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the trust preferred securities.

      The Debentures are subject to redemption at the option of the Company, subject to prior regulatory approval, in whole or in part on or after December 17, 2008, or in full within 90 days after the occurrence of certain events that either would have a negative tax effect on the Trust or the Company, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in the Trust being treated as an investment company. Upon repayment of the Debentures at their stated maturity or following their earlier redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities.

11.     Securities Sold under Repurchase Agreements and Other Borrowings

      Securities sold under repurchase agreements and short-term borrowings generally represent borrowings with maturities ranging from one to thirty days. The Company’s long-term borrowings generally consist of borrowings with the Federal Home Loan Bank (“FHLB”) with original maturities of one year. Short-term borrowings consist of federal funds purchased and overnight borrowings with the FHLB. Information relating to these borrowings is summarized as follows:

	December 31,

	2003	2002

	(Dollars in thousands)
Securities sold under repurchase agreements:
Average	$261,320	$271,304
Period-end	285,571	275,443
Maximum month-end balance during period	303,764	323,815
Interest rate:
Weighted average for the period	0.88%	1.45%
Weighted average at period-end	0.72%	1.15%
Short-term borrowings:
Average	$276,193	$326,675
Period-end	473,154	408,381
Maximum month-end balance during period	473,154	501,736
Interest rate:
Weighted average for the period	1.11%	1.74%
Weighted average at period-end	0.98%	1.26%
Long-term borrowings:
Average	$172,744	$42,162
Period-end	206,658	107,049
Maximum month-end balance during period	306,824	107,172
Interest rate:
Weighted average for the period	1.68%	2.83%
Weighted average at period-end	1.30%	2.28%

      Securities sold under repurchase agreements generally include U.S. Government and agency securities and are maintained in safekeeping by correspondent banks. The Company enters into these repurchase agreements as a service to its customers.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Subject to certain limitations, the Bank may borrow funds from the FHLB in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition. Borrowings from the FHLB by the Bank were approximately $203.3 million and $353.3 million at December 31, 2003 and 2002, respectively, and are included as a component of other borrowings in the accompanying consolidated balance sheet. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. This minimum is 5.00% of outstanding FHLB advances. Unused borrowing capacity at December 31, 2003 was approximately $496.0 million.

      At December 31, 2003, the contractual maturities of long-term borrowings are as follows:

December 31,
2003

(Dollars in
thousands)
2004	$200,421
2005	457
2006	494
2007	534
2008	988
Thereafter	3,764

$206,658

12.     Income Taxes

      The income tax provision (benefit) for the years ended December 31, 2003, 2002 and 2001 is composed of the following:

	2003	2002	2001

	(Dollars in thousands)
Current	$28,047	$24,235	$25,208
Deferred	(640)	2,758	(463)

Total	$27,407	$26,993	$24,745

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects are as follows:

	December 31, 2003		December 31, 2002

	Temporary	Tax	Temporary	Tax
	Differences	Effect	Differences	Effect

	(Dollars in thousands)
Future deductible differences:
Allowance for loan losses	$31,264	$10,942	$25,346	$8,871
Mortgage servicing rights	3,558	1,245	2,208	773
Bank premises	—	—	2,380	833
Unfunded pension liability	1,420	497	1,193	418
Other	961	336	1,133	397

Deferred income tax asset	$37,203	13,020	$32,260	11,292

Future taxable differences:
Unrealized gain on securities available for sale	$4,741	1,763	$21,757	7,725
Market discount on securities	1,626	569	2,349	822
Federal Home Loan Bank stock dividends	2,304	806	2,722	953
Bank premises	8,792	3,077	—	—
Core deposit intangibles and loan premiums	12,126	4,244	—	—

Deferred income tax liability	$29,589	10,459	$26,828	9,500

Net deferred tax asset		$2,561		$1,792

      The reconciliation between the Company’s effective income tax rate and the statutory federal income tax rate is as follows:

	Year Ended December 31,

	2003	2002	2001

Statutory federal income tax rate	35.00%	35.00%	35.00%
Tax-exempt income from Bank-owned life insurance	(2.38)	(1.90)	(2.02)
Tax-exempt interest income	(2.59)	(1.95)	(1.49)
Other	1.07	0.16	0.45

Effective income tax rate	31.10%	31.31%	31.94%

13.     Employee Benefits

Stock-Based Compensation Plan

      The Company sponsors, and currently grants awards under, the Southwest Bancorporation of Texas, Inc. 1996 Stock Option Plan (“the Stock Option Plan”), which is a stock-based compensation plan as described below. The Company has also sponsored similar stock-based compensation plans in prior years.

The Stock Option Plan

      Under the 1996 Stock Option Plan, the Company is authorized to issue up to 4,500,000 shares of common stock pursuant to “Awards” granted in the form of incentive stock options which qualify under

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), nonqualified stock options which do not qualify under Section 422 of the Code, and stock appreciation rights. Awards may be granted to selected employees and directors of the Company or any subsidiary. The Stock Option Plan provides that the exercise price of any qualified incentive stock option may not be less than the fair market value of the common stock on the date of grant, and that the exercise price of any nonqualified stock option may be equal to, greater than or less than the fair market value of the common stock on the date of grant.

      The Company granted 618,600, 638,000 and 386,725 stock options in 2003, 2002 and 2001, respectively. These stock options were granted with an exercise price as determined in each individual grant agreement. The majority of the options granted vest over a five year period commencing on the date of grant (i.e., 60% vest on the third anniversary of the date of grant and 20% vest on each of the next two anniversaries of the date of grant) with the remaining options vesting over a period not to exceed five years.

      In accordance with APB 25, compensation expense is recognized for discounted stock options granted and for performance-based stock options granted (but not for the stock options having exercise prices equal to the fair market value on the date of grant). The Company has recognized $0, $19,000 and $33,000 of compensation expense in connection with these grants in 2003, 2002 and 2001, respectively.

      A summary of the status of the Company’s stock options as of December 31, 2003, 2002, and 2001 and the change during the years is as follows:

	2003		2002		2001

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at beginning of the year	2,573,096	$20.01	2,735,933	$14.72	2,630,613	$12.06
Granted at-the-money	618,600	31.04	638,000	31.20	386,725	30.40
Exercised	(319,188)	14.68	(769,703)	10.31	(219,221)	9.00
Forfeited	(78,455)	32.29	(31,134)	22.35	(62,184)	19.62

Outstanding at end of year	2,794,053	$22.72	2,573,096	$20.00	2,735,933	$14.72

Exercisable at end of year	1,277,675	$15.06	1,200,105	$12.42	1,619,187	$10.06

      The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model with the following weighted-average assumptions for grants in 2003, 2002 and 2001: dividend yield of 0.65%, 0.00%, and 0.00%, respectively; risk-free interest rates of 2.45%, 4.33% and 5.92%, respectively; the expected lives of options of 5 years; and a volatility of 32.64%, 29.76% and 29.26%, respectively. The weighted average fair value of options granted during the year is as follows:

	2003	2002	2001

Weighted-average fair value of options granted at-the-money	$9.52	$10.68	$11.24
Weighted-average fair value of all options granted during the year	$9.52	$10.68	$11.24

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.20 to $5.20	193,800	*	$3.03	193,800	$3.03
$5.35 to $11.16	343,159	3.0	8.61	343,159	8.61
$11.72 to $15.25	100,520	5.0	12.67	74,420	12.72
$15.38 to $20.19	639,356	5.5	18.03	454,573	17.72
$20.20 to $36.63	1,386,458	8.6	30.29	157,283	28.63
$36.63 to $41.91	130,760	7.8	39.26	54,440	40.26

$0.20 to $41.91	2,794,053	*	$22.72	1,277,675	$15.06

*	All options, with an exercise price between $0.20 to $5.20, are exercisable while the employee remains an employee at the Company and cease to be exercisable three months after termination of employment.

  The Restricted Stock Plan

      Under the Restricted Stock Plan implemented in 2001, the Company is authorized to issue up to 300,000 shares of common stock pursuant to “Awards” granted thereunder. The shares of common stock are issued to the participant at the time the Award is made or at some later date, and the shares are subject to certain restrictions against disposition and certain obligations to forfeit such shares to the Company under certain circumstances.

      The Company granted Awards covering 53,500, 118,000, and 47,355 shares of common stock at a weighted-average fair value of $30.52, $32.29, and $31.75 in 2003, 2002, and 2001, respectively. The shares covered by these Awards generally vest over a five year period commencing on the date of grant; provided, however, that 100% of the shares may vest earlier if certain performance standards have been met by the Company.

      In accordance with APB 25, compensation expense is recognized for the performance-based Awards granted under the Restricted Stock Plan. The Company has recognized $1.5 million, $834,000, and $200,000 of compensation expense in connection with the above Awards in 2003, 2002, and 2001, respectively.

      A summary of the status of the Company’s restricted stock awards as of December 31, 2003, 2002, and 2001 and the change during the years is as follows:

	2003	2002	2001

	Number	Number	Number
	of Shares	of Shares	of Shares

Outstanding at beginning of the year	162,264	47,335	—
Awards granted	53,500	118,000	47,335
Awards vested	(64,345)	—	—
Awards cancelled	(4,514)	(3,071)	—

Outstanding at end of year	146,905	162,264	47,335

Shares available for award at end of year	88,750	137,736	252,665

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Non-Employee Directors Deferred Fee Plan

      On November 28, 2001, the Directors of the Company approved and adopted a Non-Employee Directors Deferred Fee Plan, pursuant to which each Director of the Company and each Director of the Bank may elect to defer receipt of all or one-half of his compensation for serving as a director, committee member or committee chairman for a period of time selected by the Director that terminates no later than the date he ceases to be a Board member. The deferred amounts credited to his account during each calendar quarter are deemed to be invested in a number of shares of the Company’s common stock determined by dividing the amount of the Director’s compensation deferred for that quarter by the closing sale price of the common stock reported by NASDAQ on the last trading day of the quarter and multiplying that result by 1.25 (rounding up to the nearest whole share). Payment from the Director’s account will commence as soon as reasonably practicable after the earlier of the director’s termination as a member of the Company’s or Bank’s Board of Directors or the date specified by the director when he elects to make the deferral. The payment from each account will be either lump sum or up to five installments of the Company’s common stock. A total of 25,000 shares of Company common stock have been reserved for issuance under the Non-Employee Directors Deferred Fee Plan. The Company has credited 25,000 phantom stock units to Director accounts under this plan.

Benefit Plans

      The Company has adopted a contributory profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees (“the 401(k) Plan”). Each year the Company determines, at its discretion, the amount of matching contributions. The Company presently matches 100% of the employee contributions not to exceed 5% of the employee’s annual compensation. Total plan expense charged to the Company’s operations for the years ended December 31, 2003, 2002, and 2001 was $3.0 million, $2.5 million and $2.2 million, respectively.

      The 401(k) Plan provides that the Company may contribute shares of common stock of the Company (valued at the fair market value on the date of contribution) instead of cash. No shares were issued to the 401(k) Plan in 2003, 2002, and 2001.

      Prior to December 31, 2000, Citizens Bankers, Inc. (“Citizens”) had a defined benefit pension plan covering substantially all of their employees. The benefits under the plan were based on years of service and the employee’s final average monthly compensation. Effective December 31, 2000, the Company curtailed the defined benefit pension plan. Pursuant to the curtailment, no further benefits will be accrued under the plan from and after December 31, 2000 and no individual who is not currently a participant in the plan shall be eligible to become a participant in the plan. Each participant who was an employee at December 31, 2000 became 100% vested in his or her accrued benefit on December 31, 2000. The total pension benefit obligation under the plan is immaterial to the consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Earnings Per Common Share

      Earnings per common share is computed as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands,
	except per share amounts)
Net income	$60,729	$59,206	$52,717

Divided by average common shares and common share equivalents:
Average common shares outstanding	34,044	33,476	32,855
Average common shares issuable under the stock option plan	814	970	1,221

Total average common shares and common share equivalents	34,858	34,446	34,076

Basic earnings per common share	$1.78	$1.77	$1.60

Diluted earnings per common share	$1.74	$1.72	$1.55

      Stock options outstanding of 144,165, 148,734, and 94,759 for the years ended December 2003, 2002, and 2001, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.

15.     Commitments and Contingencies

Litigation

      The Company is involved in various litigation that arises in the normal course of business. In the opinion of management, after consultation with its legal counsel, such litigation is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Leases

      At December 31, 2003 the Company has certain noncancelable operating leases which cover the company’s premises with approximate future minimum annual rental payments as follows:

Year Ended
December 31,

(Dollars in
thousands)
2004	$5,166
2005	5,068
2006	4,348
2007	526
2008	263
Thereafter	5,416

$20,787

      The Company leases a portion of the available space in owned buildings that is not utilized. Lease rental income for years ended December 31, 2003, 2002, and 2001 was $1.9 million, $1.5 million, and $737,000, respectively. Rent expense for the years ended December 31, 2003, 2002 and 2001 was $5.0 million,

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5.4 million, and $6.5 million, respectively. Lease rental income and rent expense are included in other operating income and other operating expenses, respectively, on the Consolidated Statement of Income.

      At December 31, 2003, future minimum lease payments to be received from long-term leases are as follows:

Year Ended
December 31,

(Dollars in
thousands)
2004	$1,945
2005	1,786
2006	1,581
2007	1,066
2008	415
Thereafter	871

$7,664

16.     Regulatory Capital Compliance

      The Company and the Bank are subject to regulatory risk-based capital requirements that assign risk factors to all assets, including off-balance sheet items such as loan commitments and standby letters of credit. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Capital is separated into two categories, Tier 1 and Tier 2, which combine for total capital. At December 31, 2003, the Company’s and Bank’s Tier 1 capital consists of their respective shareholders’ equity adjusted for trust preferred securities, goodwill, and various other intangibles and Tier 2 consists of the allowance for loan losses subject to certain limitations. The guidelines require total capital of 8% of risk-weighted assets.

      In conjunction with risk-based capital guidelines, the regulators have issued capital leverage guidelines. The Tier 1 leverage ratio consists of Tier 1 capital as a percent of average assets. The minimum Tier 1 leverage ratio for all banks is 3%, with a higher minimum ratio dependent upon the condition of the individual bank. The 3% minimum was established to make certain that all banks have a minimum capital level to support their assets, regardless of risk profile.

      As of December 31, 2003, the most recent notification from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the category.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table compares the Company’s and the Bank’s reported leverage and risk-weighted capital ratios as of December 31, 2003 and 2002 to the minimum regulatory standards:

					Minimum to Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

	(Dollars in thousands)
As of December 31, 2003
Total Capital (to Risk Weighted Assets):
The Company	$558,858	11.90%	$375,630	8.00%	$	N/A	N/A	%
The Bank	504,960	10.77	375,132	8.00		468,915	10.00
Tier I Capital (to Risk Weighted Assets):
The Company	515,850	10.99	187,815	4.00		N/A	N/A
The Bank	461,438	9.84	187,566	4.00		375,132	8.00
Tier I Capital (to Average Assets):
The Company	515,850	9.15	169,086	3.00		N/A	N/A
The Bank	461,438	8.20	168,917	3.00		281,529	5.00
As of December 31, 2002
Total Capital (to Risk Weighted Assets):
The Company	465,545	11.68	318,794	8.00		N/A	N/A
The Bank	450,853	11.33	318,418	8.00		398,023	10.00
Tier I Capital (to Risk Weighted Assets):
The Company	428,849	10.76	159,397	4.00		N/A	N/A
The Bank	413,643	10.39	159,209	4.00		318,418	8.00
Tier I Capital (to Average Assets):
The Company	428,849	9.43	136,389	3.00		N/A	N/A
The Bank	413,643	8.59	144,524	3.00		240,873	5.00

      The Company and the Bank are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

17.     Segment Information

      The Company has two operating segments: the bank and the mortgage company. Each segment is managed separately because each business requires different marketing strategies and each offers different products and services.

      The Company evaluates each segment’s performance based on the revenue and expense from its operations. Intersegment financing arrangements are accounted for at current market rates as if they were with third parties.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information by operating segment for the years ended December 31, 2003, 2002 and 2001 follows:

	Year Ended December 31,

	2003				2002

	Bank	Mortgage	Eliminations	Consolidated	Bank	Mortgage	Eliminations	Consolidated

	(Dollars in thousands)
Interest income	$229,081	$15,571	$(5,549)	$239,103	$228,795	$15,821	$(6,201)	$238,415
Interest expense	45,725	5,549	(5,549)	45,725	59,779	6,201	(6,201)	59,779

Net interest income	183,356	10,022	—	193,378	169,016	9,620	—	178,636
Provision for loan losses	11,185	815	—	12,000	11,422	328	—	11,750
Noninterest income	76,955	9,965	—	86,920	66,209	4,182	—	70,391
Noninterest expense	168,539	11,623	—	180,162	141,520	9,558	—	151,078

Income before income taxes	$80,587	$7,549	$—	$88,136	$82,283	$3,916	$—	$86,199

Total assets	$5,916,434	$287,656	$(258,354)	$5,945,736	$5,146,959	$288,952	$(263,954)	$5,171,957

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31,

	2001

	Bank	Mortgage	Eliminations	Consolidated

	(Dollars in thousands)
Interest income	$251,547	$19,499	$(9,899)	$261,147
Interest expense	101,158	9,899	(9,899)	101,158

Net interest income	150,389	9,600	—	159,989
Provision for loan losses	7,169	331	—	7,500
Noninterest income	50,935	7,223	—	58,158
Noninterest expense	124,427	8,758	—	133,185

Income before income taxes	$69,728	$7,734	$—	$77,462

Total assets	$4,380,659	$263,526	$(243,029)	$4,401,156

      Intersegment interest was paid to the Bank by the mortgage company in the amount of $5.5 million, $6.2 million, and $9.9 million for the years ended December 31, 2003, 2002, and 2001, respectively. Advances from the Bank to the mortgage company of $258.4 million, $264.0 million, and $243.0 million were eliminated in consolidation at December 31, 2003, 2002, and 2001, respectively.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

      In the normal course of business, the Company becomes a party to various financial transactions that generally do not involve funding. These transactions involve various risks, including market and credit risk. Since these transactions generally are not funded, they do not necessarily represent future liquidity requirements. They are referred to as financial instruments with off-balance sheet risk and are not reflected on the balance sheet. The Company offers these financial instruments to enable its customers to meet their financing objectives and to manage their interest rate risk. Supplying these instruments provides the Company with an ongoing source of fee income. These financial instruments include loan commitments, letters of credit, commitments to sell mortgage loans to permanent investors and financial guarantees on GNMA mortgage-backed securities administered. The Company has commitments to make additional equity investments in enterprises that primarily make investments in middle market businesses in the form of debt and equity capital. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the financial statements.

      The approximate contractual amounts of financial instruments with off-balance sheet risk are as follows:

	December 31,	December 31,
	2003	2002
	Contract	Contract
	Amount	Amount

	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$2,135,973	$1,644,722
Standby letters of credit	227,041	166,822
Commercial letters of credit	9,528	7,261
Unfunded commitments to unconsolidated investees	3,753	5,726
Commitments to sell mortgage loans	10,577	46,202
Guarantees on GNMA securities administered	86,045	82,482

      The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan commitments and letters of credit is limited to the contractual amount of those instruments. The Company uses the same credit policies in evaluating loan commitments and letters of credit as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments by the Company to guarantee the performance of a customer to a third party. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment, and real property.

      The contract amounts for commitments to sell mortgage loans to permanent investors represent an agreement to sell mortgages currently in the process of funding and commitment terms are generally less than 90 days. The balance at any given date represents recent activity at the mortgage company. The contract amount does not represent exposure to credit loss.

      The Company administers GNMA mortgage-backed securities on which it guarantees payment of monthly principal and interest to the security holders. The underlying loans are guaranteed by FHA and VA mortgage insurance and are collateralized by real estate. In the event of mortgagor default, the Company may only incur losses of costs that may exceed reimbursement limitations established by FHA or VA. The

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company believes its exposure is immaterial, and the contract amount does not represent the Company’s exposure to credit loss.

      The Company originates real estate, commercial, construction and consumer loans primarily to customers in the eight county area in and around Houston. Although the Company has a diversified loan portfolio, a substantial portion of its customers’ ability to honor their contracts is dependent upon the local Houston economy and the real estate market.

      The Company maintains funds on deposit at correspondent banks which at times exceed the federally insured limits. Management of the Company monitors the balance in these accounts and periodically assesses the financial condition of correspondent banks.

19.     Fair Values of Financial Instruments

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

      The estimated fair values disclosed do not reflect the value of assets and liabilities that are not considered financial instruments. In addition, the value of long-term relationships with depositors (core deposit intangibles) and other customers is only reflected for deposits acquired through mergers accounted for as a purchase. The value of these unrecorded items is believed to be significant.

      Because of the wide range of valuation techniques and the numerous estimates which must be made, it may be difficult to make reasonable comparisons of the Company’s fair value information to that of other financial institutions. It is important that the many uncertainties discussed above be considered when using the estimated fair value disclosures and to realize that because of these uncertainties, the aggregate fair value amount should in no way be construed as representative of the underlying value of the Company.

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

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Off-Balance-Sheet Instruments: The fair values of the Company’s lending commitments, letters of credit, commitments to sell loans and guarantees are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of the Company’s option contracts are based on the estimated amounts the Company would receive from terminating the contracts at the reporting date.

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

      Borrowings: The fair value of federal funds purchased, securities sold under repurchase agreements, junior subordinated deferrable interest debentures, and other borrowings are estimated using discounted cash flow analysis using interest rates currently offered for borrowings with similar maturities.

      The following table summarizes the carrying values and estimated fair values of financial instruments (all of which are held for purposes other than trading):

	December 31, 2003		December 31, 2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Dollars in thousands)
ASSETS
Cash and due from banks	$390,890	$390,890	$472,257	$472,257
Federal funds sold and other cash equivalents	94,908	94,908	63,107	63,107
Securities available for sale	1,549,398	1,549,398	1,201,200	1,201,200
Loans held for sale	96,899	96,899	101,389	102,350
Loans held for investment, net of allowance	3,448,665	3,427,411	3,081,255	3,073,425
Accrued interest receivable	21,630	21,630	20,160	20,160
LIABILITIES
Deposits	$4,403,239	$4,092,790	$3,912,049	$3,756,819
Securities sold under repurchase agreements	285,571	285,460	275,443	275,362
Borrowings	731,359	732,099	515,430	516,661
Accrued interest payable	1,822	1,822	1,654	1,654

      The fair value of the Company’s derivatives and off-balance sheet instruments was immaterial at December 31, 2003 and 2002.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.     Supplemental Cash Flow Information

      Supplemental cash flow information for the years ended December 31, 2003, 2002, and 2001 is as follows:

	December 31,

	2003	2002	2001

	(Dollars in thousands)
Cash paid for interest	$45,557	$60,687	$104,101
Cash paid for income taxes	30,850	13,050	18,600
Non-cash investing and financing activities:
Loans transferred to foreclosed real estate	4,393	1,115	1,550
Investment securities transferred to loans	—	—	10,250

      The Company purchased all of the capital stock of Maxim for $63.0 million. In conjunction with the acquisition, liabilities were assumed as follows:

July 1, 2003

(Dollars in thousands)
Fair value of assets acquired	$348,788
Cash paid for the capital stock	(63,040)

Liabilities assumed	$285,748

21.     Parent Company Only Condensed Financial Statements

      The balance sheet, statement of income and statement of cash flows for the parent company are as follows:

BALANCE SHEET

	December 31,

	2003	2002

	(Dollars in thousands)
ASSETS

Cash and cash equivalents	$48,720	$273
Securities — available for sale	2,257	12,146
Investment in subsidiary	498,784	431,237
Other assets	2,053	1,867

Total assets	$551,814	$445,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Borrowings	$51,547	$—
Accrued interest payable	493	—
Other liabilities	453	—
Shareholders’ equity	499,321	445,523

Total liabilities and shareholders’ equity	$551,814	$445,523

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF INCOME

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Interest income on securities	$100	$118	$141
Interest expense on borrowings	516	106	707

Net interest expense	(416)	12	(566)

Other income:
Dividends received from subsidiary	51,000	10,980	—
Other operating income	—	—	8
Gain (loss) on sale of securities	—	334	—

Total other income	51,000	11,314	8

Operating expenses	1,661	953	350
Equity in undistributed income of subsidiary	11,067	48,643	53,328

Income before income taxes	59,990	59,016	52,420
Income tax benefit	(739)	(190)	(297)

Net income	$60,729	$59,206	$52,717

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$60,729	$59,206	$52,717
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(11,067)	(48,643)	(53,328)
Depreciation and amortization	1,498	853	233
(Increase) decrease in accrued interest receivable, prepaid expenses and other assets	(189)	(186)	3,254
Increase in accrued interest payable and other liabilities	946	—	—

Net cash provided by operating activities	51,917	11,230	2,876

Cash flow from investing activities:
Purchase of securities available for sale	(2,128)	(7,968)	(4,942)
Sales of securities available for sale	12,025	—	1,953
Investments in subsidiaries	(2,873)	(845)	(2,869)
Purchase of Maxim Financial Holdings, Inc. (net of cash acquired of $142,658)	79,618	—	—
Contributions to subsidiaries	(142,540)	—	—

Net cash used in investing activities	(55,898)	(8,813)	(5,858)

Cash flows from financing activities:
Proceeds from borrowings	51,547	—	—
Payments on borrowings	—	(10,000)	(3,000)
Payments of dividends on common stock	(3,418)	—	—
Net proceeds from issuance of common stock	4,715	7,842	1,870
Purchase of treasury stock	(416)	—	—

Net cash provided by (used in) financing activities	52,428	(2,158)	(1,130)

Net increase (decrease) in cash and cash equivalents	48,447	259	(4,112)
Cash and cash equivalents at beginning of period	273	14	4,126

Cash and cash equivalents at end of period	$48,720	$273	$14

EXHIBIT INDEX

      (c) *Exhibits(1)

3.1	—	Articles of Incorporation of the Company, restated as of May 1, 2001 (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-60190)
3.2	—	Bylaws of the Company (Restated as of December 31, 1996)
4.1	—	Specimen Common Stock certificate
†10.1	—	1989 Stock Option Plan, amended and restated as of May 29, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)
†10.2	—	1993 Stock Option Plan, amended and restated as of May 29, 1998 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)
†10.3	—	Form of Stock Option Agreement under 1989 Stock Option Plan and 1993 Stock Option Plan
†10.4	—	1996 Stock Option Plan, as amended January 24, 2000 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
**†10.5	—	Form of Incentive Stock Option Agreement under 1996 Stock Option Plan
**†10.6	—	Form of Non-qualified Stock Option Agreement under 1996 Stock Option Plan
†10.7	—	Form of Stock Option Agreement for Directors under 1996 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 Registration Statement No. 333-16509)
†10.8	—	Form of Change in Control Agreement between the Company and each of Joseph H. Argue III, David C. Farries, and Steve D. Stephens (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)
†10.9	—	Form of Change in Control Agreement between the Company and Dale Andreas, Kenneth Olan, and Walter L. Ward, Jr. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
†10.10	—	Employment Agreement, amended and restated as of February 17, 2001, between the Company and Walter E. Johnson (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
† 10.11	—	Restricted Stock Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 16, 2001 for its 2001 Annual Meeting of Shareholders)
†10.12	—	Form of Restricted Stock Agreement under the Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement No. 333-60190)
†10.13	—	Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement No. 333-74452)
†10.14	—	Form of Deferral Election Form under Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement No. 333-74452)
10.15	—	Purchase and Sale Agreement between TCP Renaissance Partners, L.P. and Southwest Bank of Texas, N.A., dated May 24, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002)
†10.16	—	1996 Stock Option Plan, Amended and Restated as of June 4, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002)
†10.17	—	Change in Control Agreement between the Company and Paul B. Murphy, Jr., Amended and Restated as of June 4, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002)
†10.18	—	Form of Change in Control Agreement [Three Year] between the Company and Scott J. McLean, Terry Kelly, and Randall E. Meyer (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

†10.19	—	Form of Change in Control Agreement [Two Year] between the Company and Paul A. Port (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
**†10.20	—	First Amendment to Change In Control Agreement [Two Year], dated as of June 4, 2002 between the Company and David C. Farries, Joseph H. Argue III, Steve D. Stephens, and Walter L. Ward, Jr.
†10.21	—	Form of Change in Control Agreement between the Company and John Drew and Marilyn Manis-Hassanein (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
**†10.22	—	Employment Agreement between the Company and Charles F. Hall, Jr., dated as of March 10, 2003
**†10.23	—	Form of Change of Control Agreement [One Year] between the Company and Laurence L. Lehman, III
**21.1	—	List of subsidiaries of the Company
**23.1	—	Consent of PricewaterhouseCoopers LLP
**31.1	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	—	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	All Exhibits except for those filed herewith and as otherwise indicated are incorporated herein by reference to the Exhibits bearing the same Exhibit numbers in the Company’s Form S-1 Registration Statement No. 333-16509.

**	Filed herewith.

†	Management contract or compensatory plan or arrangement.

(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreement to the Commission upon request.