Form 10-Q
period 2004-03-31
SOUTHWEST BANCORP OF TEXAS INC
filed 2004-05-05
CIK 1027258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

            SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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

      There were 34,315,852 shares of the Registrant’s Common Stock outstanding as of the close of business on April 26, 2004.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

Southwest Bancorporation of Texas, Inc.:

      We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiaries (“the Company”) as of March 31, 2004, the related condensed consolidated statement of income for the three-month periods ended March 31, 2004 and 2003, the condensed consolidated statement of changes in shareholders’ equity for the three-month period ended March 31, 2004, and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

      We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, of changes in shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/     PricewaterhouseCoopers LLP

Houston, Texas

April 29, 2004

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

	March 31,	December 31,
	2004	2003

	(Dollars in thousands, except
	per share amounts)
ASSETS
Cash and due from banks	$290,796	$390,890
Federal funds sold and other cash equivalents	52,678	94,908

Total cash and cash equivalents	343,474	485,798
Securities — available for sale	1,576,977	1,549,398
Loans held for sale	101,944	96,899
Loans held for investment	3,720,950	3,491,673
Allowance for loan losses	(48,071)	(43,008)
Premises and equipment, net	131,347	117,951
Accrued interest receivable	21,380	21,630
Goodwill	55,094	25,647
Core deposit intangibles	11,661	6,185
Other assets	199,462	193,563

Total assets	$6,114,218	$5,945,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — noninterest-bearing	$1,625,647	$1,513,038
Demand — interest-bearing	72,009	43,452
Money market accounts	1,843,409	1,709,755
Savings	142,213	131,059
Time, $100 and over	658,675	642,590
Other time	360,991	363,345

Total deposits	4,702,944	4,403,239
Securities sold under repurchase agreements	305,750	285,571
Other borrowings	496,708	679,812
Junior subordinated deferrable interest debentures	51,547	51,547
Accrued interest payable	1,505	1,822
Other liabilities	32,533	24,424

Total liabilities	5,590,987	5,446,415

Commitments and contingencies
Shareholders’ equity:
Common stock — $1 par value, 150,000,000 shares authorized; 34,346,435 issued and 34,306,321 outstanding at March 31, 2004; 34,229,143 issued and 34,213,899 outstanding at December 31, 2003	34,346	34,229
Additional paid-in capital	97,721	95,394
Retained earnings	381,298	368,069
Accumulated other comprehensive income	11,209	2,050
Treasury stock, at cost — 40,114 shares and 15,244 shares, respectively	(1,343)	(421)

Total shareholders’ equity	523,231	499,321

Total liabilities and shareholders’ equity	$6,114,218	$5,945,736

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands,
	except per share amounts)
Interest income:
Loans	$49,632	$45,156
Securities:
Taxable	12,815	10,734
Tax-exempt	1,734	1,217
Federal funds sold and other	189	206

Total interest income	64,370	57,313

Interest expense:
Deposits	8,070	10,106
Borrowings	2,932	2,126

Total interest expense	11,002	12,232

Net interest income	53,368	45,081
Provision for loan losses	2,000	3,000

Net interest income after provision for loan losses	51,368	42,081

Noninterest income:
Service charges on deposit accounts	11,040	9,617
Investment services	2,970	2,295
Other fee income	4,953	3,648
Bank-owned life insurance income	1,491	1,190
Other operating income	1,397	1,369
Gain on sale of loans, net	577	1,099
Gain on sale of securities, net	26	35

Total noninterest income	22,454	19,253

Noninterest expenses:
Salaries and employee benefits	29,243	23,826
Occupancy expense	8,258	6,500
Professional services	2,320	2,067
Losses on deposit accounts	176	328
Merger-related expenses	1,522	—
Core deposit intangible amortization expense	903	—
Other operating expenses	8,924	6,790

Total noninterest expenses	51,346	39,511

Income before income taxes	22,476	21,823
Provision for income taxes	7,189	6,748

Net income	$15,287	$15,075

Earnings per common share:
Basic	$0.45	$0.45

Diluted	$0.44	$0.44

Dividends per common share	$0.06	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive		Total
			Paid-in	Retained	Income	Treasury	Shareholders’
	Shares	Dollars	Capital	Earnings	(Loss)	Stock	Equity

	(Dollars in thousands, except per share amounts)
BALANCE, DECEMBER 31, 2003	34,229,143	$34,229	$95,394	$368,069	$2,050	$(421)	$499,321
Exercise of stock options	117,292	117	1,970				2,087
Purchase of treasury stock						(922)	(922)
Deferred compensation amortization			357				357
Cash dividends, $0.06 per common share				(2,058)			(2,058)
Comprehensive income:
Net income for the three months ended March 31, 2004				15,287			15,287
Net change in unrealized appreciation on securities available for sale, net of deferred taxes of ($4,665)					8,671		8,671
Reclassification adjustment for losses included in net income, net of deferred taxes of ($263)					488		488

Total comprehensive income							24,446

BALANCE, MARCH 31, 2004	34,346,435	$34,346	$97,721	$381,298	$11,209	$(1,343)	$523,231

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$15,287	$15,075
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	3,000
Depreciation	3,449	2,604
Realized gain on securities available for sale, net	(26)	(35)
Amortization and accretion of securities’ premiums and discounts, net	1,457	2,459
Amortization of mortgage servicing rights	587	1,129
Amortization of computer software	1,479	1,098
Amortization of core deposit intangibles	903	—
Amortization of deferred compensation	357	301
Income tax benefit from exercise of stock options	422	222
Net change in:
Loans held for sale	(5,045)	13,991
Other assets and liabilities, net	(4,091)	(8,926)

Net cash provided by operating activities	16,779	30,918

Cash flows from investing activities:
Proceeds from maturity and call of securities available for sale	25,810	43,474
Proceeds from sale of securities available for sale	340,849	49,151
Principal paydowns of mortgage-backed securities available for sale	62,744	137,699
Purchase of securities available for sale	(400,160)	(226,212)
Purchase of Federal Reserve Bank stock	(1,919)	—
Purchase of Federal Home Loan Bank stock	(11,302)	(167)
Net increase in loans held for investment	(65,886)	(64,623)
Proceeds from sale of premises and equipment	731	10
Purchase of premises and equipment	(16,689)	(5,860)
Purchase of mortgage servicing rights	—	(87)
Acquisition of Reunion Bancshares, Inc. (net of cash acquired of $30,596)	(19,404)	—
Investment in unconsolidated equity investees	(278)	(209)

Net cash used in investing activities	(85,504)	(66,824)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing demand deposits	54,322	(19,332)
Net increase (decrease) in time deposits	(6,449)	108,382
Net increase in other interest-bearing deposits	44,767	11,162
Net increase (decrease) in securities sold under repurchase agreements	20,179	(35,936)
Net decrease in other short-term borrowings	(187,196)	(152,377)
Proceeds from long-term borrowings	2,195	—
Payments on long-term borrowings	(102)	(95)
Payments of cash dividends	(2,058)	—
Net proceeds from exercise of stock options	1,665	465
Purchase of treasury stock	(922)	—

Net cash used in financing activities	(73,599)	(87,731)

Net decrease in cash and cash equivalents	(142,324)	(123,637)
Cash and cash equivalents at beginning of period	485,798	535,364

Cash and cash equivalents at end of period	$343,474	$411,727

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (“the Company”) and its direct and indirect wholly-owned subsidiaries except for those where it has been determined that the Company is not the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46 (“FIN No. 46”). All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position at March 31, 2004 and December 31, 2003, consolidated net income for the three months ended March 31, 2004 and 2003, consolidated cash flows for the three months ended March 31, 2004 and 2003, and consolidated changes in shareholders’ equity for the three months ended March 31, 2004. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

      Substantially all of the Company’s revenue and income is derived from the operations of Southwest Bank of Texas National Association (“the Bank”) and Mitchell Mortgage Company, LLC (“Mitchell”). The Bank provides a full range of commercial and private banking services to small and middle market businesses and individuals primarily in the Houston metropolitan area. Mitchell originates, sells and services single family residential mortgages, residential and commercial construction loans and commercial mortgages.

      On January 31, 2004, Reunion Bancshares, Inc. (“Reunion”), parent of Lone Star Bank in Dallas (“Lone Star”), was merged with and into the Company. On July 1, 2003, The Company completed its merger with Maxim Financial Holdings, Inc., parent company of MaximBank (“Maxim”), whereby Maxim was merged into the Company. The results of operations for Reunion and Maxim have been included in the consolidated financial statements since their respective acquisition dates. See “Note 2 — Merger Related Activity” for further discussion of the mergers.

      The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements and the notes thereto should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003.

  New Accounting Pronouncements

      On May 15, 2003, the Financial Accounting Standards Board (“the FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments, including mandatorily redeemable preferred securities, were previously classified as equity or as mezzanine debt. On October 29, 2003, the FASB deferred the effective date for certain provisions of SFAS No. 150. The Company adopted this statement with no impact on its financial condition or results of operations.

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

      On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 summarizes the view of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments including recognition of the loan commitment and financial statement disclosures. The Company does not expect the requirements of SAB No. 105 to have a material impact on its financial condition or results of operations.

  Reclassifications

      Certain previously reported amounts have been reclassified to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income, total assets, or stockholders’ equity.

Stock-Based Compensation

      The Company applies the intrinsic value method in accounting for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123., Accounting for Stock-Based Compensation, (“SFAS No. 123”) which, if fully adopted by the Company, would change the method the Company applies in recognizing the expense of its stock-based compensation plans for awards subsequent to 1994. Adoption of the expense recognition provisions of SFAS No. 123 is optional and the Company decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS No. 123 are required by SFAS No. 123 and are presented below.

      If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period):

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands,
	except per share
	amounts)
Net income
As reported	$15,287	$15,075
Pro forma	$14,677	$14,295
Stock-based compensation cost, net of income taxes
As reported	$247	$208
Pro forma	$857	$988
Basic earnings per common share
As reported	$0.45	$0.45
Pro forma	$0.43	$0.42
Diluted earnings per common share
As reported	$0.44	$0.44
Pro forma	$0.42	$0.41

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The effect of applying SFAS No. 123 in the above pro forma disclosure is not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

2.	Merger Related Activity

      On January 31, 2004, the Company completed its merger with Lone Star, whereby Lone Star was merged with and into the Bank. The addition of the five Lone Star branches expands the Company’s branch network to include the Dallas market and represents an attractive growth opportunity for the Company.

      The merger was a cash transaction with $43.5 million paid at closing and an additional $6.5 million deposited into an escrow account. The release of this account is contingent upon the performance of the loan portfolio and other potential liabilities over a three-year period. The purchase price was funded through the proceeds of the trust preferred securities offering.

      The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair value at the date of the merger. The excess of the purchase price over the estimated fair values of the net assets acquired was $29.1 million, which was recorded as goodwill, none of which is expected to be deductible for tax purposes. Goodwill is evaluated annually for possible impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

      The following table summarized the estimated fair value of the assets acquired and liabilities assumed at the date of the merger.

January 31, 2004

(Dollars in thousands)
Cash	$30,596
Securities	30,946
Loans	163,822
Loan discount	(1,038)
Allowance for loan losses	(2,116)
Goodwill	29,111
Core deposit intangibles	6,379
Other assets	3,784
Deposits	(207,026)
Deposit premium	(39)
Borrowings	(2,000)
Other liabilities	(2,419)

Cash paid	$50,000

      Core deposit intangibles (“CDI”) are amortized using an economic life method based on deposit attrition projections derived from nationally-observed patterns within the banking industry. As a result, CDI amortization will decline over time with most of the amortization during the initial years. CDI is being amortized over a weighted average period of thirteen and one-third years with no residual value.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The unaudited pro forma combined historical results, as if Lone Star and Maxim had been included in operations at January 1, 2003, are estimated to be as follows.

	Pro forma
	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands,
	except per share amounts)
Net interest income after provision for loan losses and noninterest income	$74,516	$67,306
Income before income taxes	22,543	22,184
Net income	15,334	15,420
Earnings per common share, basic	$0.45	$0.46
Earnings per common share, diluted	$0.44	$0.45

      These pro forma results are not necessarily indicative of what actually would have occurred if the mergers had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

3.	Comprehensive Income

      Comprehensive income consists of the following:

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands)
Net income	$15,287	$15,075
Net change in unrealized appreciation on securities available for sale, net of deferred tax	8,671	(554)
Reclassification adjustment for (gains) losses included in net income, net of deferred tax	488	(41)

Total comprehensive income	$24,446	$14,480

4.	Mortgage Servicing Rights

      The Company originates residential and commercial mortgage loans both for its own portfolio and to sell to investors with servicing rights retained through its ownership of Mitchell. Mitchell also purchases mortgage servicing rights.

      Mortgage servicing assets are periodically evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and original loan terms (primarily 15 and 30 years). Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage servicing rights relative to their book value. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. Any provision and subsequent recovery would be recorded as a component of other fee income in the accompanying statement of income.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following table summarizes the changes in capitalized mortgage servicing rights for the periods indicated:

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in
	thousands)
Mortgage servicing rights:
Balance, beginning of period	$8,299	$10,628
Originations	214	510
Purchases	—	86
Amortization	(587)	(1,129)

Balance, end of period	7,926	10,095

Valuation allowance:
Balance, beginning of period	—	2,371
Provision	—	—
Recovery	—	—

Balance, end of period	—	2,371

Mortgage servicing rights, net	$7,926	$7,724

      Loans serviced for others totaled $905.7 million at March 31, 2004 and $1.05 billion at March 31, 2003. Capitalized mortgage servicing rights represent 88 basis points and 74 basis points of the portfolio serviced at March 31, 2004 and March 31, 2003, respectively.

5.     Earnings Per Common Share

      Earnings per common share is computed as follows:

	Three Months Ended
	March 31,

	2004	2003

	(In thousands, except
	per share amounts)
Net income	$15,287	$15,075

Divided by average common shares and common share equivalents:
Average common shares	34,272	33,877
Average common shares issuable under the stock option plan	869	763

Total average common shares and common share equivalents	35,141	34,640

Basic earnings per common share	$0.45	$0.45

Diluted earnings per common share	$0.44	$0.44

      Stock options outstanding of 105,000 and 527,000 for the three months ended March 31, 2004 and 2003, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.

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

      Summarized financial information by operating segment for the three months ended March 31, 2004 and 2003 follows:

	Three Months Ended March 31,

	2004				2003

	Bank	Mortgage	Eliminations	Consolidated	Bank	Mortgage	Eliminations	Consolidated

	(Dollars in thousands)
Interest income	$62,091	$3,545	$(1,266)	$64,370	$54,839	$3,898	$(1,424)	$57,313
Interest expense	11,002	1,266	(1,266)	11,002	12,232	1,424	(1,424)	12,232

Net interest income	51,089	2,279	—	53,368	42,607	2,474	—	45,081
Provision for loan losses	1,934	66	—	2,000	2,918	82	—	3,000
Noninterest income	20,997	1,457	—	22,454	17,504	1,749	—	19,253
Noninterest expense	49,011	2,335	—	51,346	36,922	2,589	—	39,511

Income before income taxes	$21,141	$1,335	$—	$22,476	$20,271	$1,552	$—	$21,823

Total assets	$6,082,980	$292,342	$(261,104)	$6,114,218	$5,083,405	$279,918	$(253,454)	$5,109,869

      Intersegment interest was paid to the bank by the mortgage company in the amount of $1.3 million and $1.4 million for the three months ended March 31, 2004 and 2003, respectively. Advances from the bank to the mortgage company of $261.1 million and $253.5 million were eliminated in consolidation at March 31, 2004 and 2003, respectively.

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

      The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit. Commitments to extend credit were $2.45 billion at March 31, 2004 and $2.14 billion at December 31, 2003.

      Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit were $256.9 million at March 31, 2004 and $227.0 million at December 31, 2003. As of March 31, 2004 and December 31, 2003, $212,000 and $248,000, respectively, has been recorded as a liability for the fair value of the Company’s potential obligations under these guarantees.

8.	Goodwill and Core Deposit Intangibles

      Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the three months ended March 31, 2004 were as follows:

		Core Deposit
	Goodwill	Intangibles

	(Dollars in thousands)
Balance, December 31, 2003	$25,647	$6,185
Acquisition of Lone Star	29,111	6,379
Adjustment to acquisition of Maxim	336	—
Amortization	—	(903)

Balance, March 31, 2004	$55,094	$11,661

9.	Common Stock Cash Dividend

      On February 4, 2004, the Company’s Board of Directors declared a cash dividend of $0.06 cents per common share paid on March 15, 2004 to shareholders of record as of March 1, 2004.

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

      Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s condensed consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and other detailed information appearing in the Company’s Annual Report.

Overview

      This overview of management’s discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should read this entire document carefully. These have an impact on the Company’s financial condition and results of operations.

      Net income was $15.3 million and $15.1 million and diluted earnings per common share was $0.44 for each of the quarters ended March 31, 2004 and 2003, respectively. This increase in net income was primarily the result of strong loan growth, maintaining strong asset quality, and expense control. Returns on average assets were 1.02% and 1.22% and returns on average common shareholders’ equity were 12.04% and 13.48% for the three months ended March 31, 2004 and 2003, respectively. Return on average assets and return on average common shareholders’ equity in 2004 were negatively impacted by the decline in the net interest margin discussed below. Return on average assets is calculated by dividing annualized net income by the daily average of total assets. Return on average common shareholders’ equity is calculated by dividing annualized net income by the daily average of common shareholders’ equity.

      Total assets at March 31, 2004 and December 31, 2003 were $6.11 billion and $5.95 billion, respectively. This growth was a result of a favorable local economy, the addition of new loan officers, the merger with Lone Star, aggressive marketing, and the Company’s overall growth strategy. Loans were $3.82 billion at March 31, 2004, an increase of $234.3 million, or 7%, from $3.59 billion at December 31, 2003. Deposits increased to $4.70 billion at March 31, 2004 from $4.40 billion at December 31, 2003. As of March 31, 2004, approximately $160.6 million of loans and $215.9 million of deposits relate to the former Lone Star branches.

      Two principal components of the Company’s growth strategy are expansion through de novo branching and strategic merger transactions. During 2003, three new branches were opened in the Houston metropolitan area and the merger with Maxim was completed in July 2003, adding eight branches in Galveston County. The merger with Lone Star, announced in October 2003, closed on January 31, 2004. This transaction adds five branch locations in Dallas and initiated the Company’s entry into the important Dallas/Metroplex market. The Company anticipates opening an operations center in Dallas during the second quarter of 2004 to enable it to offer its treasury management products to commercial businesses in that market.

      Net interest margin, defined as annualized net interest income divided by average interest-earning assets, for the three months ended March 31, 2004 was 4.03% down from 4.11% for the three months ended March 31, 2003. The decline in the net interest margin is attributable to declines in the level of interest rates as managed by the Federal Reserve Board. Declines in yields on interest-earning assets were partially offset by reductions in the cost of interest-bearing liabilities. Demand deposits are a significant funding source and averaged 33% of total deposits for the period ended March 31, 2004 as compared to 30% at March 31, 2003.

      Noninterest income increased $3.2 million, or 17%, to $22.5 million for the three months ended March 31, 2004 compared to $19.3 million for the same period in 2003. Noninterest income has become an important component of the Company’s net income and comprises 30% of total revenue, defined as net interest income plus noninterest income, at March 31, 2004. The primary drivers of the increase were continued growth in service charge income arising from the sale of treasury management products to commercial customers, the increase in net non-sufficient funds charges on retail deposit accounts, and improved results from mortgage servicing, letter of credit activity, and sale of investment products and services.

      Noninterest expenses increased $11.8 million, or 30%, to $51.3 million for the three months ended March 31, 2004 compared to $39.5 million for the same period in 2003. The Company continues to invest in its technology infrastructure to accommodate the growth in its various business activities, including the sale of treasury management products and services, as well as to continually upgrade its capabilities to meet customer and data security requirements. In addition, growth in personnel and branch facilities and the amortization of core deposit intangibles resulting from recent mergers affected the overall level of expenses for the quarter.

      Credit quality is an area of importance to the Company and asset quality indicators remain positive in the first quarter of 2004. Net recoveries were 0.11% of average loans compared to 0.15% of net charge-offs for the same period in the prior year. Nonperforming assets to total loans and other real estate was 0.68% at March 31, 2004, an increase from 0.25% at March 31, 2003. The allowance for loan losses to nonperforming loans was 232.06% at March 31, 2004 compared to 171.94% at March 31, 2003. Although loans grew by 17% at March 31, 2004 compared to the same period last year, there was no material change in the composition of the loan portfolio.

      The Company’s capital position remains strong. Its Tier 1 capital ratio of 9.81% and Total Capital ratio of 10.76% were augmented by the issuance of $50.0 million in trust preferred securities issued by SWBT Statutory Trust I (which is not consolidated for reporting purposes) in October 2003. The proceeds of this issuance were used in January 2004 to fund the merger with Reunion. See the Company’s Annual Report on Form 10-K, “— Financial Condition — Liquidity.”

Results of Operations

  Interest Income

      Interest income for the three months ended March 31, 2004 was $64.4 million, an increase of $7.1 million, or 12%, from the three months ended March 31, 2003. This increase in interest income is due to a

$876.1 million increase in average interest-earning assets to $5.33 billion for the three months ended March 31, 2004, a 20% increase from the same period last year. This increase is partially offset by a decrease in the average yield on interest-earning assets to 4.86% for the three months ended March 31, 2004, a decrease of 36 basis points when compared to the same period in 2003.

      Interest income on securities increased $2.6 million to $14.5 million for the three months ended March 31, 2004. This increase was due to a $398.0 million increase in average securities outstanding to $1.56 billion for the three months ended March 31, 2004, a 34% increase from the same period a year ago. This increase is partially offset by a 43 basis point decrease in the average yield on securities to 3.76% for the three months ended March 31, 2004, compared to 4.19% for the same period last year.

      Interest income on loans increased $4.5 million to $49.6 million for the three months ended March 31, 2004. This increase was due to a $474.9 million increase in average loans outstanding to $3.70 billion for the three months ended March 31, 2004, a 15% increase from the same period a year ago. This increase is partially offset by a 28 basis point decrease in the average yield on loans to 5.40% for the three months ended March 31, 2004, compared to 5.68% for the same period last year.

      The yield on the loan portfolio has been impacted by the Federal Reserve’s continued reduction in interest rates. The Company’s prime rate declined by 25 basis points to 4.00% in July 2003. The impact of the reduction in the prime rate has been partially mitigated by interest rate floors and base rate provisions in the Company’s loan documents.

  Interest Expense

      Interest expense on deposits and borrowings for the three months ended March 31, 2004 was $11.0 million, a decrease of $1.2 million, or 10%, from the three months ended March 31, 2003. This decrease in interest expense was attributable to a decrease in the average rate on interest-bearing liabilities to 1.11% for the three months ended March 31, 2004, a decrease of 38 basis points when compared to the same period in 2003. This decrease is partially offset by a $648.4 million increase in average interest-bearing liabilities to $3.99 billion for the three months ended March 31, 2004, an increase of 19% from the same period last year.

  Net Interest Income

      Net interest income for the three months ended March 31, 2004 was $53.4 million compared to $45.1 million for the three months ended March 31, 2003, an increase of $8.3 million, or 18%. The increase is primarily attributable to growth in average interest-earning assets and to a decrease in rates paid on interest-bearing liabilities. Average interest-earning assets, primarily loans and securities, increased $876.1 million, or 20%, for the quarter ended March 31, 2004 when compared to the same period last year. This increase in interest-earning assets contributed $10.9 million to net interest income. The average rate on interest-bearing liabilities was 1.11% for the quarter ended March 31, 2004, a decrease of 38 basis points from 1.49% for the same period last year.

      For the three months ended March 31, 2004, the net interest margin, defined as annualized net interest income divided by average interest-earning assets, declined to 4.03%, compared to 4.11% for the three months ended March 31, 2003. This decrease resulted from a decrease in the yield on interest-earning assets of 36 basis points, from 5.22% for the three months ended March 31, 2003 to 4.86% for the three months ended March 31, 2004. This decrease in yield was partially offset by a decrease in the cost of funds of 38 basis points from 1.49% for the three months ended March 31, 2003 to 1.11% for the three months ended March 31, 2004.

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

	Three Months Ended March 31,

	2004			2003

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$3,697,254	$49,632	5.40%	$3,222,366	$45,156	5.68%
Securities	1,555,791	14,549	3.76	1,157,825	11,951	4.19
Federal funds sold and other	74,589	189	1.02	71,316	206	1.17

Total interest-earning assets	5,327,634	64,370	4.86%	4,451,507	57,313	5.22%

Less allowance for loan losses	(45,770)			(38,216)

	5,281,864			4,413,291
Noninterest-earning assets	731,933			591,037

Total assets	$6,013,797			$5,004,328

Interest-bearing liabilities:
Money market and savings deposits	$1,973,198	3,208	0.65%	$1,733,563	4,292	1.00%
Time deposits	1,005,189	4,862	1.95	965,267	5,814	2.44
Repurchase agreements and other borrowed funds	1,008,229	2,932	1.17	639,359	2,126	1.35

Total interest-bearing liabilities	3,986,616	11,002	1.11%	3,338,189	12,232	1.49%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,491,064			1,172,389
Other liabilities	25,425			40,323

Total liabilities	5,503,105			4,550,901
Shareholders’ equity	510,692			453,427

Total liabilities and shareholders’ equity	$6,013,797			$5,004,328

Net interest income		$53,368			$45,081

Net interest spread			3.75%			3.73%

Net interest margin			4.03%			4.11%

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

	Three Months Ended March 31,

	2004 vs. 2003

	Increase (Decrease) Due to

	Volume	Rate	Days	Total

	(Dollars in thousands)
Interest-earning assets:
Loans	$6,710	$(2,611)	$377	$4,476
Securities	4,142	(1,644)	100	2,598
Federal funds sold and other	10	(28)	1	(17)

Total increase (decrease) in interest income	10,862	(4,283)	478	7,057

Interest-bearing liabilities:
Money market and savings deposits	598	(1,718)	36	(1,084)
Time deposits	242	(1,243)	49	(952)
Repurchase agreements and borrowed funds	1,237	(449)	18	806

Total increase (decrease) in interest expense	2,077	(3,410)	103	(1,230)

Increase (decrease) in net interest income	$8,785	$(873)	$375	$8,287

  Provision for Loan Losses

      The provision for loan losses was $2.0 million for the three months ended March 31, 2004 as compared to $3.0 million for the three months ended March 31, 2003. Factors that impact the provision for loan losses are net charge-offs or recoveries, changes in the size of the loan portfolio, and the recognition of changes in current risk factors. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends, and current economic conditions. Management regularly reviews the Company’s loan loss allowance in accordance with its standard procedures. (See “— Financial Condition — Credit Management.”)

  Noninterest Income

      Noninterest income for the three months ended March 31, 2004 was $22.5 million, an increase of $3.2 million, or 17%, from $19.3 million during the comparable period in 2003. The following table shows the breakout of noninterest income between the bank and the mortgage company for the periods indicated.

	Three Months Ended March 31,

	2004			2003

	Bank	Mortgage	Combined	Bank	Mortgage	Combined

	(Dollars in thousands)
Service charges on deposit accounts	$11,040	$—	$11,040	$9,617	$—	$9,617
Investment services	2,970	—	2,970	2,295	—	2,295
Factoring fee income	954	—	954	1,007	—	1,007
Loan fee income	653	622	1,275	412	731	1,143
Bank-owned life insurance income	1,491	—	1,491	1,190	—	1,190
Letters of credit fee income	862	—	862	522	—	522
Mortgage servicing fees, net of amortization	—	190	190	—	(318)	(318)
Gain on sale of loans, net	65	512	577	—	1,099	1,099
Gain on sale of securities, net	26	—	26	35	—	35
Other income	2,936	133	3,069	2,426	237	2,663

Total noninterest income	$20,997	$1,457	$22,454	$17,504	$1,749	$19,253

      Banking Segment. The largest component of noninterest income is service charges on deposit accounts, which were $11.0 million for the three months ended March 31, 2004, an increase of $1.4 million, or 15%, from $9.6 million for the same period last year. Several factors contributed to this growth. First, the Bank’s treasury management group continues to grow, with service charges from commercial analysis and fee income up $283,000, or 6%, for the three months ended March 31, 2004 when compared to the same period last year. This success at winning new business results from the Company’s ability to design custom cost-effective cash management solutions for middle market and large corporate customers. Second, net non-sufficient funds charges on deposit accounts were $5.1 million for the three months ended March 31, 2004, an increase of $961,000, or 23%, from $4.1 million for the same period last year. Additionally, the total number of deposit accounts grew from 162,953 at March 31, 2003 to 195,839 at March 31, 2004.

      Investment services income was $3.0 million for the three months ended March 31, 2004, an increase of $675,000, or 29%, from $2.3 million for the same period last year. This increase is mainly due to increases in trust services fees and commissions on insurance products.

      Other income was $2.9 million for the three months ended March 31, 2004, an increase of $510,000, or 21%, from the same period last year. This increase is primarily attributable to an increase in retail services fee income, primarily from debit card and ATM fees.

      Mortgage Segment. Gain on sale of loans, net, was $512,000 for the three months ended March 31, 2004, a decrease of $587,000, or 53%, from the same period last year. This decrease is attributable to a decrease in principal balances sold in the current year. The principal balances of mortgage loans sold were $31.9 million and $51.6 million during the three months ended March 31, 2004 and 2003, respectively. The market value of loans held for sale is impacted by changes in current interest rates. An increase in interest rates results in a decrease in the market value of these loans while a decrease in interest rates results in an increase in the market value of these loans.

      Mortgage servicing fees, net of amortization and impairment, were $190,000 for the three months ended March 31, 2004, an increase of $508,000 when compared to ($318,000) for the same period last year. This increase is attributable to a decrease in amortization recorded in the current year. The mortgage industry experienced high levels of prepayment activity in 2003 as a result of lower interest rates. Capitalized mortgage servicing costs are expensed against the related fee income as the underlying loans are paid off.

      Amortization of capitalized mortgage servicing costs for the three months ended March 31, 2004 was $587,000, a decrease of $542,000, or 48%, from $1.1 million for the three months ended March 31, 2003. See “Note 4 — Mortgage Servicing Rights” for further discussion on the accounting for these assets.

  Noninterest Expenses

      For the three months ended March 31, 2004, noninterest expenses were $51.3 million, an increase of $11.8 million, or 30%, from $39.5 million for the three months ended March 31, 2003. The increase in noninterest expenses was primarily due to salaries and employee benefits, occupancy expenses and merger-related costs.

      Salaries and employee benefits for the three months ended March 31, 2004 were $29.2 million, an increase of $5.4 million, or 23%, from the three months ended March 31, 2003. This increase was due primarily to hiring of additional personnel required to accommodate the Company’s growth and the mergers with Maxim and Lone Star. Total full-time employees were 1,839 and 1,528 at March 31, 2004 and 2003, respectively.

      Occupancy expense for the three months ended March 31, 2004 was $8.3 million, an increase of $1.8 million, or 27%, from $6.5 million for the three months ended March 31, 2003. Major categories within occupancy expense are depreciation expense and maintenance contract expense. Depreciation expense increased $827,000, or 32%, to $3.4 million for the three months ended March 31, 2004. This increase was due primarily to additional depreciation resulting from the addition of new branches, including the eight Maxim branches and five Lone Star branches, and capitalized leasehold improvements associated with renovations at the Company’s headquarters. In addition, depreciation on computer equipment has increased in the current year for expenditures made to support the Company’s growth. Maintenance contract expense for the three months ended March 31, 2004 was $1.4 million, an increase of $322,000, or 29%, compared to $1.1 million for the same period last year. The Company has purchased maintenance contracts for major operating systems throughout the organization.

      On January 31, 2004, the Company completed its merger with Lone Star. In connection with this merger, the Company recorded $1.5 million of merger-related expenses including contract termination fees and professional fees. No such charges were recorded in the same period of the prior year.

  Income Taxes

      Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax, if applicable. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers’ salaries, less interest income from federal securities. For the three months ended March 31, 2004, the provision for income taxes was $7.2 million, an increase of $441,000, or 7%, from the $6.7 million provided for in the same period in 2003. The Company’s effective tax rate was 31% for each of the three months ended March 31, 2004 and 2003.

Financial Condition

  Loans Held for Investment

      Loans held for investment were $3.72 billion at March 31, 2004, an increase of $229.3 million, or 7%, from $3.49 billion at December 31, 2003.

      The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$1,569,244	42.17%	$1,500,304	42.96%
Real estate :
Construction and land development	785,589	21.11	706,546	20.24
1-4 family residential	579,372	15.57	567,009	16.24
Commercial	594,440	15.98	521,254	14.93
Farmland	10,773	0.29	11,140	0.32
Other	57,329	1.54	41,854	1.20
Consumer	124,203	3.34	143,566	4.11

Total loans held for investment	$3,720,950	100.00%	$3,491,673	100.00%

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

      The Company’s commercial loans are generally underwritten on the basis of the borrower’s ability to service such debt from cash flow. As a general practice, the Company takes as collateral a lien on available real estate, equipment, accounts receivable, inventory, or other assets and personal guarantees of company owners or project sponsors. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

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

      The contractual maturity ranges of the commercial and industrial and funded real estate construction and land development loan portfolio and the amount of such loans with fixed interest rates and floating interest rates in each maturity range as of March 31, 2004 are summarized in the following table:

	March 31, 2004

		After One
	One Year Or	Through	After Five
	Less	Five Years	Years	Total

	(Dollars in thousands)
Commercial and industrial	$650,775	$790,932	$127,537	$1,569,244
Real estate construction and land development	418,454	346,575	20,560	785,589

Total	$1,069,229	$1,137,507	$148,097	$2,354,833

Loans with a fixed interest rate	$145,923	$232,111	$65,715	$443,749
Loans with a floating interest rate	923,306	905,396	82,382	1,911,084

Total	$1,069,229	$1,137,507	$148,097	$2,354,833

  Loans Held for Sale

      Loans held for sale of $101.9 million at March 31, 2004 increased from $96.9 million at December 31, 2003. These loans are primarily single family residential loans and are carried at the lower of cost or market and are typically sold to investors within one year of origination. The market value of these loans is impacted by changes in current interest rates. An increase in interest rates would result in a decrease in the market value of these loans while a decrease in interest rates would result in an increase in the market value of these loans. The business of originating and selling loans is conducted by the Company’s mortgage segment.

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

      The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with commitments to extend credit. Commitments to extend credit totaled $2.45 billion at March 31, 2004 and $2.14 billion at December 31, 2003.

      Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit were $256.9 million at March 31, 2004 and $227.0 million at December 31, 2003. As of March 31, 2004 and December 31, 2003, $212,000 and $248,000, respectively, has been recorded as a liability for the fair value of the Company’s potential obligations under these guarantees.

  Credit Management

      The Company’s loan review procedures include a credit quality assurance process that includes approval by the Board of Directors of lending policies and underwriting guidelines, a loan review department staffed, in part, with Office of the Comptroller of the Currency experienced personnel, low individual lending limits for officers, loan committee approval for credit relationships in excess of $3.0 million, and a quality control process for loan documentation. The Company also maintains a monitoring process for credit extensions in excess of $100,000. The Company performs quarterly concentration analyses based on various factors such as industries, collateral types, business lines, large credit sizes, international credit exposure, and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. The Company continues to invest in its loan portfolio monitoring system to enhance its risk management capabilities.

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

      The Company monitors changes in the level of energy prices, real estate values, borrower collateral, and the level of local, regional, national, and international economic activity. For the three month period ended March 31, 2004, annualized net recoveries to average loans was 0.11%. The net charge-offs average for all FDIC insured commercial banks was 0.89% for the year ended December 31, 2003. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to changes in general economic conditions.

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

      Specific reserves cover those loans that are nonperforming or impaired. All impaired loans greater than or equal to $1.0 million are evaluated under the provisions of SFAS No. 114, Accounting by Creditors for

Impairment of a Loan. Accordingly, an allowance is established when the present value of the discounted expected cash flows (or collateral value or observable market price) is lower than the carrying value of that loan. For impaired loans less than $1.0 million, a determination is made as to the ultimate collectibility of the loan and a reserve is established for any expected shortfall.

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

      Qualitative adjustments serve to modify the migration analysis reserves after considering various internal and external factors that management believes may have a material impact on the loss probabilities within the loan portfolio. The qualitative factors include, but are not limited to, economic factors affecting the Bank’s primary market area, changes in the nature and volume of the loan and lease portfolio, concentrations of credit within industries and lines of business, the experience level of the lending management and staff, and the quality of the Bank’s credit risk management systems.

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

      Management believes that the allowance for loan losses at March 31, 2004 is adequate to cover probable losses inherent in the loan portfolio as of such date. There can be no assurance, however, that the Bank will not sustain losses in future periods which could be greater than the size of the allowance as of March 31, 2004.

      The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands)
Allowance for loan losses, beginning balance	$43,008	$36,696
Provision charged against operations	2,000	3,000
Charge-offs:
Commercial and industrial	(711)	(480)
Real estate:
Construction and land development	—	—
1-4 family residential	(93)	—
Commercial	—	—
Farmland	—	—
Other	—	(594)
Consumer	(578)	(245)

Total charge-offs	(1,382)	(1,319)

Recoveries:
Commercial and industrial	443	58
Real estate :
Construction and land development	—	—
1-4 family residential	—	27
Commercial	—	—
Farmland	—	—
Other	1,700	—
Consumer	186	46

Total recoveries	2,329	131

Net (charge-offs) recoveries	947	(1,188)
Allowance acquired through Lone Star merger	2,116	—

Allowance for loan losses, ending balance	$48,071	$38,508

Allowance to period-end loans	1.29%	1.21%
Net charge-offs (recoveries) to average loans	(0.11)%	0.15%
Allowance to period-end nonperforming loans	232.06%	171.94%

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

	March 31, 2004		December 31, 2003

		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$28,062	42.17%	$25,388	42.96%
Real estate:
Construction and land development	6,532	21.11	5,503	20.24
1-4 family residential	3,971	15.57	2,478	16.24
Commercial	4,712	15.98	5,179	14.93
Farmland	40	0.29	39	0.32
Other	2,335	1.54	2,465	1.20
Consumer	2,419	3.34	1,956	4.11

Total allowance for loan losses	$48,071	100.00%	$43,008	100.00%

  Nonperforming Assets and Impaired Loans

      Nonperforming assets, which include nonaccrual loans, accruing loans 90 or more days past due, restructured loans, and other real estate and foreclosed property, were $25.4 million at March 31, 2004, compared to $17.0 million at December 31, 2003. This resulted in a ratio of nonperforming assets to loans and other real estate of 0.68% at March 31, 2004 and 0.49% at December 31, 2003. The increase in nonperforming assets is primarily due to the addition of one commercial real estate credit to nonaccrual status. Nonaccrual loans, the largest component of nonperforming assets, were $17.7 million at March 31, 2004, an increase of $6.2 million from $11.4 million at December 31, 2003.

      The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31,	December 31,
	2004	2003

	(Dollars in thousands)
Nonaccrual loans	$17,671	$11,443
Accruing loans 90 or more days past due	3,044	1,299
Restructured loans	—	—
Other real estate and foreclosed property	4,722	4,248

Total nonperforming assets	$25,437	$16,990

Nonperforming assets to total loans and other real estate	0.68%	0.49%

      Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Gross interest income on nonaccrual loans that would have been recorded had these loans been performing as agreed was $170,000 and $295,000 for the three months ended March 31, 2004 and 2003, respectively.

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

      A loan is considered impaired, based on current information and events, if management believes that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. An insignificant delay or insignificant shortfall in the amount of payment does not require a loan to be considered impaired. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is established for the shortfall as a component of the Bank’s allowance for loan loss methodology. All nonaccrual loans are considered impaired at March 31, 2004 and December 31, 2003.

      The following is a summary of loans considered to be impaired:

	March 31,	December 31,
	2004	2003

	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$12,107	$12,568
Impaired loans with a SFAS No. 114 valuation reserve	14,004	4,240

Total recorded investment in impaired loans	$26,111	$16,808

Valuation allowance related to impaired loans	$4,550	$2,768

      The average recorded investment in impaired loans during the three months ended March 31, 2004 and the year ended December 31, 2003 was $21.5 million and $19.9 million, respectively. Interest income on impaired loans of $314,000 and $79,000 was recognized for cash payments received during the three months ended March 31, 2004 and 2003, respectively.

  Securities

      At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading, or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities classified as held to maturity are stated at cost, increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method, only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale at March 31, 2004 and December 31, 2003.

      The amortized cost and approximate fair value of securities classified as available for sale is as follows:

	March 31, 2004				December 31, 2003

		Gross Unrealized				Gross Unrealized
	Amortized				Amortized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$291,245	$2,127	$(1)	$293,371	$250,359	$841	$(102)	$251,098
Mortgage-backed securities	1,040,458	9,186	(1,938)	1,047,706	1,101,988	7,078	(8,320)	1,100,746
Municipal securities	180,356	9,608	(177)	189,787	152,927	5,905	(754)	158,078
Federal Reserve Bank stock	6,378	—	—	6,378	4,459	—	—	4,459
Federal Home Loan Bank stock	36,770	—	—	36,770	25,469	—	—	25,469
Other securities	2,943	22	—	2,965	9,455	93		9,548

Total securities available for sale	$1,558,150	$20,943	$(2,116)	$1,576,977	$1,544,657	$13,917	$(9,176)	$1,549,398

      Declines in the fair value of individual securities below their cost that are other than temporary would result in write-downs, as a realized loss, of the individual securities to their fair value. Management believes that based upon the credit quality of the debt securities, none of the unrealized loss on securities should be considered other-than-temporary.

      Securities were $1.58 billion at March 31, 2004, an increase of $27.6 million from $1.55 billion at December 31, 2003. The yield on the securities portfolio for the three months ended March 31, 2004 was 3.76% compared to 4.19% for the three months ended March 31, 2003.

      Included in the Company’s mortgage-backed securities at March 31, 2004 were agency issued collateral mortgage obligations with a book value of $183.3 million and a fair value of $184.9 million and non-agency issued collateral mortgage obligations with a book value of $53.6 million and a fair value of $53.9 million.

      At March 31, 2004, $739.1 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At March 31, 2004, approximately $20.8 million of the Company’s mortgage-backed securities earned interest at floating rates and will reprice within one year, and accordingly, were less susceptible to declines in value should interest rates increase.

      The following table summarizes the contractual maturity of investments and their weighted average yields at March 31, 2004. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a separate component of other comprehensive income. The yield on municipal securities has not been computed on a fully tax equivalent basis.

	March 31, 2004

			After One Year		After Five Years
			But Within		But Within
	Within One Year		Five Years		Ten Years		After Ten Years

	Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Total	Yield

	(Dollars in thousands)
U.S. Government securities	$25,104	2.28%	$261,136	3.09%	$5,005	3.87%	$—	—%	$291,245	3.04%
Mortgage-backed securities	199	5.84	16,612	4.92	284,512	3.98	739,135	4.00	1,040,458	4.01
Municipal securities	1,018	4.70	4,323	4.53	25,983	4.07	149,032	4.40	180,356	4.00
Federal Reserve Bank stock	6,378	6.00	—	—	—	—	—	—	6,378	6.00
Federal Home Loan Bank stock	36,770	1.50	—	—	—	—	—	—	36,770	1.50
Other securities	1,044	0.95	152	3.28	1,697	2.80	50	3.19	2,943	2.17
Federal funds sold	45,380	1.02	—	—	—	—	—	—	45,380	1.02
Interest-bearing deposits	7,298	1.14	—	—	—	—	—	—	7,298	1.14

Total investments	$123,191	1.72%	$282,223	3.22%	$317,197	3.98%	$888,217	4.07%	$1,610,828	3.72%

  Other Assets

      Other assets were $199.5 million at March 31, 2004, an increase of $5.9 million from $193.6 million at December 31, 2003. This increase is primarily attributable to increases in factored receivables. Factored receivables were $37.5 million at March 31, 2004, an increase of $5.5 million, or 17%, from $32.0 million at December 31, 2003. Factored receivables result from providing operating funds to businesses by converting their accounts receivable to cash.

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

      The Company had $181.2 million and $156.4 million of its deposits classified as brokered funds at March 31, 2004 and December 31, 2003, respectively. The Bank’s brokered deposits are attributable to a major treasury management relationship whereby the Bank provides banking and treasury management services to mortgage companies throughout the United States. Under this relationship, a referring source, whose business is to lend money to mortgage companies, introduces its customers to the Bank. Deposits garnered as a result of those introductions are classified as brokered deposits for financial and regulatory reporting purposes. In spite of this classification, management believes that the deposits in question are stable and relationship-based and that they do not have the characteristics or risks normally associated with brokered deposits.

      The Company’s ratio of average noninterest-bearing demand deposits to average total deposits for the periods ended March 31, 2004 and December 31, 2003 was 33% and 31%, respectively.

      The average daily balances and weighted average rates paid on deposits for the three months ended March 31, 2004 and the year ended December 31, 2003 are presented below:

	March 31, 2004		December 31, 2003

	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Interest-bearing demand	$60,359	0.36%	$45,493	0.22%
Regular savings	136,373	0.26	115,211	0.33
Premium yield	945,497	0.77	847,045	0.96
Money market savings	830,969	0.61	827,816	0.80
Time deposits less than $100,000	283,020	2.36	283,670	2.67
Time deposits $100,000 and over	624,178	1.67	629,749	1.85
IRA’s, QRP’s and other	97,991	2.47	91,509	2.74

Total interest-bearing deposits	2,978,387	1.09%	2,840,493	1.30%

Noninterest-bearing deposits	1,491,064		1,281,546

Total deposits	$4,469,451		$4,122,039

      The following table sets forth the maturity of the Company’s time deposits that are $100,000 or greater as of the dates indicated:

	March 31,	December 31,
	2004	2003

	(Dollars in thousands)
3 months or less	$402,572	$417,384
Between 3 months and 6 months	86,920	60,101
Between 6 months and 1 year	76,377	78,948
Over 1 year	92,806	86,157

Total time deposits $100,000 and over	$658,675	$642,590

  Short-term Borrowings

      Securities sold under repurchase agreements and short-term borrowings generally represent borrowings with maturities ranging from one to thirty days. Short-term borrowings consist of federal funds purchased and overnight borrowings with the Federal Home Loan Bank (“the FHLB”). Information relating to these borrowings at March 31, 2004 and December 31, 2003 is summarized as follows:

	March 31,	December 31,
	2004	2003

	(Dollars in thousands)
Securities sold under repurchase agreements:
Average	$288,316	$261,320
Period-end	305,750	285,571
Maximum month-end balance during period	305,750	303,764
Interest rate:
Weighted average for the period	0.72%	0.88%
Weighted average at period-end	0.73%	0.72%
Short-term borrowings:
Average	$458,258	$276,193
Period-end	285,958	473,154
Maximum month-end balance during period	578,698	473,154
Interest rate:
Weighted average for the period	1.01%	1.11%
Weighted average at period-end	1.02%	0.98%

  Interest Rate Sensitivity

      Asset and liability management is concerned with the timing and magnitude of the repricing of assets as compared to liabilities. It is the objective of the Company to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, management’s strategy is to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Company adjusts its interest sensitivity during the year through changes in the mix of assets and liabilities and may use interest rate products such as interest rate swap and cap agreements. The Company’s asset and liability management strategy is formulated and monitored by the Asset Liability Management Committee (“the ALCO”), which is composed of senior officers of the Bank and two independent directors, in accordance with the Committee’s charter and policies approved by the Bank’s Board of Directors. The ALCO meets monthly to review, among other things, the sensitivity of the Bank’s assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The ALCO also establishes pricing and funding decisions with respect to the Bank’s overall asset and liability composition. The ALCO reviews the Bank’s liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, retail and institutional deposit activity, current market conditions, and interest rates on both a local and national level.

      To effectively measure and manage interest rate risk, the Company uses simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

      The following table presents an analysis of the sensitivity inherent in the Company’s net interest income and market value of portfolio equity. The data used to prepare the table is as of March 31, 2004, which may not be representative of average balances at any other time period. This analysis is reviewed by management on a monthly basis. The results are impacted by changes in the composition of the balance sheet. Management believes that, based on available information, the Bank has been and will continue to be slightly asset sensitive. The interest rate scenarios presented in the table include interest rates at March 31, 2004 and December 31, 2003 as adjusted by instantaneous rate changes upward of up to 200 basis points and downward of up to -100 basis points. Each rate scenario reflects unique prepayment and repricing assumptions. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value sensitivity analysis presented includes assumptions that (i) the composition of the Company’s interest sensitive assets and liabilities existing at period end will remain constant over the twelve month measurement periods, and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.

	Change in Interest Rates

	-100	-50	0	+100	+200

Impact on net interest income:
Next 12 months:
March 31, 2004	(2.27)%	(0.53)%	0.00%	2.68%	5.43%
December 31, 2003	(1.20)%	0.25%	0.00%	1.23%	3.33%
Months 13 to 24:
March 31, 2004	(5.49)%	(2.20)%	0.00%	5.53%	9.95%
December 31, 2003	(4.37)%	(1.43)%	0.00%	3.37%	6.65%
Impact on market value of portfolio equity:
March 31, 2004	(3.23)%	(0.92)%	0.00%	0.28%	0.29%
December 31, 2003	(2.49)%	(0.49)%	0.00%	(0.32)%	(0.39)%

      Interest rate sensitivity (“GAP”) is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A GAP is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. While GAP is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure. For this reason, the Company relies on simulation analysis to manage interest rate risk. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively, even if an institution were perfectly matched in each maturity category.

      The Company’s one-year cumulative GAP position at March 31, 2004 was a positive $795.0 million or 13% of assets. This is a one-day position that is continually changing and is not indicative of the Company’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, management believes that a GAP analysis alone does not accurately measure the magnitude of changes in net interest income because changes in interest rates do not impact all categories of assets, liabilities, and off-balance sheet instruments equally or simultaneously.

      The following table sets forth an interest rate sensitivity analysis for the Company as of March 31, 2004 and December 31, 2003.

			One Year to	More than	Total rate	Total non-
	0-90 Days	91-365 Days	Three Years	Three Years	sensitive	rate sensitive	Total

	(Dollars in thousands)
As of March 31, 2004
Cash and due from banks	$—	$—	$—	$—	$—	$290,796	$290,796
Federal funds sold and other cash equivalents	52,678	—	—	—	52,678	—	52,678
Securities	134,922	292,449	369,121	780,485	1,576,977	—	1,576,977
Loans	2,138,679	607,329	663,051	396,164	3,805,223	17,671	3,822,894
Allowance for loan losses	—	—	—	—	—	(48,071)	(48,071)
Other assets	—	—	—	—	—	418,944	418,944

Total assets	$2,326,279	$899,778	$1,032,172	$1,176,649	$5,434,878	$679,340	$6,114,218

Deposits	$878,385	$708,991	$615,189	$874,732	$3,077,297	$1,625,647	$4,702,944
Securities sold under repurchase agreements and other borrowings	691,820	100,348	3,033	7,257	802,458	—	802,458
Junior subordinated deferrable interest debentures	51,547	—	—	—	51,547	—	51,547
Other liabilities	—	—	—	—	—	34,038	34,038
Shareholders’ equity	—	—	—	—	—	523,231	523,231

Total liabilities and shareholders’ equity	$1,621,752	$809,339	$618,222	$881,989	$3,931,302	$2,182,916	$6,114,218

Period GAP	$704,527	$90,439	$413,950	$294,660	$1,503,576
Cumulative GAP	$704,527	$794,966	$1,208,916	$1,503,576	$1,503,576
Period GAP to total assets	11.52%	1.48%	6.77%	4.82%	24.59%
Cumulative GAP to total assets	11.52%	13.00%	19.77%	24.59%	24.59%
As of December 31, 2003
Period GAP	$470,958	$(108,540)	$489,436	$462,450	$1,314,304
Cumulative GAP	$470,958	$362,418	$851,854	$1,314,304	$1,314,304
Period GAP to total assets	7.92%	(1.83)%	8.23%	7.78%	22.10%
Cumulative GAP to total assets	7.92%	6.09%	14.32%	22.10%	22.10%

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

      Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Core deposits include all deposits, except certificates of deposit and other time deposits of $100,000 and over. Average core deposits funded approximately 72% of total interest-earning assets for the three months ended March 31, 2004 and 73% for the same period in 2003.

      Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Bank has access to the FHLB for borrowing purposes. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources, or operations.

      The following table compares the Company’s and the Bank’s reported leverage and risk-weighted capital ratios as of March 31, 2004 and December 31, 2003 to the minimum regulatory standards:

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

	(Dollars in thousands)
As of March 31, 2004
Total Capital (to Risk Weighted Assets):
The Company	$545,704	10.76%	$405,675	8.00%	$	N/A	N/A	%
The Bank	542,042	10.71	404,998	8.00		506,247	10.00
Tier 1 Capital (to Risk Weighted Assets):
The Company	497,633	9.81	202,837	4.00		N/A	N/A
The Bank	493,428	9.75	202,499	4.00		404,998	8.00
Tier 1 Capital (to Average Assets):
The Company	497,633	8.35	179,276	3.00		N/A	N/A
The Bank	493,428	8.29	178,554	3.00		297,590	5.00
As of December 31, 2003
Total Capital (to Risk Weighted Assets):
The Company	558,858	11.90	375,630	8.00		N/A	N/A
The Bank	504,960	10.77	375,132	8.00		468,915	10.00
Tier 1 Capital (to Risk Weighted Assets):
The Company	515,850	10.99	187,815	4.00		N/A	N/A
The Bank	461,438	9.84	187,566	4.00		375,132	8.00
Tier 1 Capital (to Average Assets):
The Company	515,850	9.15	169,086	3.00		N/A	N/A
The Bank	461,438	8.20	168,917	3.00		281,529	5.00

  Critical Accounting Policies

      The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the condensed consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

      The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its condensed consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors, including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See the Company’s Annual Report on Form 10-K, “— Financial Condition — Credit Management” for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under this standard, goodwill is not amortized, but instead is tested for impairment at least annually. Other acquired intangible assets determined to have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset. In addition, impairment testing is performed periodically on these amortizing intangible assets.

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

  Other Matters

      On May 15, 2003, the Financial Accounting Standards Board (“the FASB”) approved SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments, including mandatorily redeemable preferred securities, were previously classified as equity or as mezzanine debt. On October 29, 2003, the FASB deferred the effective date for certain provisions of SFAS No. 150. The Company adopted this statement with no impact on its financial condition or results of operations.

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

      On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 summarizes the view of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments including recognition of the loan commitment and financial statement disclosures. The Company does not expect the requirements of SAB No. 105 to have a material impact on its financial condition or results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes since December 31, 2003. See the Company’s Annual Report on Form 10-K, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Liquidity.”

ITEM 4.  Controls and Procedures

      Management has dedicated extensive time, resources, and capital to the development and implementation of a comprehensive enterprise-wide risk management system (“ERM”). The process placed all activities of the Company into 14 processes with 11 process owners. In the initial assessment, a catalogue of the key risks in the Company were identified for ongoing monitoring. Detailed risk assessments were then conducted to determine the risk profile. Infrastructure supporting the ERM includes a Board Risk Committee, an internal Risk Management Committee, and centralized Risk Management supervision. An automated application, Enterprise Risk Management System (“ERMS”), has also been developed to facilitate execution of this methodology. The basic ERMS has been implemented and is updated on a regular basis. Management is in the process of developing measurement criteria and risk performance indicators for the various risk processes.

      The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2004 and concluded that those disclosure controls and procedures are effective.

      There have been no changes in the Company’s internal controls or in other factors known to the Company that could significantly affect these disclosure controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

      While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine, and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

      With respect to the unaudited financial information of Southwest Bancorporation of Texas, Inc. for the three month periods ended March 31, 2004 and 2003 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 29, 2004 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

      None.

ITEM 2.  Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

(c)
			Total Number	(d)
	(a)		of Shares	Maximum Number
	Total	(b)	Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased(1)	per Share	or Programs	or Programs

January, 2004	24,870	$37.09	—	—
February, 2004	—	—	—	—
March, 2004	—	—	—	—

Total	24,870	$37.09	—	—

(1) Shares were received in payment of the exercise price of stock options.

ITEM 3.  Defaults upon Senior Securities

      None.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

      None.

ITEM 5.  Other Information

      None.

ITEM 6.  Exhibits and Reports on Form 8-K

a.) Exhibits:

*15	.1	Awareness Letter of PricewaterhouseCoopers LLP.
*31	.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.) Reports on Form 8-K:

      Three reports on Form 8-K were filed or furnished by the Company during the three months ended March 31, 2004:

i.)	A Current Report on Form 8-K dated January 19, 2004 was furnished on January 20, 2004; Item 7(c) and Item 12, reporting earnings results for the fiscal year 2003.

ii.)	A Current Report on Form 8-K dated January 27, 2004 was furnished on January 29, 2004; Item 7(c), Item 9, regarding presentation of certain data to investors.

iii.)	A Current Report on Form 8-K dated February 2, 2004 was filed on February 2, 2004; Item 5 and Item 7(c), announcing the completion of its merger with Reunion Bancshares, Inc.

* Filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL B. MURPHY, JR. Paul B. Murphy, Jr.	Director and Chief Executive Officer (Principal Executive Officer)	May 3, 2004

/s/ RANDALL E. MEYER Randall E. Meyer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 3, 2004

/s/ SCOTT J. MCLEAN Scott J. McLean	President	May 3, 2004

/s/ LAURENCE L. LEHMAN III Laurence L. Lehman III	Senior Vice President and Controller (Principal Accounting Officer)	May 3, 2004

EXHIBIT INDEX

Exhibit
Number		Description

*15	.1	Awareness Letter of PricewaterhouseCoopers LLP.
*31	.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith