Form 10-Q
period 2004-06-30
SOUTHWEST BANCORP OF TEXAS INC
filed 2004-08-09
CIK 1027258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

            SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

      There were 69,159,150 shares of the Registrant’s Common Stock outstanding as of the close of business on July 30, 2004.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Southwest Bancorporation of Texas, Inc.:

      We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiaries (“the Company”) as of June 30, 2004, and the related condensed consolidated statement of income for the three-month and six-month periods ended June 30, 2004 and 2003, the condensed consolidated statement of changes in shareholders’ equity for the six-month period ended June 30, 2004, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

      We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We previously audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, of changes in shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/     PricewaterhouseCoopers LLP

Houston, Texas

July 29, 2004

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

	June 30,	December 31,
	2004	2003

	(Dollars in thousands, except
	per share amounts)
ASSETS
Cash and due from banks	$270,551	$390,890
Federal funds sold and other cash equivalents	45,612	94,908

Total cash and cash equivalents	316,163	485,798
Securities available for sale	1,624,540	1,549,398
Loans held for sale	97,929	96,899
Loans held for investment, net of allowance for loan losses of $47,492 and $43,008	3,864,720	3,448,665
Premises and equipment, net	138,156	117,951
Accrued interest receivable	23,456	21,630
Goodwill	54,998	25,647
Core deposit intangibles	10,653	6,185
Other assets	210,827	193,563

Total assets	$6,341,442	$5,945,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — noninterest-bearing	$1,622,348	$1,513,038
Demand — interest-bearing	62,316	43,452
Money market accounts	1,854,181	1,709,755
Savings	144,194	131,059
Time, $100 and over	746,200	642,590
Other time	350,930	363,345

Total deposits	4,780,169	4,403,239
Securities sold under repurchase agreements	518,719	285,571
Other borrowings	461,600	679,812
Junior subordinated deferrable interest debentures	51,547	51,547
Accrued interest payable	1,548	1,822
Other liabilities	17,679	24,424

Total liabilities	5,831,262	5,446,415

Commitments and contingencies
Shareholders’ equity:
Preferred stock — $0.01 par value, 1,000,000 shares authorized; 0 issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock — $1 par value, 150,000,000 shares authorized; 69,148,940 issued and 69,068,502 outstanding at June 30, 2004; 68,458,286 issued and 68,427,798 outstanding at December 31, 2003	69,149	68,458
Additional paid-in capital	73,618	65,380
Retained earnings	395,453	368,069
Deferred compensation	(6,116)	(4,215)
Accumulated other comprehensive income (loss)	(20,576)	2,050
Treasury stock, at cost — 80,438 shares and 30,488 shares, respectively	(1,348)	(421)

Total shareholders’ equity	510,180	499,321

Total liabilities and shareholders’ equity	$6,341,442	$5,945,736

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$51,289	$46,988	$100,921	$92,143
Securities:
Taxable	12,351	10,250	25,166	20,985
Tax-exempt	2,327	1,239	4,061	2,455
Federal funds sold and other	119	284	308	491

Total interest income	66,086	58,761	130,456	116,074

Interest expense:
Deposits	8,408	9,535	16,478	19,641
Borrowings	2,660	2,050	5,592	4,176

Total interest expense	11,068	11,585	22,070	23,817

Net interest income	55,018	47,176	108,386	92,257
Provision for loan losses	3,000	3,000	5,000	6,000

Net interest income after provision for loan losses	52,018	44,176	103,386	86,257

Noninterest income:
Service charges on deposit accounts	11,190	9,316	22,230	18,932
Investment services	2,885	2,430	5,855	4,725
Other fee income	5,399	3,959	10,352	7,607
Bank-owned life insurance income	1,906	1,195	3,397	2,385
Other operating income	1,382	918	2,779	2,286
Gain on sale of loans, net	712	1,146	1,289	2,246
Gain (loss) on sale of securities, net	(25)	1,115	1	1,150

Total noninterest income	23,449	20,079	45,903	39,331

Noninterest expenses:
Salaries and employee benefits	30,084	24,076	59,327	47,902
Occupancy expense	8,887	6,885	17,145	13,384
Professional services	2,780	2,147	5,100	4,214
Core deposit intangible amortization expense	1,008	—	1,911	—
Other operating expenses	9,129	8,055	19,751	15,174

Total noninterest expenses	51,888	41,163	103,234	80,674

Income before income taxes	23,579	23,092	46,055	44,914
Provision for income taxes	7,358	7,129	14,547	13,877

Net income	$16,221	$15,963	$31,508	$31,037

Earnings per common share:
Basic	$0.24	$0.23	$0.46	$0.46

Diluted	$0.23	$0.23	$0.45	$0.45

Dividends per common share	$0.03	$—	$0.06	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

								Accumulated
								Other
	Preferred Stock		Common Stock		Additional			Comprehensive		Total
					Paid-in	Retained	Deferred	Income	Treasury	Shareholders’
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Compensation	(Loss)	Stock	Equity

	(Dollars in thousands, except per share amounts)
BALANCE, DECEMBER 31, 2003	—	$—	68,458,286	$68,458	$65,380	$368,069	$(4,215)	$2,050	$(421)	$499,321
Exercise of stock options			556,526	557	5,611					6,168
Issuance of restricted common stock, net of shares forfeited into Treasury			126,500	126	2,503		(2,629)			—
Issuance of non-employee director stock			7,628	8	124					132
Purchase of treasury stock									(927)	(927)
Deferred compensation amortization							728			728
Cash dividends, $0.06 per common share						(4,124)				(4,124)
Comprehensive income:
Net income for the six months ended June 30, 2004						31,508				31,508
Net change in unrealized appreciation (depreciation) on securities available for sale, net of deferred taxes of $12,274								(22,793)		(22,793)
Reclassification adjustment for losses included in net income, net of deferred taxes of ($89)								167		167

Total comprehensive income										8,882

BALANCE, JUNE 30, 2004	—	$—	69,148,940	$69,149	$73,618	$395,453	$(6,116)	$(20,576)	$(1,348)	$510,180

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,

	2004	2003

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$31,508	$31,037
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,000	6,000
Depreciation	7,027	5,460
Provision for mortgage servicing rights in excess of fair value	—	234
Realized gain on securities available for sale, net	(1)	(1,150)
Gain on sale of premises and equipment, net	(2)	(12)
Amortization and accretion of securities’ premiums and discounts, net	3,189	5,118
Amortization of mortgage servicing rights	1,206	2,594
Amortization of computer software	3,125	2,203
Amortization of core deposit intangibles	1,911	—
Other amortization	728	644
Income tax benefit from exercise of stock options	1,880	864
Net change in:
Loans held for sale	(1,030)	8,605
Other assets and liabilities, net	(4,720)	5,967

Net cash provided by operating activities	49,821	67,564

Cash flows from investing activities:
Proceeds from maturity and call of securities available for sale	25,810	44,174
Proceeds from sale of securities available for sale	559,839	212,700
Principal paydowns of mortgage-backed securities available for sale	166,551	277,537
Purchase of securities available for sale	(834,392)	(640,297)
Purchase of Federal Reserve Bank stock	(3,400)	—
Purchase of Federal Home Loan Bank stock	(11,705)	(339)
Proceeds from redemption of FHLB stock	15,102	—
Net increase in loans held for investment	(269,608)	(167,081)
Proceeds from sale of premises and equipment	733	48
Purchase of premises and equipment	(28,722)	(12,863)
Purchase of mortgage servicing rights	—	(249)
Acquisition of Reunion Bancshares, Inc. (net of cash acquired of $30,596)	(19,404)	—
Investment in unconsolidated equity investees	(2,298)	—

Net cash used in investing activities	(401,494)	(286,370)

Cash flows from financing activities:
Net increase in noninterest-bearing demand deposits	51,023	53,426
Net increase in time deposits	71,015	127,439
Net increase in other interest-bearing deposits	47,827	46,539
Net increase (decrease) in securities sold under repurchase agreements	233,148	(39,886)
Net decrease in other short-term borrowings	(122,193)	(60,802)
Proceeds from long-term borrowings	2,200	100,000
Payments on long-term borrowings	(100,219)	(192)
Payments of cash dividends	(4,124)	—
Net proceeds from exercise of stock options	4,288	1,746
Purchase of treasury stock	(927)	—

Net cash provided by financing activities	182,038	228,270

Net increase (decrease) in cash and cash equivalents	(169,635)	9,464
Cash and cash equivalents at beginning of period	485,798	535,364

Cash and cash equivalents at end of period	$316,163	$544,828

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (“the Company”) and its direct and indirect wholly-owned subsidiaries except for those where it has been determined that the Company is not the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46 (“FIN No. 46”). All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position at June 30, 2004 and December 31, 2003, consolidated net income for the three and six months ended June 30, 2004 and 2003, consolidated cash flows for the six months ended June 30, 2004 and 2003, and consolidated changes in shareholders’ equity for the six months ended June 30, 2004. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

      On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 summarizes the view of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments including recognition of the loan commitment and financial statement disclosures. The requirements of SAB No. 105 did not have a material impact on the financial condition or results of operations of the Company.

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

      If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in thousands, except per share amounts)
Net income
As reported	$16,221	$15,963	$31,508	$31,037
Pro forma	$15,668	$15,430	$30,349	$29,762
Stock-based compensation cost, net of income taxes
As reported	$252	$237	$495	$445
Pro forma	$805	$770	$1,654	$1,720
Basic earnings per common share
As reported	$0.24	$0.23	$0.46	$0.46
Pro forma	$0.23	$0.23	$0.44	$0.44
Diluted earnings per common share
As reported	$0.23	$0.23	$0.45	$0.45
Pro forma	$0.22	$0.22	$0.43	$0.43

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

      The merger was a cash transaction with $43.5 million paid at closing and an additional $6.5 million deposited into an escrow account. The release of this account is contingent upon the performance of the loan portfolio and other potential liabilities over a three-year period. The purchase price was funded through the proceeds of the junior subordinated deferrable interest debentures.

      The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair value at the date of the merger. The excess of the purchase price over the estimated fair values of the net assets acquired was $29.2 million, which was recorded as goodwill, none of which is expected to be deductible for tax purposes. Goodwill is evaluated annually for possible impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

      The following table summarized the estimated fair value of the assets acquired and liabilities assumed at the date of the merger.

January 31, 2004

(Dollars in thousands)
Cash	$30,596
Securities	30,946
Loans	163,822
Loan discount	(1,038)
Allowance for loan losses	(2,116)
Goodwill	29,155
Core deposit intangibles	6,379
Other assets	3,779
Deposits	(207,026)
Deposit premium	(39)
Borrowings	(2,000)
Other liabilities	(2,458)

Cash paid	$50,000

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

	Pro forma		Pro forma
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in thousands, except per share amounts)
Net interest income after provision for loan losses and noninterest income	$75,467	$70,438	$149,983	$137,743
Income before income taxes	23,579	28,489	46,122	50,995
Net income	16,221	19,646	31,555	35,275
Earnings per common share, basic	$0.24	$0.29	$0.46	$0.52
Earnings per common share, diluted	$0.23	$0.28	$0.45	$0.51

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

      On May 20, 2004, the Company and Southwest Bank of Texas National Association entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Klein Bancshares, Inc. (“Klein”), whereby Klein will merge into the Company. Klein is the parent company of Klein Bank located in northwest Harris County and Montgomery County, Texas. The Merger Agreement, which is subject to approval of the shareholders of Klein and various regulatory authorities, provides for a cash and common stock transaction valued at $165.0 million. At June 30, 2004, Klein had total assets of $597.3 million, total loans of $165.4 million and total deposits of $540.3 million. The transaction is expected to close in the fourth quarter of 2004.

3.	Comprehensive Income

      Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in thousands)
Net income	$16,221	$15,963	$31,508	$31,037
Net change in unrealized appreciation (depreciation) on securities available for sale, net of deferred tax	(31,464)	2,400	(22,793)	1,846
Reclassification adjustment for (gains) losses included in net income, net of deferred tax	(321)	(1,704)	167	(1,744)

Total comprehensive income (loss)	$(15,564)	$16,659	$8,882	$31,139

4.	Mortgage Servicing Rights

      The Company originates residential and commercial mortgage loans both for its own portfolio and to sell to investors with servicing rights retained through its ownership of Mitchell. Mitchell also purchases mortgage servicing rights.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Mortgage servicing assets are periodically evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as loan type, interest rates and original loan terms (primarily 15 and 30 years). Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage servicing rights relative to their book value. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. Any provision and subsequent recovery would be recorded as a component of other fee income in the accompanying statement of income.

      The following table summarizes the changes in capitalized mortgage servicing rights for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in thousands)
Mortgage servicing rights:
Balance, beginning of period	$7,926	$10,095	$8,299	$10,628
Originations	286	517	500	1,027
Purchases	—	163	—	249
Amortization	(619)	(1,465)	(1,206)	(2,594)

Balance, end of period	7,593	9,310	7,593	9,310

Valuation allowance:
Balance, beginning of period	—	2,371	—	2,371
Provision	—	234	—	234
Recovery	—	—	—	—

Balance, end of period	—	2,605	—	2,605

Mortgage servicing rights, net	$7,593	$6,705	$7,593	$6,705

      Loans serviced for others totaled $885.3 million at June 30, 2004 and $978.7 million at June 30, 2003. Capitalized mortgage servicing rights represent 86 basis points and 69 basis points of the portfolio serviced at June 30, 2004 and June 30, 2003, respectively.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5.     Earnings Per Common Share

      Earnings per common share is computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share amounts)
Net income	$16,221	$15,963	$31,508	$31,037

Divided by average common shares and common share equivalents:
Average common shares outstanding	68,746	67,928	68,646	67,754
Average common shares issuable under the stock option plan	1,782	1,528	1,760	1,526

Total average common shares and common share equivalents	70,528	69,456	70,406	69,280

Basic earnings per common share	$0.24	$0.23	$0.46	$0.46

Diluted earnings per common share	$0.23	$0.23	$0.45	$0.45

      Stock options outstanding of 47,000 and 414,000 for the three months ended June 30, 2004 and 2003, respectively, and 181,000 and 1,016,000 for the six months ended June 30, 2004 and 2003, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.

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

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Summarized financial information by operating segment for the three and six months ended June 30, 2004 and 2003 follows:

	Three Months Ended June 30,

	2004				2003

	Bank	Mortgage	Eliminations	Consolidated	Bank	Mortgage	Eliminations	Consolidated

	(Dollars in thousands)
Interest income	$63,965	$3,504	$(1,383)	$66,086	$56,261	$3,904	$(1,404)	$58,761
Interest expense	11,068	1,383	(1,383)	11,068	11,585	1,404	(1,404)	11,585

Net interest income	52,897	2,121	—	55,018	44,676	2,500	—	47,176
Provision for loan losses	1,967	1,033	—	3,000	2,686	314	—	3,000
Noninterest income	21,527	1,922	—	23,449	18,505	1,574	—	20,079
Noninterest expense	49,325	2,563	—	51,888	38,494	2,669	—	41,163

Income before income taxes	$23,132	$447	$—	$23,579	$22,001	$1,091	$—	$23,092

	Six Months Ended June 30,

	2004				2003

	Bank	Mortgage	Eliminations	Consolidated	Bank	Mortgage	Eliminations	Consolidated

	(Dollars in thousands)
Interest income	$126,055	$7,050	$(2,649)	$130,456	$111,099	$7,803	$(2,828)	$116,074
Interest expense	22,070	2,649	(2,649)	22,070	23,817	2,828	(2,828)	23,817

Net interest income	103,985	4,401	—	108,386	87,282	4,975	—	92,257
Provision for loan losses	3,901	1,099	—	5,000	5,604	396	—	6,000
Noninterest income	42,524	3,379	—	45,903	36,008	3,323	—	39,331
Noninterest expense	98,335	4,899	—	103,234	75,416	5,258	—	80,674

Income before income taxes	$44,273	$1,782	$—	$46,055	$42,270	$2,644	$—	$44,914

Total assets	$6,311,259	$318,087	$(287,904)	$6,341,442	$5,413,743	$297,093	$(268,704)	$5,442,132

      Intersegment interest was paid to the bank by the mortgage company in the amount of $1.4 million for each of the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, intersegment interest was $2.6 million and $2.8 million, respectively. Advances from the bank to the mortgage company of $287.9 million and $268.7 million were eliminated in consolidation at June 30, 2004 and 2003, respectively.

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

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit. Commitments to extend credit were $2.60 billion at June 30, 2004 and $2.14 billion at December 31, 2003.

      Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain certain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit were $291.7 million at June 30, 2004 and $227.0 million at December 31, 2003. As of June 30, 2004 and December 31, 2003, $503,000 and $248,000, respectively, has been recorded as a liability for the fair value of the Company’s potential obligations under these agreements.

8.     Goodwill and Core Deposit Intangibles

      Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the six months ended June 30, 2004 were as follows:

		Core Deposit
	Goodwill	Intangibles

	(Dollars in thousands)
Balance, December 31, 2003	$25,647	$6,185
Acquisition of Lone Star	29,155	6,379
Adjustment to acquisition of Maxim	196	—
Amortization	—	(1,911)

Balance, June 30, 2004	$54,998	$10,653

      The following table shows the estimated future amortization expense for core deposit intangibles:

Core Deposit
Intangibles

(Dollars in thousands)
Remaining 2004	$1,584
2005	2,499
2006	1,774
2007	1,356
2008	1,043
Thereafter	2,397

9.     Common Stock Cash Dividend

      On May 5, 2004, the Company’s Board of Directors declared a cash dividend of $0.03 cents per common share paid on June 15, 2004 to shareholders of record as of June 1, 2004.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

10.     Common Stock Dividend

      On June 17, 2004, the Company declared a stock dividend payable at the rate of one share of the Company’s common stock for each share of the Company’s common stock issued and outstanding as of July 1, 2004, payable on July 15, 2004, to the holders of record as of the close of business on July 1, 2004. This stock dividend has been given retroactive effect in the accompanying financial statements and related notes. In addition, earnings per share data has been restated for all periods presented.

11.     Supplemental Cash Flow Information

      Supplemental cash flow information for the six months ended June 30, 2004 and 2003 is as follows:

	Six Months
	Ended June 30,

	2004	2003

	(Dollars in
	thousands)
Non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$9,221	$3,375

      The Company acquired Lone Star for $50.0 million. In conjunction with the acquisition, liabilities were assumed as follows:

January 31, 2004

(Dollars in thousands)
Fair value of assets acquired	$261,523
Cash paid for the capital stock	(50,000)

Liabilities assumed	$211,523

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

      Total assets at June 30, 2004 and December 31, 2003 were $6.34 billion and $5.95 billion, respectively. This growth was the result of a favorable economy, the addition of new loan officers, the merger with Lone Star, and the Company’s overall growth strategy. In addition, the Company successfully completed during the period ending June 30, 2004 an aggressive marketing campaign designed to attract new loan and deposit customers. Gross loans were $4.01 billion at June 30, 2004, an increase of $421.6 million, or 12%, from $3.59 billion at December 31, 2003. Deposits increased to $4.78 billion at June 30, 2004 from $4.40 billion at December 31, 2003. As of June 30, 2004, approximately $145.8 million of loans and $212.4 million of deposits relate to the former Lone Star branches. Shareholders’ equity was $510.2 million and $499.3 million at June 30, 2004 and December 31, 2003, respectively.

      For the three months ended June 30, 2004, net income was $16.2 million ($0.23 per diluted common share) compared to $16.0 million ($0.23 per diluted common share) for the same period in 2003, an increase of 2%. For the six months ended June 30, 2004, net income was $31.5 million ($0.45 per diluted common share) compared to $31.0 million ($0.45 per diluted common share) for the same period in 2003, an increase of 2%. Return on average assets and return on average common shareholders’ equity for the three months ended June 30, 2004 was 1.06% and 12.66%, respectively, as compared to 1.25% and 13.60% for the three months ended June 30, 2003. For the six months ended June 30, 2004, return on average assets and return on average common shareholders’ equity was 1.04% and 12.35%, respectively, as compared to 1.24% and 13.54% for the six months ended June 30, 2003. Return on average assets is calculated by dividing annualized net income by the daily average of total assets. Return on average common shareholders’ equity is calculated by dividing annualized net income by the daily average of common shareholders’ equity.

      Two principal components of the Company’s growth strategy are expansion through de novo branching and strategic merger transactions. During 2003, three new branches were opened in the Houston metropolitan area and the merger with Maxim was completed in July 2003, adding eight branches in Galveston County. The merger with Lone Star, announced in October 2003, closed on January 31, 2004. This transaction adds five branches in Dallas and initiated the Company’s entry into the important Dallas/ Metroplex market. Additionally, in May 2004, the Company announced plans for a merger with Klein Bank. Completion of this transaction, which will result in the addition of 27 branches in Northwest Harris County and Montgomery County, is targeted for October 2004. The Company opened an operations center in Dallas during the second quarter of 2004 to enable it to offer its treasury management products to commercial businesses in that market.

      Net interest margin, defined as annualized net interest income divided by average interest-earning assets, for the three months ended June 30, 2004 was 3.99%, down from 4.09% for the three months ended June 30, 2003. For the six months ended June 30, 2004, net interest margin was 4.01%, a decrease from 4.10% at June 30, 2003. The decline in the net interest margin was due to lower yields on the loan portfolio and to lower yields realized on the securities portfolio reflecting the effects of declines in the level of interest rates as managed by the Federal Reserve Board. Declines in the yields on interest-earning assets were partially offset by reductions in the cost of interest-bearing liabilities. Demand deposits are a significant funding source and averaged 34% of total deposits for the three months ended June 30, 2004, as compared to 30% for the same period last year. For the six months ended June 30, 2004, demand deposits averaged 33% of total deposits, as compared to 30% for the same period last year.

      Noninterest income is an important component of the Company’s net income and comprises 30% of total revenue, defined as net interest income plus noninterest income, for the three and six months ended June 30, 2004. Noninterest income increased $3.4 million, or 17%, to $23.4 million for the three months ended June 30, 2004, compared to $20.1 for the same period in 2003. For the six months ended June 30, 2004, noninterest income increased $6.6 million, or 17%, to $45.9 million, as compared to $39.3 million for the same period last year. The primary drivers of the increase were continued growth in service charge income arising from the sale of treasury management products to commercial customers and the mergers with Maxim and Lone Star, the increase in net non-sufficient funds charges on retail deposit accounts, and improved results from mortgage servicing, letter of credit activity, and sale of investment products and services.

      The growth in noninterest expenses was affected by the mergers with Maxim and Lone Star as well as the hiring of additional personnel and additional expenditures to support the Company’s growth. Noninterest expenses increased $10.7 million, or 26%, to $51.9 million for the three months ended June 30, 2004, compared to $41.2 million for the same period in 2003. For the six months ended June 30, 2004, noninterest expenses increased $22.5 million, or 28%, to $103.2 million, compared to $80.7 million for the same period last year. The Company continues to invest in its technology infrastructure to accommodate the growth in its various business activities, including the sale of treasury management products and services, as well as to continually upgrade its capabilities to meet customer and data security requirements. In addition, growth in personnel and branch facilities and the amortization of core deposit intangibles resulting from recent mergers affected the overall level of expenses for the quarter.

      Credit quality is an area of importance to the Company and asset quality indicators remained positive in the second quarter of 2004. Net charge-offs were 0.38% of average loans compared to 0.35% for the same period in the prior year. For the six months ended June 30, 2004, net charge-offs were 0.14% of average loans compared to 0.25% for the same period in 2003. Nonperforming assets to total loans and other real estate was 0.61% at June 30, 2004, a decrease from 0.68% at June 30, 2003. The allowance for loan losses to nonperforming loans was 380.76% at June 30, 2004, compared to 204.70% at June 30, 2003. Although loans grew by 19% at June 30, 2004 compared to the same period last year, there was no material change in the composition of the loan portfolio.

      The Company’s capital position remains strong. Its Tier I Capital Ratio of 9.51% and Total Capital ratio of 10.39% were augmented by the issuance of $50.0 in trust preferred securities by SWBT Statutory Trust I (which is not consolidated for reporting purposes) in October 2003. The proceeds of this issuance were used in January 2004 to fund the merger with Lone Star. See the Company’s Annual Report on Form 10-K, “— Financial Condition — Liquidity.”

Results of Operations

Interest Income

      Interest income for the three months ended June 30, 2004 was $66.1 million, an increase of $7.3 million, or 12%, from the three months ended June 30, 2003. This increase in interest income is due to a $921,000 increase in average interest-earning assets to $5.54 billion for the three months ended June 30, 2004, a 20% increase from the same period last year. This increase is partially offset by a decrease in the average yield on interest-earning assets to 4.79% for the three months ended June 30, 2004, a decrease of 31 basis points when compared to the same period in 2003. For the six months ended June 30, 2004, interest income was $130.5 million, an increase of $14.4 million, or 12%, from the same period in 2003. This increase in interest income is due to a $898,000 increase in average interest-earning assets to $5.44 billion for the six months ended June 30, 2004, a 20% increase from the same period last year. This increase is partially offset by a decrease in the average yield on interest-earning assets to 4.83% for the six months ended June 30, 2004, a decrease of 33 basis points when compared to the same period in 2003.

      Interest income on loans increased $4.3 million to $51.3 million for the three months ended June 30, 2004. This increase resulted from a $568.4 million increase in average loans outstanding to $3.87 billion for the three months ended June 30, 2004, a 17% increase from the same period a year ago. This increase is partially offset by a 37 basis point decrease in the average yield on loans to 5.33% for the three months ended June 30, 2004, compared to 5.70% for the same period last year.

      For the six months ended June 30, 2004, interest income on loans was $100.9 million, an increase of $8.8 million, or 10%, from the same period a year ago. This increase was due to a $521.4 million increase in average loans outstanding to $3.79 billion for the six months ended June 30, 2004, a 16% increase from the same period a year ago. This increase is partially offset by a 33 basis point decrease in the average yield on loans to 5.36% for the six months ended June 30, 2004, compared to 5.69% for the same period last year.

      Interest income on securities increased $3.2 million to $14.7 million for the three months ended June 30, 2004. This increase was due to a $406.0 million increase in average securities outstanding to $1.63 billion for the three months ended June 30, 2004, a 33% increase from the same period a year ago. This increase is partially offset by a 15 basis point decrease in the average yield on securities to 3.62% for the three months ended June 30, 2004, compared to 3.77% for the same period last year.

      For the six months ended June 30, 2004, interest income on securities was $29.2 million, an increase of $5.8 million, or 25%, from the same period a year ago. This increase was due to a $401.8 million increase in average securities outstanding to $1.59 billion for the six months ended June 30, 2004, a 34% increase from the same period a year ago. This increase is partially offset by a 28 basis point decrease in the average yield on securities to 3.69% for the six months ended June 30, 2004, compared to 3.97% for the same period last year.

Interest Expense

      Interest expense on deposits and borrowings for the three months ended June 30, 2004 was $11.1 million, a decrease of $517,000, or 4%, from the three months ended June 30, 2003. This decrease in interest expense was attributable to a decrease in the average rate on interest-bearing liabilities to 1.10% for the three months ended June 30, 2004, a decrease of 27 basis points when compared to the same period in 2003. This decrease is partially offset by a $654.7 million increase in average interest-bearing liabilities to $4.06 billion for the three months ended June 30, 2004, an increase of 19% from the same period last year.

      Interest expense on deposits and borrowings for the six months ended June 30, 2004 was $22.1 million, a decrease of $1.7 million, or 7%, from the six months ended June 30, 2003. This decrease in interest expense was attributable to a decrease in the average rate on interest-bearing liabilities to 1.10% for the six months ended June 30, 2004, a decrease of 32 basis points when compared to the same period in 2003. This decrease is partially offset by a $651.4 million increase in average interest-bearing liabilities to $4.02 billion for the six months ended June 30, 2004, an increase of 19% from the same period last year.

Net Interest Income

      Net interest income for the three months ended June 30, 2004 was $55.0 million compared to $47.2 million for the three months ended June 30, 2003, an increase of $7.8 million, or 17%. The increase is primarily attributable to growth in average interest-earning assets and to a decrease in rates paid on interest-bearing liabilities. Average interest-earnings assets, primarily loans and securities, increased $920.5 million, or 20%, for the quarter ended June 30, 2004 when compared to the same period last year. This increase in interest-earning assets contributed $11.6 million to net interest income. The average rate on interest-bearing liabilities was 1.10% for the quarter ended June 30, 2004, a decrease of 27 basis points from 1.37% for the same period last year.

      For the three months ended June 30, 2004, the net interest margin, defined as annualized net interest income divided by average interest-earning assets, declined to 3.99%, compared to 4.09% for the three months ended June 30, 2003. This decrease resulted from a decrease in the yield on interest-earning assets of 31 basis points, from 5.10% for the three months ended June 30, 2003 to 4.79% for the three months ended June 30, 2004. This decrease in yield was partially offset by a decrease in the cost of funds of 27 basis points from 1.37% for the three months ended June 30, 2003 to 1.10% for the three months ended June 30, 2004.

      For the six months ended June 30, 2004, net interest income was $108.4 million, compared to $92.3 million for the same period last year, an increase of $16.1 million, or 17%. The increase is primarily attributable to growth in average interest-earning assets and to a decrease in rates paid on interest-bearing liabilities. Average interest-earnings assets, primarily loans and securities, increased $897.8 million, or 20%, for the six months ended June 30, 2004 when compared to the same period last year. This increase in interest-earning assets contributed $22.4 million to net interest income. The average rate on interest-bearing liabilities was 1.10% for the six months ended June 30, 2004, a decrease of 32 basis points from 1.42% for the same period last year.

      For the six months ended June 30, 2004, the net interest margin declined to 4.01%, compared to 4.10% for the six months ended June 30, 2003. This decrease resulted from a decrease in the yield on interest-earning assets of 33 basis points, from 5.16% for the six months ended June 30, 2003 to 4.83% for the six months ended June 30, 2004. This decrease in yield was partially offset by a decrease in the cost of funds of 32 basis points from 1.42% for the six months ended June 30, 2003 to 1.10% for the six months ended June 30, 2004.

      The following table presents for the period indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-earning liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying an zero yield. Interest on nonaccruing loans is included to the extent it is received. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated shareholders’ equity.

	Three Months Ended June 30,

	2004			2003

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$3,873,174	$51,289	5.33%	$3,304,819	$46,988	5.70%
Securities	1,628,789	14,678	3.62	1,222,798	11,489	3.77
Federal funds sold and other	42,375	119	1.13	96,204	284	1.18

Total interest-earning assets	5,544,338	66,086	4.79%	4,623,821	58,761	5.10%

Less allowance for loan losses	(49,658)			(39,930)

	5,494,680			4,583,891
Noninterest-earning assets	686,900			526,301

Total assets	$6,181,580			$5,110,192

Interest-bearing liabilities:
Money market and savings deposits	$2,052,257	3,353	0.66%	$1,810,986	4,035	0.89%
Time deposits	1,065,937	5,055	1.91	964,980	5,500	2.29
Repurchase agreements and other borrowed funds	940,165	2,660	1.14	627,729	2,050	1.31

Total interest-bearing liabilities	4,058,359	11,068	1.10%	3,403,695	11,585	1.37%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,574,075			1,208,477
Other liabilities	33,824			27,349

Total liabilities	5,666,258			4,639,521
Shareholders’ equity	515,322			470,671

Total liabilities and shareholders’ equity	$6,181,580			$5,110,192

Net interest income		$55,018			$47,176

Net interest spread			3.69%			3.73%

Net interest margin			3.99%			4.09%

	Six Months Ended June 30,

	2004			2003

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$3,785,214	$100,921	5.36%	$3,263,820	$92,143	5.69%
Securities	1,592,290	29,227	3.69	1,190,491	23,440	3.97
Federal funds sold and other	58,481	308	1.06	83,829	491	1.18

Total interest-earning assets	5,435,985	130,456	4.83%	4,538,140	116,074	5.16%

Less allowance for loan losses	(47,714)			(39,078)

	5,388,271			4,499,062
Noninterest-earning assets	716,284			558,490

Total assets	$6,104,555			$5,057,552

Interest-bearing liabilities:
Money market and savings deposits	$2,012,728	6,561	0.66%	$1,772,488	8,327	0.95%
Time deposits	1,035,563	9,917	1.93	965,123	11,314	2.36
Repurchase agreements and other borrowed funds	974,197	5,592	1.15	633,512	4,176	1.33

Total interest-bearing liabilities	4,022,488	22,070	1.10%	3,371,123	23,817	1.42%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,532,569			1,190,533
Other liabilities	36,491			33,799

Total liabilities	5,591,548			4,595,455
Shareholders’ equity	513,007			462,097

Total liabilities and shareholders’ equity	$6,104,555			$5,057,552

Net interest income		$108,386			$92,257

Net interest spread			3.73%			3.74%

Net interest margin			4.01%			4.10%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2004 vs. 2003			2004 vs. 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Total	Volume	Rate	Days	Total

	(Dollars in thousands)
Interest-earning assets:
Loans	$7,971	$(3,669)	$4,302	$14,671	$(6,277)	$384	$8,778
Securities	3,777	(588)	3,189	7,908	(2,218)	97	5,787
Federal funds sold and other	(159)	(6)	(165)	(150)	(35)	2	(183)

Total increase (decrease) in interest income	11,589	(4,263)	7,326	22,429	(8,530)	483	14,382

Interest-bearing liabilities:
Money market and savings deposits	533	(1,215)	(682)	1,129	(2,929)	34	(1,766)
Time deposits	569	(1,014)	(445)	824	(2,268)	47	(1,397)
Repurchase agreements and borrowed funds	1,014	(404)	610	2,248	(849)	17	1,416

Total increase (decrease) in interest expense	2,116	(2,633)	(517)	4,201	(6,046)	98	(1,747)

Increase (decrease) in net interest income	$9,473	$(1,630)	$7,843	$18,228	$(2,484)	$385	$16,129

Provision for Loan Losses

      The provision for loan losses was $3.0 million for each of the three months ended June 30, 2004 and June 30, 2003. The provision for loan losses was $5.0 million for the six months ended June 30, 2004 as compared to $6.0 million for the six months ended June 30, 2003. Factors that impact the provision for loan losses are net charge-offs or recoveries, changes in the size of the loan portfolio, and the recognition of changes in current risk factors. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends, and current economic conditions. Management regularly reviews the Company’s loan loss allowance in accordance with its standard procedures. (See “— Financial Condition — Credit Management.”)

Noninterest Income

      Noninterest income for the three months ended June 30, 2004 was $23.4 million, an increase of $3.4 million, or 17%, from $20.1 million during the comparable period in 2003. Noninterest income for the six months ended June 30, 2004 was $45.9 million, an increase of $6.6 million, or 17%, from $39.3 million during the comparable period in 2003. The following table shows the breakout of noninterest income between the bank and the mortgage company for the periods indicated.

	Three Months Ended June 30,						Six Months Ended June 30,

	2004			2003			2004			2003

	Bank	Mortgage	Combined	Bank	Mortgage	Combined	Bank	Mortgage	Combined	Bank	Mortgage	Combined

	(Dollars in thousands)
Service charges on deposit accounts	$11,190	$—	$11,190	$9,316	$—	$9,316	$22,230	$—	$22,230	$18,932	$—	$18,932
Investment services	2,885	—	2,885	2,430	—	2,430	5,855	—	5,855	4,725	—	4,725
Factoring fee income	891	—	891	1,072	—	1,072	1,845	—	1,845	2,078	—	2,078
Loan fee income	768	709	1,477	667	1,049	1,716	1,421	1,331	2,752	1,079	1,780	2,859
Bank-owned life insurance income	1,906	—	1,906	1,195	—	1,195	3,397	—	3,397	2,385	—	2,385
Letters of credit fee income	1,006	—	1,006	656	—	656	1,868	—	1,868	1,178	—	1,178
Mortgage servicing fees, net of amortization and impairment	—	168	168	—	(922)	(922)	—	358	358	—	(1,241)	(1,241)
Gain on sale of loans, net	—	712	712	—	1,146	1,146	65	1,224	1,289	—	2,246	2,246
Gain on sale of securities, net	(25)	—	(25)	1,115	—	1,115	1	—	1	1,150	—	1,150
Other income	2,906	333	3,239	2,054	301	2,355	5,842	466	6,308	4,481	538	5,019

Total noninterest income	$21,527	$1,922	$23,449	$18,505	$1,574	$20,079	$42,524	$3,379	$45,903	$36,008	$3,323	$39,331

      Banking Segment. The largest component of noninterest income is service charges on deposit accounts, which were $11.2 million for the three months ended June 30, 2004, an increase of $1.9 million, or 20%, from $9.3 million for the same period last year. Service charges on deposit accounts were $22.2 million for the six months ended June 20, 2004, an increase of $3.3 million, or 17%, from $18.9 for the same period last year. Several factors contributed to this growth. First, the Bank’s treasury management group continues to grow, with service charges from commercial analysis and fee income up $739,000, or 17%, for the three months ended June 30, 2004, when compared to the same period last year. For the six months ended June 30, 2004, such charges were $10.4 million, an increase of $1.0 million, or 11%, from $9.4 million for the six months ended June 30, 2003. This success at winning new business results from the Company’s ability to design custom cost-effective cash management solutions for middle market and large corporate customers. Second, net non-sufficient fund charges on deposit accounts were $5.4 million for the three months ended June 30, 2004, an increase of $1.0 million, or 23%, from $4.4 million for the same period last year. For the six months ended June 30, 2004, net non-sufficient fund charges on deposit accounts were $10.4 million, an increase of $2.1 million, or 25%, from $8.4 million for the six months ended June 30, 2003. Additionally, the total number of deposit accounts grew from 166,259 at June 30, 2003 to 203,222 at June 30, 2004.

      Investment services income was $2.9 million for the three months ended June 30, 2004, an increase of $455,000, or 19%, from $2.4 million for the same period last year. For the six months ended June 30, 2004, investment services income was $5.9 million, an increase of $1.1 million, or 24%, from $4.7 million for the six months ended June 30, 2003. This increase is mainly due to increases in trust services fees and commissions on insurance products.

      Other income was $2.9 million for the three months ended June 30, 2004, an increase of $852,000, or 41%, from the same period last year. For the six months ended June 30, 2004, other income was $5.8 million, an increase of $1.4 million, or 30%, from $4.5 million for the six months ended June 30, 2003. This increase is primarily attributable to in increase in retail services fee income, primarily from debit card and ATM fees.

      Mortgage Segment. Gain on sale of loans, net, was $712,000 for the three months ended June 30, 2004, a decrease of $434,000, or 38%, from the same period last year. For the six months ended June 30, 2004, gain on sale of loans, net, was $1.2 million, a decrease of $1.0 million, or 46%, from $2.2 million for the six months ended June 30, 2003. This decrease is attributable to an increase in interest rates in the current year. The market value of loans held for sale is impacted by changes in current interest rates. An increase in interest rates results in a decrease in the market value of these loans while a decrease in interest rates results in an increase in the market value of these loans.

      Mortgage servicing fees, net of amortization and impairment, were $168,000 for the three months ended June 30, 2004, an increase of $1.1 million when compared to ($922,000) for the same period last year. For the six months ended June 30, 2004, mortgage servicing fees, net of amortization and impairment, were $358,000, an increase of $1.6 million when compared to the same period last year. This increase in mortgage servicing fee income is attributable to a reduction in amortization of capitalized mortgage servicing costs. The mortgage industry experienced high levels of prepayment activity as a result of lower interest rates which resulted in increased amortization of capitalized mortgage servicing costs in 2003. Capitalized mortgage servicing costs are expensed against the related fee income as the underlying loans are paid off.

      Amortization of capitalized mortgage servicing costs for the three months ended June 30, 2004 was $619,000, a decrease of $846,000, or 58%, from $1.5 million for the three months ended June 30, 2003. In addition, during the quarter ended June 30, 2003, the Company recognized a non-cash, pretax, write-down of the carrying value of the mortgage servicing asset of $234,000 in accordance with the quarterly revaluation of the capitalized mortgage servicing costs. For the six months ended June 30, 2004, amortization of capitalized mortgage servicing costs was $1.2 million, an decrease of $1.4 million, or 54%, when compared to $2.6 million for the same period last year. See “Note 4 — Mortgage Servicing Rights” for further discussion on the accounting for these assets.

Noninterest Expenses

      For the three months ended June 30, 2004, noninterest expenses were $51.9 million, an increase of $10.7 million, or 26%, from $41.2 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, noninterest expenses totaled $103.2 million, an increase of $22.6 million, or 28%, from the same period in 2003. The increase in noninterest expenses was primarily due to salaries and employee benefits, occupancy expenses, merger-related costs, and core deposit intangible amortization expense. This increase was primarily due to the mergers with Maxim and Lone Star and the hiring of additional personnel and additional investments required to accommodate the Company’s growth.

      Salaries and employee benefits for the three months ended June 30, 2004 were $30.1 million, an increase of $6.0 million, or 25%, from the three months ended June 30, 2003. For the six months ended June 30, 2004, salaries and employee benefits were $59.3 million, an increase of $11.4 million, or 24%, from $47.9 million for the same period last year. Total full-time equivalent employees were 1,830 and 1,556 at June 30, 2004 and 2003, respectively.

      Occupancy expense for the three months ended June 30, 2004 was $8.9 million, an increase of $2.0 million, or 29%, from $6.9 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, occupancy expense was $17.1 million, an increase of $3.8 million, or 28%, from $13.4 million for the six months ended June 30, 2003. Major categories within occupancy expense are depreciation expense and maintenance contract expense. Depreciation expense increased $723,000, or 25%, to $3.6 million for the three months ended June 30, 2004. For the six months ended June 30, 2004, depreciation expense was

$7.0 million, an increase of $1.6 million, or 29%, from $5.5 million for the same period last year. Maintenance contract expense for the three months ended June 30, 2004 was $1.7 million, an increase of $412,000, or 33%, compared to $1.2 million for the same period last year. For the six months ended June 30, 2004, maintenance contract expense was $3.1 million, an increase of $734,000, or 31%, from $2.4 million for the same period last year. The Company has purchased maintenance contracts for major operating systems throughout the organization.

      On January 31, 2004, the Company completed its merger with Lone Star. In connection with this merger, the Company recorded $1.2 million of merger-related expenses including contract termination fees and professional fees. In addition, the Company has recorded $1.9 million in core deposit intangible amortization expense in 2004 related to the Maxim and Lone Star mergers. No such charges were recorded in the prior year.

Income Taxes

      Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax, if applicable. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers’ salaries, less interest income from federal securities. For the three months ended June 30, 2004, the provision for income taxes was $7.4 million, an increase of $229,000, or 3%, from the $7.1 million provided for in the same period in 2003. For the six months ended June 30, 2004, the provision for income taxes was $14.5 million, an increase of $670,000, or 5%, from the $13.9 million provided for in the same period in 2003. The Company’s effective tax rate was 31% for the three months ended June 30, 2004 and 2003. For the six months ended June 30, 2004, the Company’s effective tax rate was 32% compared to 31% for the same period last year.

Financial Condition

Loans Held for Investment

      Loans held for investment were $3.91 billion at June 30, 2004, an increase of $420.5 million, or 12%, from $3.49 billion at December 31, 2003.

      The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2004 and December 31, 2003.

	June 30, 2004		December 31, 2003

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$1,703,414	43.54%	$1,500,304	42.96%
Real estate:
Construction and land development	725,983	18.56	706,546	20.24
1-4 family residential	589,800	15.08	567,009	16.24
Commercial	692,526	17.70	521,254	14.93
Farmland	12,935	0.33	11,140	0.32
Other	63,896	1.63	41,854	1.20
Consumer	123,658	3.16	143,566	4.11

Total loans held for investment	$3,912,212	100.00%	$3,491,673	100.00%

      The primary lending focus of the Company is on small- and medium-sized commercial, construction and land development, residential mortgage, and consumer loans. The Company offers a variety of commercial lending products, including term loans, lines of credit, and equipment financing. A broad range of short- to medium term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

      The Company’s commercial loans are generally underwritten on the basis of the borrower’s ability to service such debt from cash flow. As a general practice, the Company takes as collateral a lien on available real estate, equipment, accounts receivable, inventory or other assets and personal guarantees of company owners or project sponsors. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

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

      Loans collateralized by single-family residential real estate are typically originated in amounts of no more than 90% of appraised value. The Company requires mortgage title insurance in the amount of the loan and hazard insurance equal to the replacement value of the dwelling. Although the contractual loan payment period for single-family residential real estate loans are generally for a 10 to 30 year period, such loans often remain outstanding for significantly shorter periods than their contractual terms. The Company also offers home improvement loans and home equity loans collateralized by single-family residential real estate. The terms of these loans typically range from three to 15 years.

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

      The contractual maturity ranges of the commercial and industrial and funded real estate construction and land development loan portfolio and the amount of such loans with fixed interest rates and floating interest rates in each maturity range as of June 30, 2004 are summarized in the following table:

	June 30, 2004

		After One
	One Year	Through	After
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial and industrial	$734,929	$827,633	$140,852	$1,703,414
Real estate construction and land development	380,816	329,651	15,516	725,983

Total	$1,115,745	$1,157,284	$156,368	$2,429,397

Loans with a fixed interest rate	$127,158	$254,462	$66,279	$447,899
Loans with a floating interest rate	988,587	902,822	90,089	1,981,498

Total	$1,115,745	$1,157,284	$156,368	$2,429,397

Loans Held for Sale

      Loans held for sale of $97.9 million at June 30, 2004 increased from $96.9 million at December 31, 2003. These loans are primarily single family residential loans and are carried at the lower of cost or market and are typically sold to investors within one year of origination. The market value of these loans is impacted by changes in current interest rates. An increase in interest rates would result in a decrease in the market value of these loans while a decrease in interest rates would result in an increase in the market value of these loans. The business of originating and selling loans is conducted by the Company’s mortgage segment.

Off-Balance Sheet Credit Commitments

      In the normal course of business, the Company enters into various transactions, which, in accordance with generally accepted accounting principles, are not included in its consolidated balance sheet. These transactions are referred to as “off-balance sheet commitments.” The Company enters into these transactions to meet the financing need of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve elements of credit risk in excess of the amounts reflected in the consolidated balance sheet. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

      The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with commitments to extend credit. Commitments to extend credit totaled $2.60 billion at June 30, 2004 and $2.14 billion at December 31, 2003.

      Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit were $291.7 million at June 30, 2004 and $227.0 million at December 31, 2003. As of June 30, 2004, and December 31, 2003, $503,000 and $248,000, respectively, has been recorded as a liability for the fair value of the Company’s potential obligations under these guarantees.

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

      The Company monitors changes in the level of energy prices, real estate values, borrower collateral, and the level of local, regional, national, and international economic activity. For the six month period ended June 30, 2004, annualized net charge-offs to average loans was 0.14%. The net charge-offs average for all FDIC insured commercial banks was 0.72% for the quarter ended March 31, 2004. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to changes in general economic conditions.

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

      The allowance has several components, which include specific reserves, migration analysis reserves, qualitative adjustments, a general reserve, and a separate reserve for international, cross-border risk (allocated transfer risk reserve “ATRR”).

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

      The allowance for loan losses increased by $4.5 million from December 31, 2003 as a result of the increase in loans held for investment, net charge-offs of $2.6 million, the allowance for loan losses acquired through the merger with Lone Star and provision for loan losses of $5.0 million. At June 30, 2004, the allowance for loan losses was 380.76% of nonperforming loans, an increase from 337.53% at December 31, 2003.

      Management believes that the allowance for loan losses at June 30, 2004 is adequate to cover probable losses inherent in the loan portfolio as of such date. There can be no assurance, however, that the Bank will not sustain losses in the future periods which could be greater than the size of the allowance as of June 30, 2004.

      The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in thousands)
Allowance for loan losses, beginning balance	$48,071	$38,508	$43,008	$36,696
Provision charged against operations	3,000	3,000	5,000	6,000
Charge-offs:
Commercial and industrial	(735)	(176)	(1,446)	(656)
Real estate:
Construction and land development	—	—	—	—
1-4 family residential	(593)	(23)	(686)	(23)
Commercial	(2,018)	(568)	(2,018)	(568)
Farmland	—	—	—	—
Other		(2,147)	—	(2,741)
Consumer	(402)	(140)	(980)	(385)

Total charge-offs	(3,748)	(3,054)	(5,130)	(4,373)

Recoveries:
Commercial and industrial	18	27	461	85
Real estate:
Construction and land development	—	—	—	—
1-4 family residential	—	21	—	48
Commercial	—	—	—	—
Farmland	—	—	—	—
Other	—	—	1,700	—
Consumer	151	221	337	267

Total recoveries	169	269	2,498	400

Net charge-offs	(3,579)	(2,785)	(2,632)	(3,973)
Allowance acquired through Lone Star merger	—	—	2,116	—

Allowance for loan losses, ending balance	$47,492	$38,723	$47,492	$38,723

Allowance to period-end loans	1.21%	1.18%	1.21%	1.18%
Net charge-offs to average loans	0.38%	0.35%	0.14%	0.25%
Allowance to period-end nonperforming loans	380.76%	204.70%	380.76%	204.70%

      The following table reflects the distribution of the allowance for loan losses among the various categories of loans based on collateral types for the dates indicated. The Company has allocated portions of its allowance for loan losses to cover the estimated losses inherent in particular risk categories of loans. This allocation is made for analytical purposes only and is not necessarily indicative of the categories in which loan losses may occur. The total allowance is available to absorb losses from any category of loans.

	June 30, 2004		December 31, 2003

		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$25,686	43.54%	$25,388	42.96%
Real estate:
Construction and land development	4,112	18.56	5,503	20.24
1-4 family residential	2,435	15.08	2,478	16.24
Commercial	9,912	17.70	5,179	14.93
Farmland	159	0.33	39	0.32
Other	2,810	1.63	2,465	1.20
Consumer	2,378	3.16	1,956	4.11

Total allowance for loan losses	$47,492	100.00%	$43,008	100.00%

Nonperforming Assets and Impaired Loans

      Nonperforming assets, which include nonaccrual loans, accruing loans 90 or more days past due, restructured loans, and other real estate and foreclosed property, were $23.9 million at June 30, 2004, compared to $17.0 million at December 31, 2003. This resulted in a ratio of nonperforming assets to loans and other real estate of 0.61% at June 30, 2004 and 0.49% at December 31, 2003. The increase in nonperforming asset is primarily due to the addition of one foreclosed commercial real estate property. Nonaccrual loans, the largest component of nonperforming assets, were $10.7 million at June 30, 2004, a decrease of $775,000 from $11.4 million at December 31, 2003.

      The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30,	December 31,
	2004	2003

	(Dollars in thousands)
Nonaccrual loans	$10,668	$11,443
Accruing loans 90 or more days past due	1,805	1,299
Restructured loans	—	—
Other real estate and foreclosed property	11,461	4,248

Total nonperforming assets	$23,934	$16,990

Nonperforming assets to total loans and other real estate	0.61%	0.49%

      Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Gross interest income on nonaccrual loans that would have been recorded had these loans been performing as agreed was $333,000 and $605,000 for the six months ended June 30, 2004 and 2003, respectively.

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

      A loan is considered impaired, based on current information and events, if management believes that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. An insignificant delay or insignificant shortfall in the amount of payment does not require a loan to be considered impaired. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is established for the shortfall as a component of the Bank’s allowance for loan loss methodology. The Company considers all nonaccrual loans to be impaired.

      The following is a summary of loans considered to be impaired:

	June 30,	December 31,
	2004	2003

	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$12,539	$12,568
Impaired loans with a SFAS No. 114 valuation reserve	4,080	4,240

Total recorded investment in impaired loans	$16,619	$16,808

Valuation allowance related to impaired loans	$2,494	$2,768

      The average recorded investment in impaired loans during the six months ended June 30, 2004 and the year ended December 31, 2003 was $16.7 million and $19.9 million, respectively. Interest income on impaired loans of $578,000 and $524,000 was recognized for cash payments received during the six months ended June 30, 2004 and 2003, respectively.

Securities

      At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading, or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities classified as held to maturity are stated at cost, increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method, only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale at June 30, 2004 and December 31, 2003.

      The amortized cost and approximate fair value of securities classified as available for sale is as follows:

	June 30, 2004				December 31, 2003

		Gross Unrealized				Gross Unrealized
	Amortized				Amortized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$314,655	$113	$(4,887)	$309,881	$250,359	$841	$(102)	$251,098
Mortgage-backed securities	1,075,144	2,385	(23,813)	1,053,716	1,101,988	7,078	(8,320)	1,100,746
Municipal securities	229,598	3,253	(7,139)	225,712	152,927	5,905	(754)	158,078
Federal Reserve Bank stock	7,859	—	—	7,859	4,459	—	—	4,459
Federal Home Loan Bank stock	22,072	—	—	22,072	25,469	—	—	25,469
Other securities	5,282	18	—	5,300	9,455	93		9,548

Total securities available for sale	$1,654,610	$5,769	$(35,839)	$1,624,540	$1,544,657	$13,917	$(9,176)	$1,549,398

      The following table displays the gross unrealized losses and fair value of investments as of June 30, 2004 that were in a continuous unrealized loss position for the periods indicated:

			Greater Than
	Less Than 12 Months		12 Months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$274,924	$(4,887)	$—	$—	$274,924	$(4,887)
Mortgage-backed securities	822,492	(21,594)	66,874	(2,219)	889,366	(23,813)
Municipal securities	123,131	(6,498)	8,257	(641)	131,388	(7,139)
Federal Reserve Bank stock	—	—	—	—	—	—
Federal Home Loan Bank stock	—	—	—	—	—	—
Other securities	—	—	—	—	—	—

Total securities available for sale	$1,220,547	$(32,979)	$75,131	$(2,860)	$1,295,678	$(35,839)

      Declines in the fair value of individual securities below their cost that are other than temporary would result in write-downs, as a realized loss, of the individual securities to their fair value. Management believes that based upon the credit quality of the debt securities and the Company’s intent and ability to hold the securities until their recovery, none of the unrealized loss on securities should be considered other than temporary.

      Securities were $1.62 billion at June 30, 2004, an increase of $75.1 million from $1.55 billion at December 31, 2003. The yield on the securities portfolio for the six months ended June 30, 2004 was 3.69% compared to 3.97% for the six months ended June 30, 2003.

      Included in the Company’s mortgage-backed securities at June 30, 2004 were agency issued collateral mortgage obligations with a book value of $66.5 million and a fair value of $65.5 million and non-agency issued collateral mortgage obligations with a book value of $34.2 million and a fair value of $33.8 million.

      At June 30, 2004, $689.1 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At June 30, 2004, approximately $19.6 million of the Company’s mortgage-

backed securities earned interest at floating rates and will reprice within one year and, accordingly, were less susceptible to declines in value should interest rates increase.

      The following table summarizes the contractual maturity of investments and their weighted average yields at June 30, 2004. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in the fair value that are reflected as a separate component of other comprehensive income. The yield on municipal securities has not been computed on a fully tax equivalent basis.

	June 30, 2004

			After One Year		After Five Years
			But Within		But Within
	Within One Year		Five Years		Ten Years		After Ten Years

	Amortized		Amortized		Amortized		Amortized
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Total	Yield

	(Dollars in thousands)
U.S. Government securities	$10,031	3.39%	$299,620	3.25%	$5,004	3.87%	$—	—%	$314,655	3.26%
Mortgage-backed securities	166	5.67	43,048	4.16	342,846	3.96	689,084	3.76	1,075,144	3.84
Municipal securities	1,019	4.70	4,012	4.53	28,726	4.09	195,841	4.38	229,598	4.35
Federal Reserve Bank stock	7,859	6.00	—	—	—	—	—	—	7,859	6.00
Federal Home Loan Bank stock	22,072	1.50	—	—	—	—	—	—	22,072	1.50
Other securities	3,508	0.95	779	2.95	946	3.27	49	3.18	5,282	1.68
Federal funds sold	37,496	1.32	—	—	—	—	—	—	37,496	1.32
Interest-bearing deposits	8,116	1.26	—	—	—	—	—	—	8,116	1.26

Total investments	$90,267	2.03%	$347,459	3.37%	$377,522	3.97%	$884,974	3.90%	$1,700,222	3.71%

Other Assets

      Other assets were $210.8 million at June 30, 2004, an increase of $17.3 million from $193.6 million at December 31, 2003. This increase is primarily attributable to an increase in the deferred income tax asset related to the unrealized loss on the investment portfolio recorded in the second quarter of 2004.

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

      The Company had $139.1 million and $156.4 million of its deposits classified as brokered funds at June 30, 2004 and December 31, 2003, respectively. The Bank’s brokered deposits are attributable to a major treasury management relationship whereby the Bank provides banking and treasury management services to mortgage companies throughout the United States. Under this relationship, a referring source, whose business is to lend money to mortgage companies, introduces its customers to the Bank. Deposits garnered as a result of those introductions are classified as brokered deposits for financial and regulatory reporting purposes. In spite of this classification, management believes that the deposits in question are stable and relationship-based and that they do not have the characteristics or risks normally associated with brokered deposits.

      The Company’s ratio of average noninterest-bearing demand deposits to average total deposits for the periods ended June 30, 2004 and December 31, 2003 were 33% and 31%, respectively.

      The average daily balances and weighted average rates paid on deposits for the six months ended June 30, 2004 and the year ended December 31, 2003 are presented below:

	June 30, 2004		December 31, 2003

	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Interest-bearing demand	$65,724	0.41%	$45,493	0.22%
Regular savings	139,815	0.26	115,211	0.33
Premium yield	967,278	0.77	847,045	0.96
Money market savings	839,911	0.61	827,816	0.80
Time deposits less than $100,000	280,692	2.39	283,670	2.67
Time deposits $100,000 and over	658,814	1.65	629,749	1.85
IRA’s, QRP’s and other	96,057	2.46	91,509	2.74

Total interest-bearing deposits	3,048,291	1.09%	2,840,493	1.30%

Noninterest-bearing deposits	1,532,569		1,281,546

Total deposits	$4,580,860		$4,122,039

      The following table sets forth the maturity of the Company’s time deposits that are $100,000 or greater as of the dates indicated:

	June 30,	December 31,
	2004	2003

	(Dollars in thousands)
3 months or less	$461,669	$417,384
Between 3 months and 6 months	95,998	60,101
Between 6 months and 1 year	99,921	78,948
Over 1 year	88,612	86,157

Total time deposits $100,000 and over	$746,200	$642,590

Short-term Borrowings

      Securities sold under repurchase agreements and short-term borrowings generally represent borrowings with maturities ranging from one to thirty days. Short-term borrowings consist of federal funds purchased and overnight borrowings with the Federal Home Loan Bank (“the FHLB”). Information relating to these borrowings at June 30, 2004 and December 31, 2003 is summarized as follows:

	June 30,	December 31,
	2004	2003

	(Dollars in thousands)
Securities sold under repurchase agreements:
Average	$381,409	$261,320
Period-end	518,719	285,571
Maximum month-end balance during period	518,719	303,764
Interest rate:
Weighted average for the period	0.73%	0.88%
Weighted average at period-end	0.73%	0.72%
Short-term borrowings
Average	$337,465	$276,193
Period-end	350,962	473,154
Maximum month-end balance during period	578,698	473,154
Interest rate:
Weighted average for the period	1.01%	1.11%
Weighted average at period-end	1.22%	0.98%

Interest Rate Sensitivity

      Asset and liability management is concerned with the timing and magnitude of the repricing of assets as compared to liabilities. It is the objective of the Company to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, management’s strategy is to reduce the impact of changes in interest rates on its net interest income my maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Company adjusts its interest sensitivity during the year through changes in the mix of assets and liabilities and may use interest rate products such as interest rate swap and cap agreements. The Company’s asset and liability management strategy is formulated and monitored by the Asset Liability Management Committee (the “ALCO”), which is composed of senior officers of the Bank and two independent directors, in accordance with the committee’s charter and policies approved by the Bank’s Board of Directors. The ALCO meets monthly to review, among other things, the sensitivity of the Bank’s assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The ALCO also establishes pricing and funding decisions with respect to the Bank’s overall asset and liability composition. The ALCO reviews the Bank’s liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, retail and institutional deposit activity, current market conditions, and interest rates on both a local and national level.

      To effectively measure and manage interest rate risk, the Company uses simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

      The following table presents an analysis of the sensitivity inherent in the Company’s net interest income and market value of portfolio equity. The data used to prepare the table is as of June 30, 2004, which may not be representative of average balances at any other time period. This analysis is reviewed by management on a monthly basis. The results are impacted by changes in the composition of the balance sheet. Management believes that, based on available information, the Bank has been and will continue to be slightly asset sensitive. The interest rate scenarios presented in the table include interest rates at June 30, 2004 and December 31, 2003 as adjusted by instantaneous rate changes upward of up to 200 basis points and downward of up to -100 basis points. Each rate scenario reflects unique prepayment and repricing assumptions. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value sensitivity analysis presented includes assumptions that (i) the composition of the Company’s interest sensitive assets and liabilities existing at period end will remain constant over the twelve month measurement periods, and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.

	Change in Interest Rates

	-100	-50	0	+100	+200

Impact on net interest income:
Next 12 months:
June 30, 2004	(0.66)%	0.63%	0.00%	1.17%	2.93%
December 31, 2003	(1.20)%	0.25%	0.00%	1.23%	3.33%
Months 13 to 24:
June 30, 2004	(2.96)%	(0.42)%	0.00%	3.00%	6.05%
December 31, 2003	(4.37)%	(1.43)%	0.00%	3.37%	6.65%
Impact on market value of portfolio equity:
June 30, 2004	(0.08)%	0.61%	0.00%	(1.02)%	(1.76)%
December 31, 2003	(2.49)%	(0.49)%	0.00%	(0.32)%	(0.39)%

      Interest rate sensitivity (“GAP”) is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A GAP is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. While GAP is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure. For this reason, the Company relies on simulation analysis to manage interest rate risk. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or condition, changes in interest rates may affect net interest income positively or negatively, even if an institution were perfectly matched in each maturity category.

      The Company’s one-year cumulative GAP position at June 30, 2004 was a positive $457.9 million, or 7.22%, of total assets. This is a one-day position that is continually changing and is not indicative of the Company’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, management believes that a GAP analysis alone does not accurately measure the magnitude of changes in net interest income because changes in interest rates do not impact all categories of assets, liabilities, and off-balance sheet instruments equally or simultaneously.

      The following table sets forth an interest rate sensitivity analysis for the Company as of June 30, 2004 and December 31, 2003.

			One Year to	More than	Total rate	Total non-
	0-90 Days	91-365 Days	Three Years	Three Years	sensitive	rate sensitive	Total

	(Dollars in thousands)
Cash and due from banks	$—	$—	$—	$—	$—	$270,551	$270,551
Federal funds sold and other cash equivalents	45,612	—	—	—	45,612	—	45,612
Securities	40,265	91,707	346,484	1,146,084	1,624,540	—	1,624,540
Loans	2,345,555	515,059	683,185	455,674	3,999,473	10,668	4,010,141
Allowance for loan losses	—	—	—	—	—	(47,492)	(47,492)
Other assets	—	—	—	—	—	438,090	438,090

Total assets	$2,431,432	$606,766	$1,029,669	$1,601,758	$5,669,625	$671,817	$6,341,442

Deposits	$952,222	$719,294	$605,853	$880,452	$3,157,821	$1,622,348	$4,780,169
Securities sold under repurchase agreements and other borrowings	969,792	2,350	1,040	7,137	980,319	—	980,319
Junior subordinated deferrable interest debentures	51,547	—	—	—	51,547	—	51,547
Other liabilities	—	—	—	—	—	19,227	19,227
Shareholders’ equity	—	—	—	—	—	510,180	510,180

Total liabilities and shareholders’ equity	$1,973,561	$721,644	$606,893	$887,589	$4,189,687	$2,151,755	$6,341,442

Period GAP	$457,871	$(114,878)	$422,776	$714,169	$1,479,938
Cumulative GAP	$457,871	$342,993	$765,769	$1,479,938	$1,479,938
Period GAP to total assets	7.22%	(1.81)%	6.67%	11.26%	23.34%
Cumulative GAP to total assets	7.22%	5.41%	12.08%	23.34%	23.34%
As of December 31, 2003
Period GAP	$470,958	$(108,540)	$489,436	$462,450	$1,314,304
Cumulative GAP	$470,958	$362,418	$851,854	$1,314,304	$1,314,304
Period GAP to total assets	7.92%	(1.83)%	8.23%	7.78%	22.10%
Cumulative GAP to total assets	7.92%	6.09%	14.32%	22.10%	22.10%

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

      The Company relies primarily on customer deposits, securities sold under repurchase agreements, and operating cash flow to fund interest-earning assets. Another source of liquidity is overnight federal funds purchased from the Company’s correspondent banks. The FHLB is also a potential source of liquidity for the Bank. The FHLB allows member banks to borrow against their eligible collateral to satisfy liquidity requirements. The Bank has a credit facility established with the Federal Reserve Bank for contingency funding purposes.

      Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the

Company’s exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Core deposits include all deposits, except certificates of deposit and other time deposits of $100,000 and over. Average core deposits funded approximately 70% of total interest-earning assets for the six months ended June 30, 2004 and 73% for the same period in 2003.

      A component of the Company’s growth strategy has been to diversify its sources of funding through mergers with banks that possess a preponderance of stable core deposits, primarily from retail customers. The pending merger with Klein Bancshares, Inc. will add approximately $540.0 million in low cost deposits. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the bank has access to the FHLB for borrowing purposes. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources, or operations.

      The following table compares the Company’s and the Bank’s reported leverage and risk-weighted capital ratios as of June 30, 2004 and December 31, 2003 to the minimum regulatory standards:

						Minimum To Be
						Well Capitalized
						Under Prompt
			Minimum Capital			Corrective Action
	Actual		Requirement			Provisions

	Amount	Ratio	Amount	Ratio		Amount	Ratio

	(Dollars in thousands)
As of June 30, 2004
Total Capital (to Risk Weighted Assets):
The Company	$564,643	10.39%	$434,852	8.00%		$543,565	10.00%
The Bank	556,292	10.25	434,218	8.00		542,773	10.00
Tier 1 Capital (to Risk Weighted Assets):
The Company	517,151	9.51	217,426	4.00		326,139	6.00
The Bank	508,191	9.36	217,109	4.00		325,664	6.00
Tier 1 Capital (to Average Assets):
The Company	517,151	8.45	244,739	4.00	(1)	305,924	5.00
The Bank	508,191	8.31	244,625	4.00	(1)	305,781	5.00
As of December 31, 2003
Total Capital (to Risk Weighted Assets):
The Company	558,858	11.90	375,630	8.00		469,537	10.00
The Bank	504,960	10.77	375,132	8.00		468,915	10.00
Tier 1 Capital (to Risk Weighted Assets):
The Company	515,850	10.99	187,815	4.00		375,630	6.00
The Bank	461,438	9.84	187,566	4.00		375,132	6.00
Tier 1 Capital (to Average Assets):
The Company	515,850	9.15	169,086	4.00	(1)	281,810	5.00
The Bank	461,438	8.20	168,917	4.00	(1)	281,529	5.00

(1)	The Tier 1 leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

Critical Accounting Policies

      The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the condensed consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of asset and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

      The Company believes that allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its condensed consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors, including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and increase or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See the Company’s Annual Report on Form 10-K, “— Financial Condition — Credit Management” for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

      Goodwill is recorded for the excess of the purchase price over the fair value of identifiable net assets, including core deposit intangibles, acquired through a merger transaction. Goodwill is not amortized, but instead is tested for impairment at least annually using both a discounted cash flow analysis and a review of the valuation of recent bank acquisitions. The discounted cash flow analysis utilizes a risk-free interest rate, estimates of future cash flows and probabilities as to the occurrence of the future cash flows. The Company utilizes its budgets and projections of future operations based upon historical and expected industry trends to estimate future cash flows and the probability of their occurring as projected. Other acquired intangible assets determined to have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset. In addition, impairment testing is performed periodically on these amortizing intangible assets.

      Mortgage servicing rights are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loans repayment rates, credit loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to change in assumptions, the valuation of mortgage servicing rights is considered a critical accounting estimate. See the Company’s Annual Report on Form 10-K, “Note 1 — Nature of Operations and Summary of Significant Accounting Policies” and “Note 8 — Mortgage Servicing Rights —” for further discussion on the accounting for these assets.

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

      On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 summarizes the view of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments including recognition of the loan commitment and financial statement disclosures. The requirements of SAB No. 105 did not have a material impact on the financial condition or results of operations of the Company.

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

      In connection with our normal internal auditing process, the Company has identified certain significant deficiencies in the design of the control framework in the Company’s bank dealer division responsible for the purchase and sale of securities for customers. These design deficiencies generally related to the number of persons having access to certain of our information systems, segregation of duties, and reconciliations of processing accounts. The Company has concluded that, in the aggregate, these deficiencies constituted a material control weakness, and has performed substantial analytical and post closing procedures as a result of these design deficiencies. Based on the Company’s compensating controls and testing, management has concluded that these design deficiencies did not result in any material errors in the Company’s financial statements. The Company has substantially completed the process of correcting these design deficiencies and has implemented changes to its control environment. Other than correcting the material control weakness identified above, there were no other changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

      The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2004 and concluded that those disclosure controls and procedures are effective.

      With respect to the unaudited financial information of Southwest Bancorporation of Texas, Inc. for the three and six month periods ended June 30, 2004 and 2003 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 29, 2004 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

      None.

ITEM 2.  Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

(c)
			Total Number	(d)
	(a)		of Shares	Maximum Number
	Total	(b)	Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased(1)	per Share	or Programs	or Programs

April, 2004	—	—	—	—
May, 2004	—	—	—	—
June, 2004	210	$21.95	—	—

(1) Shares were received in lieu of cash as a payment for a federal income tax obligation which arose from a restricted stock award.

ITEM 3.  Defaults upon Senior Securities

      None.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

(a)	The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 5, 2004.

(b)	The following Class II directors were elected for a three-year term at the Annual Meeting: Ernest H. Cockrell, Fred R. Lummis, Paul B. Murphy, Jr. and Thomas F. Soriero, Sr.. The following Class I and III directors also continued in office after the Annual Meeting: Carin M. Barth, John B. Brock III, J. David Heaney, Paul W. Hobby, John W. Johnson, Walter E. Johnson, Barry M. Lewis, Andres Palandjoglou, Wilhelmina E. Robertson, and Stanley D. Stearns, Jr.. No votes were cast against any of the directors. The votes cast for and withheld for each director were as follows:

Director	For	Withheld

Ernest H. Cockrell	58,573,726	667,786
Fred R. Lummis	58,555,380	686,132
Paul B. Murphy, Jr.	58,575,708	665,804
Thomas F. Soriero, Sr.	58,576,300	665,212

(c)	At the Annual Meeting, the Company also approved amendments to the Company’s Non-Employee Directors Deferred Fee Plan. A total of 49,698,232 votes were cast in favor of such proposal with 599,034 votes cast against the proposal, 150,782 votes abstaining from voting on the proposal and 8,793,464 votes not voting on the proposal.

(d)	At the Annual Meeting, the Company also approved the adoption of the 2004 Omnibus Incentive Plan. A total of 43,984,098 votes were cast in favor of such proposal with 6,401,772 votes cast against the proposal, 62,176 votes abstaining from voting on the proposal and 8,793,466 votes not voting on the proposal.

(e)	At the Annual Meeting, the Company also ratified the selection of PricewaterhouseCoopers LLP, as the Company’s independent auditors for the year ending December 31, 2004. A total of 57,992,190 votes were cast in favor of such proposal with 1,230,982 votes cast against the proposal and 18,340 votes abstaining from voting on the proposal.

ITEM 5.  Other Information

      None.

ITEM 6.  Exhibits and Reports on Form 8-K

a.) Exhibits:

*15	.1	Awareness Letter of PricewaterhouseCoopers LLP.
*31	.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.) Reports on Form 8-K:

      Four reports on Form 8-K were filed or furnished by the Company during the three months ended June 30, 2004:

i.)	A Current Report on Form 8-K dated April 19, 2004 was furnished on April 20, 2004; Item 7(c) and Item 12, reporting earnings results for the first fiscal quarter of 2004.

ii.)	A Current Report on Form 8-K dated May 12, 2004 was furnished on May 12, 2004; Item 7(c), Item 9 and Item 12, regarding presentation of certain data to investors.

iii.)	A Current Report on Form 8-K dated May 20, 2004 was furnished on May 20, 2004; Item 5, Item 7(c) and Item 9, announcing the signing of a definitive merger agreement with Klein Bancshares, Inc.

iv.)	A Current Report on Form 8-K dated June 17, 2004 was filed on June 18, 2004; Item 5 and Item 7(c), announcing a one-for-one stock split to be effected in the form of a 100% stock dividend.

* Filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL B. MURPHY, JR. Paul B. Murphy, Jr.	Director and Chief Executive Officer (Principal Executive Officer)	August 9, 2004

/s/ RANDALL E. MEYER Randall E. Meyer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 9, 2004

/s/ SCOTT J. MCLEAN Scott J. McLean	President	August 9, 2004

/s/ LAURENCE L. LEHMAN III Laurence L. Lehman III	Senior Vice President and Controller (Principal Accounting Officer)	August 9, 2004

EXHIBIT INDEX

Exhibit
Number		Description

*15	.1	Awareness Letter of PricewaterhouseCoopers LLP.
*31	.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith