Form 10-Q
period 2004-09-30
SOUTHWEST BANCORP OF TEXAS INC
filed 2004-11-08
CIK 1027258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

            SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

      There were 70,042,590 shares of the Registrant’s Common Stock outstanding as of the close of business on November 3, 2004.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

ITEM 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Southwest Bancorporation of Texas, Inc.:

      We have reviewed the accompanying condensed consolidated balance sheet of Southwest Bancorporation of Texas, Inc. and Subsidiaries (“the Company”) as of September 30, 2004, and the related condensed consolidated statement of income for the three-month and nine-month periods ended September 30, 2004 and 2003, the condensed consolidated statement of changes in shareholders’ equity for the nine-month period ended September 30, 2004, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

      We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We previously audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, of changes in shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/     PricewaterhouseCoopers LLP

Houston, Texas

November 4, 2004

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

	September 30,	December 31,
	2004	2003

	(Dollars in thousands, except
	per share amounts)
ASSETS
Cash and due from banks	$246,002	$390,890
Federal funds sold and other cash equivalents	75,848	94,908

Total cash and cash equivalents	321,850	485,798
Securities available for sale (including $409,573 and $254,235 pledged to creditors)	1,702,393	1,549,398
Loans held for sale	96,022	96,899
Loans held for investment, net of allowance for loan losses of $49,203 and $43,008	4,084,922	3,448,665
Premises and equipment, net	140,815	117,951
Accrued interest receivable	25,521	21,630
Goodwill	54,998	25,647
Core deposit intangibles	9,854	6,185
Other assets	196,995	193,563

Total assets	$6,633,370	$5,945,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — noninterest-bearing	$1,593,652	$1,513,038
Demand — interest-bearing	69,531	43,452
Money market accounts	1,865,381	1,709,755
Savings	144,797	131,059
Time, $100 and over	800,944	642,590
Other time	330,157	363,345

Total deposits	4,804,462	4,403,239
Securities sold under repurchase agreements	367,428	285,571
Other borrowings	723,184	679,812
Senior subordinated debenture	75,000	—
Junior subordinated deferrable interest debentures	87,630	51,547
Accrued interest payable	2,379	1,822
Other liabilities	23,502	24,424

Total liabilities	6,083,585	5,446,415

Commitments and contingencies
Shareholders’ equity:
Preferred stock — $0.01 par value, 1,000,000 shares authorized; 0 issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock — $1 par value, 150,000,000 shares authorized; 69,234,523 issued and 69,154,085 outstanding at September 30, 2004; 68,458,286 issued and 68,427,798 outstanding at December 31, 2003	69,235	68,458
Additional paid-in capital	74,771	65,380
Retained earnings	413,048	368,069
Deferred compensation	(5,736)	(4,215)
Accumulated other comprehensive income (loss)	(185)	2,050
Treasury stock, at cost — 80,438 shares and 30,488 shares, respectively	(1,348)	(421)

Total shareholders’ equity	549,785	499,321

Total liabilities and shareholders’ equity	$6,633,370	$5,945,736

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$56,259	$48,359	$157,180	$140,503
Securities:
Taxable	13,558	10,742	38,724	31,727
Tax-exempt	2,585	1,572	6,646	4,027
Federal funds sold and other	192	303	500	793

Total interest income	72,594	60,976	203,050	177,050

Interest expense:
Deposits	10,028	9,106	26,506	28,747
Borrowings	4,590	2,105	10,182	6,281

Total interest expense	14,618	11,211	36,688	35,028

Net interest income	57,976	49,765	166,362	142,022
Provision for loan losses	3,000	3,000	8,000	9,000

Net interest income after provision for loan losses	54,976	46,765	158,362	133,022

Noninterest income:
Service charges on deposit accounts	11,184	10,551	33,414	29,484
Investment services	3,164	2,489	9,019	7,214
Other fee income	6,214	6,816	16,566	14,423
Bank-owned life insurance income	2,154	1,209	5,551	3,594
Other operating income	2,594	1,767	5,189	4,052
Gain on sale of loans, net	684	1,569	1,973	3,815
Gain (loss) on sale of securities, net	(46)	31	(45)	1,181

Total noninterest income	25,948	24,432	71,667	63,763

Noninterest expenses:
Salaries and employee benefits	30,429	27,878	89,756	75,781
Occupancy expense	9,395	8,006	26,540	21,391
Professional services	3,174	2,498	8,274	6,712
Core deposit intangible amortization expense	799	695	2,710	695
Other operating expenses	9,965	12,281	29,532	27,454

Total noninterest expenses	53,762	51,358	156,812	132,033

Income before income taxes	27,162	19,839	73,217	64,752
Provision for income taxes	7,496	6,459	22,043	20,335

Net income	$19,666	$13,380	$51,174	$44,417

Earnings per common share:
Basic	$0.28	$0.20	$0.74	$0.65

Diluted	$0.28	$0.19	$0.73	$0.64

Dividends per common share	$0.03	$0.03	$0.09	$0.03

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

								Accumulated
								Other
	Preferred Stock		Common Stock		Additional			Comprehensive		Total
					Paid-In	Retained	Deferred	Income	Treasury	Shareholders’
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Compensation	(Loss)	Stock	Equity

	(Dollars in thousands, except per share amounts)
BALANCE, DECEMBER 31, 2003	—	$—	68,458,286	$68,458	$65,380	$368,069	$(4,215)	$2,050	$(421)	$499,321
Exercise of stock options			635,484	636	6,631					7,267
Issuance of restricted common stock, net of shares forfeited into Treasury			133,125	133	2,636		(2,769)			—
Issuance of non-employee director stock			7,628	8	124					132
Purchase of treasury stock									(927)	(927)
Deferred compensation amortization							1,248			1,248
Cash dividends, $0.09 per common share						(6,195)				(6,195)
Comprehensive income:
Net income for the nine months ended September 30, 2004						51,174				51,174
Net change in unrealized appreciation (depreciation) on securities available for sale, net of deferred taxes of $1,143								(1,864)		(1,864)
Reclassification adjustment for losses included in net income, net of deferred taxes of $228								(371)		(371)

Total comprehensive income										48,939

BALANCE, SEPTEMBER 30, 2004	—	$—	69,234,523	$69,235	$74,771	$413,048	$(5,736)	$(185)	$(1,348)	$549,785

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,

	2004	2003

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$51,174	$44,417
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,000	9,000
Depreciation	10,707	8,684
Recovery of valuation allowance on mortgage servicing rights, net	—	(2,371)
Realized (gain) loss on securities available for sale, net	45	(1,181)
(Gain) loss on sale of premises and equipment, net	(2)	1
Amortization and accretion of securities’ premiums and discounts, net	4,346	8,911
Amortization of mortgage servicing rights	1,677	4,164
Amortization of computer software	4,873	3,532
Amortization of core deposit intangibles	2,710	695
Other amortization	1,248	1,041
Income tax benefit from exercise of stock options	2,135	1,593
Net change in:
Loans held for sale	877	1,023
Other assets and liabilities, net	2,494	(18,882)

Net cash provided by operating activities	90,284	60,627

Cash flows from investing activities:
Proceeds from maturity and call of securities available for sale	36,615	45,709
Proceeds from sale of securities available for sale	794,031	510,486
Principal paydowns of mortgage-backed securities available for sale	228,351	459,508
Purchase of securities available for sale	(1,176,021)	(1,289,000)
Purchase of Federal Reserve Bank stock	(3,444)	(28)
Purchase of Federal Home Loan Bank stock	(24,512)	(2,331)
Proceeds from redemption of Federal Home Loan Bank stock	15,102	—
Net increase in loans held for investment	(492,923)	(115,495)
Proceeds from sale of premises and equipment	733	64
Purchase of premises and equipment	(36,809)	(20,326)
Purchase of mortgage servicing rights	—	(264)
Purchase of Bank-owned life insurance policies	—	(30,000)
Acquisition of Maxim Financial Holdings, Inc., net of cash acquired of $142,658	—	79,618
Acquisition of Reunion Bancshares, Inc., net of cash acquired of $30,596	(19,404)	—
Investment in unconsolidated equity investees	(2,431)	(1,076)

Net cash used in investing activities	(680,712)	(363,135)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing demand deposits	22,327	(18,316)
Net increase in time deposits	104,986	107,276
Net increase in other interest-bearing deposits	66,845	66,708
Net increase (decrease) in securities sold under repurchase agreements	81,857	(194)
Issuance of junior subordinated deferrable interest debentures, net of cost	36,083	—
Issuance of senior subordinated debentures	75,000	—
Net increase (decrease) in other short-term borrowings	239,504	(85,276)
Proceeds from long-term borrowings	2,200	200,000
Payments on long-term borrowings	(200,332)	(100,290)
Payments of cash dividends	(6,195)	(1,707)
Net proceeds from exercise of stock options	5,132	3,952
Purchase of treasury stock	(927)	—

Net cash provided by financing activities	426,480	172,153

Net decrease in cash and cash equivalents	(163,948)	(130,355)
Cash and cash equivalents at beginning of period	485,798	535,364

Cash and cash equivalents at end of period	$321,850	$405,009

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (“the Company”) and its direct and indirect wholly owned subsidiaries except for those where it has been determined that the Company is not the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46 (“FIN No. 46”). All material intercompany accounts and transactions have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position at September 30, 2004 and December 31, 2003, consolidated net income for the three and nine months ended September 30, 2004 and 2003, consolidated cash flows for the nine months ended September 30, 2004 and 2003, and consolidated changes in shareholders’ equity for the nine months ended September 30, 2004. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period.

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

      On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105 (“SAB No. 105”), Application of Accounting Principles to Loan Commitments. SAB No. 105 summarizes the view of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments including recognition of the loan commitment and financial statement disclosures. The requirements of SAB No. 105 did not have a material impact on the financial condition or results of operations of the Company.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft entitled Share Based Payment which would amend Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”), and Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Among other items, the new standard would require the expensing of stock options issued by the Company. The new standard, as proposed, would be effective January 1, 2005. Throughout 2004, the FASB has continued to deliberate on different aspects of a new standard and currently expects to issue a final standard in the fourth quarter of 2004. Although the Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance, the Stock-Based Compensation disclosures provide detail as to the Company’s financial performance as if the Company had applied the fair value based method and recognition provision of SFAS No. 123 to stock-based compensation in the current reporting periods.

      On June 4, 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to or beyond the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (“FSP”) to provide additional implementation guidance. Currently, the FASB expects to issue the FSP no later than December 2004.

Reclassifications

      Certain previously reported amounts have been reclassified to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income, total assets, or stockholders’ equity.

Stock-Based Compensation

      The Company applies the intrinsic value method in accounting for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25. In 1995, the FASB issued SFAS No. 123 which, if fully adopted by the Company, would change the method the Company applies in recognizing the expense of its stock-based compensation plans for awards subsequent to 1994. Adoption of the expense recognition provisions of SFAS No. 123 is optional and the Company decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS No. 123 are required by SFAS No. 123 and are presented below.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollars in thousands, except per share amounts)
Net income
As reported	$19,666	$13,380	$51,174	$44,417
Pro forma	$18,910	$12,662	$49,263	$42,428
Stock-based compensation cost, net of income taxes
As reported	$338	$258	$811	$677
Pro forma	$1,094	$976	$2,723	$2,666
Basic earnings per common share
As reported	$0.28	$0.20	$0.74	$0.65
Pro forma	$0.27	$0.19	$0.72	$0.62
Diluted earnings per common share
As reported	$0.28	$0.19	$0.73	$0.64
Pro forma	$0.27	$0.18	$0.70	$0.61

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

      The merger was a cash transaction with $43.5 million paid at closing and an additional $6.5 million deposited into an escrow account. The release of this account is contingent upon the performance of the loan portfolio and other potential liabilities over a three-year period. The purchase price was funded through the proceeds of $51.5 million of junior subordinated deferrable interest debentures issued in October 2003.

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

      Core deposit intangibles (“CDI”) are amortized using an economic life method based on deposit attrition projections derived from nationally-observed patterns within the banking industry. As a result, CDI amortization will decline over time with most of the amortization during the initial years. The Lone Star CDI is being amortized over a weighted average period of thirteen and one-third years with no residual value.

      The unaudited pro forma combined historical results, as if Lone Star and Maxim had been included in operations at January 1, 2003, are estimated to be as follows:

	Pro forma		Pro forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollars in thousands, except per share amounts)
Net interest income after provision for loan losses and noninterest income	$80,924	$73,655	$230,723	$216,660
Income before income taxes	27,162	20,237	73,284	70,908
Net income	19,666	13,643	51,221	48,708
Earnings per common share, basic	$0.28	$0.20	$0.74	$0.72
Earnings per common share, diluted	$0.28	$0.19	$0.73	$0.70

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

      On May 20, 2004, the Company and the Bank entered into an Agreement and Plan of Merger with Klein Bancshares, Inc. (“Klein”), whereby Klein would merge into the Company. The merger transaction was completed on October 1, 2004. Klein was the parent company of Klein Bank located in northwest Harris County and Montgomery County, Texas. The merger was a cash and common stock transaction valued at $165.0 million. At September 30, 2004, Klein had total assets of $590.8 million, total loans of $162.0 million, and total deposits of $535.6 million.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3.	Securities

      The amortized cost and approximate fair value of securities classified as available for sale are as follows:

	September 30, 2004				December 31, 2003

		Gross Unrealized				Gross Unrealized
	Amortized				Amortized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$315,633	$727	$(1,891)	$314,469	$250,359	$841	$(102)	$251,098
Mortgage-backed securities	1,096,789	4,758	(8,729)	1,092,818	1,101,988	7,078	(8,320)	1,100,746
Municipal securities	242,060	7,882	(1,618)	248,324	152,927	5,905	(754)	158,078
Federal Reserve Bank stock	7,903	—	—	7,903	4,459	—	—	4,459
Federal Home Loan Bank stock	34,879	—	—	34,879	25,469	—	—	25,469
Other securities	3,994	7	(1)	4,000	9,455	93	—	9,548

Total securities available for sale	$1,701,258	$13,374	$(12,239)	$1,702,393	$1,544,657	$13,917	$(9,176)	$1,549,398

      The following table displays the gross unrealized losses and fair value of investments as of September 30, 2004 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$183,439	$(1,891)	$—	$—	$183,439	$(1,891)
Mortgage-backed securities	483,861	(4,583)	212,574	(4,146)	696,435	(8,729)
Municipal securities	59,261	(1,251)	12,672	(367)	71,933	(1,618)
Federal Reserve Bank stock	—	—	—	—	—	—
Federal Home Loan Bank stock	—	—	—	—	—	—
Other securities	66	(1)	—	—	66	(1)

Total securities available for sale	$726,627	$(7,726)	$225,246	$(4,513)	$951,873	$(12,239)

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

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

4.	Comprehensive Income

      Comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollars in thousands)
Net income	$19,666	$13,380	$51,174	$44,417
Net change in unrealized appreciation (depreciation) on securities available for sale, net of deferred tax	20,929	(14,207)	(1,864)	(12,361)
Reclassification adjustment for (gains) losses included in net income, net of deferred tax	(538)	190	(371)	(1,554)

Total comprehensive income (loss)	$40,057	$(637)	$48,939	$30,502

5.	Mortgage Servicing Rights

      The Company originates residential and commercial mortgage loans both for its own portfolio and to sell to investors with servicing rights retained through its ownership of Mitchell. Mitchell also purchases mortgage servicing rights.

      Mortgage servicing assets are periodically evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as loan type, interest rates and original loan terms (primarily 15 and 30 years). Fair value is estimated based on the objective characteristics of the servicing portfolio and is derived through discounted cash flow analysis. These analyses also take into consideration existing conditions in the secondary servicing markets as well as recently executed servicing transactions. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage servicing rights relative to their book value. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. Any provision and subsequent recovery would be recorded as a component of other fee income in the accompanying statement of income.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following table summarizes the changes in capitalized mortgage servicing rights for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollars in thousands)
Mortgage servicing rights:
Balance, beginning of period	$7,593	$9,310	$8,299	$10,628
Originations	257	827	757	1,854
Purchases	—	15	—	264
Amortization	(471)	(1,570)	(1,677)	(4,164)

Balance, end of period	7,379	8,582	7,379	8,582

Valuation allowance:
Balance, beginning of period	—	2,605	—	2,371
Provision	—	—	—	234
Recovery	—	(2,605)	—	(2,605)

Balance, end of period	—	—	—	—

Mortgage servicing rights, net	$7,379	$8,582	$7,379	$8,582

      Loans serviced for others totaled $868.8 million at September 30, 2004 and $945.3 million at September 30, 2003. Capitalized mortgage servicing rights represent 85 basis points and 91 basis points of the portfolio serviced at September 30, 2004 and 2003, respectively.

6.	Earnings Per Common Share

      Earnings per common share is computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share amounts)
Net income	$19,666	$13,380	$51,174	$44,417

Divided by average common shares and common share equivalents:
Average common shares outstanding	69,100	68,268	68,798	67,986
Average common shares issuable under the stock option plan	1,730	1,740	1,746	1,580

Total average common shares and common share equivalents	70,830	70,008	70,544	69,566

Basic earnings per common share	$0.28	$0.20	$0.74	$0.65

Diluted earnings per common share	$0.28	$0.19	$0.73	$0.64

      Stock options outstanding of 647 and 226 for the three months ended September 30, 2004 and 2003, respectively, and 241 and 394 for the nine months ended September 30, 2004 and 2003, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.

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

      Summarized financial information by operating segment for the three and nine months ended September 30, 2004 and 2003 follows:

	Three Months Ended September 30,

	2004				2003

	Bank	Mortgage	Eliminations	Consolidated	Bank	Mortgage	Eliminations	Consolidated

	(Dollars in thousands)
Interest income	$70,264	$3,939	$(1,609)	$72,594	$58,382	$4,042	$(1,448)	$60,976
Interest expense	14,618	1,609	(1,609)	14,618	11,211	1,448	(1,448)	11,211

Net interest income	55,646	2,330	—	57,976	47,171	2,594	—	49,765
Provision for loan losses	1,970	1,030	—	3,000	2,686	314	—	3,000
Noninterest income	24,058	1,890	—	25,948	19,552	4,880	—	24,432
Noninterest expense	51,355	2,407	—	53,762	48,033	3,325	—	51,358

Income before income taxes	$26,379	$783	$—	$27,162	$16,004	$3,835	$—	$19,839

	Nine Months Ended September 30,

	2004				2003

	Bank	Mortgage	Eliminations	Consolidated	Bank	Mortgage	Eliminations	Consolidated

	(Dollars in thousands)
Interest income	$196,320	$10,988	$(4,258)	$203,050	$169,481	$11,845	$(4,276)	$177,050
Interest expense	36,688	4,258	(4,258)	36,688	35,028	4,276	(4,276)	35,028

Net interest income	159,632	6,730	—	166,362	134,453	7,569	—	142,022
Provision for loan losses	5,872	2,128	—	8,000	8,290	710	—	9,000
Noninterest income	66,398	5,269	—	71,667	55,558	8,205	—	63,763
Noninterest expense	149,506	7,306	—	156,812	123,450	8,583	—	132,033

Income before income taxes	$70,652	$2,565	$—	$73,217	$58,271	$6,481	$—	$64,752

Total assets	$6,601,850	$322,221	$(290,701)	$6,633,370	$5,630,322	$299,292	$(266,104)	$5,663,510

      Intersegment interest was paid to the bank by the mortgage company in the amount of $1.6 million and $1.4 million for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, intersegment interest was $4.3 million. Advances from the bank to the mortgage company of $290.7 million and $266.1 million were eliminated in consolidation at September 30, 2004 and 2003, respectively.

8.	Off-Balance Sheet Credit Commitments

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

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit. Commitments to extend credit were $2.80 billion at September 30, 2004 and $2.14 billion at December 31, 2003.

      Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain certain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit were $293.1 million at September 30, 2004 and $227.0 million at December 31, 2003. As of September 30, 2004 and December 31, 2003, $401,000 and $248,000, respectively, has been recorded as a liability for the fair value of the Company’s potential obligations under these agreements.

9.	Goodwill and Core Deposit Intangibles

      Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the nine months ended September 30, 2004 were as follows:

		Core Deposit
	Goodwill	Intangibles

	(Dollars in thousands)
Balance, December 31, 2003	$25,647	$6,185
Acquisition of Lone Star	29,155	6,379
Adjustment to acquisition of Maxim	196	—
Amortization	—	(2,710)

Balance, September 30, 2004	$54,998	$9,854

      The following table shows the estimated future amortization expense for core deposit intangibles:

Core Deposit
Intangibles

(Dollars in thousands)
Remaining 2004	$785
2005	2,499
2006	1,774
2007	1,356
2008	1,043
Thereafter	2,397

10.	Subordinated Debentures

      In October 2003, the Company formed the Statutory Trust I (“Trust I”) to issue trust preferred securities. On October 7, 2003, Trust I issued in a private placement $50.0 million in trust preferred securities in the form of its floating rate capital securities and issued to the Company $1.5 million of trust common securities. Trust I used the proceeds to

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

purchase $51.5 million of the Company’s floating rate junior subordinated deferrable interest debentures due December 17, 2033 (“the Debentures”). The Debentures bear interest at LIBOR plus 285 basis points. The interest rate on the Debentures was 4.74% at September 30, 2004. The Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed or purchased money, obligations under letters of credit and certain derivative contracts, and any guarantees by the Company of any such obligations. The $51.0 million in proceeds, net of issuance costs, from this offering were used to fund the cash purchase price for Lone Star. See “Note 2 — Merger Related Activity” for further discussion of the merger.

      On September 24, 2004, the Company formed the Statutory Trust II (“Trust II”) to issue additional trust preferred securities. On that date, Trust II issued in a private placement $35.0 million in trust preferred securities in the form of its floating rate capital securities and issued to the Company $1.1 million of trust common securities. Trust II used the proceeds to purchase $36.1 million of the Company’s floating rate junior subordinated deferrable interest debentures due October 7, 2034 (“the Debentures”). The Debentures bear interest at LIBOR plus 190 basis points. The interest rate on the Debentures was 3.84% at September 30, 2004. The Debentures are the sole assets of the Statutory Trust II and are subordinate to all of the Company’s existing and future obligations for borrowed or purchased money, obligations under letters of credit and certain derivative contracts, and any guarantees by the Company of any such obligations. The $36.1 million in proceeds, net of issuance costs, from this offering were used to fund the cash purchase price for Klein and to augment the Company’s capital ratios to support its loan growth. See “Note 2 — Merger Related Activity” for further discussion of the merger.

      On September 22, 2004, the Company entered into a Subordinated Debenture Purchase Agreement. Under the terms of this agreement, the Company issued an aggregate principal amount of $75.0 million in floating rate subordinated debt. All amounts due and owed under the Subordinated Debenture are to be repaid in full on September 22, 2014. The Subordinated Debenture bears interest at LIBOR plus 125 basis points. The interest rate on the Subordinated Debenture was 3.17% at September 30, 2004. This agreement includes a financial covenant that the Company shall maintain such capital as may be necessary to cause the Company to be classified as “adequately capitalized” and the Bank shall maintain such capital as may be necessary to cause it to be classified as “well capitalized” as of the end of each calendar quarter. Upon declaration of or a continuing event of default, the Company will be restricted from declaring or paying or causing or permitting any subsidiary to pay a cash dividend or other distribution to parties that are ranked junior to the holders of the subordinated debt. The Company has agreed to certain restrictions on its ability to incur additional indebtedness that is senior to the Subordinated Debenture. If the subordinated debt ceases to qualify as Tier 2 capital under the applicable rules and regulations promulgated by the Board of Governor of the Federal Reserve System, the Company and the lender may restructure the debt as a senior unsecured obligation of the Company or the Company may repay the debt. The Company used the proceeds of the debenture to fund the cash purchase price for Klein and to augment the Company’s capital ratios to support its loan growth. See “Note 2 — Merger Related Activity” for further discussion of the merger.

11.	Common Stock Cash Dividend

      On August 4, 2004, the Company’s Board of Directors declared a cash dividend of $0.03 cents per common share paid on September 15, 2004 to shareholders of record as of September 1, 2004.

12.	Common Stock Split

      On June 17, 2004, the Company declared a stock split effected by a stock dividend payable at the rate of one share of the Company’s common stock for each share of the Company’s common stock issued and outstanding as of July 1, 2004, payable on July 15, 2004, to the holders of record as of the close of business on July 1, 2004. This stock split has been given retroactive effect in the accompanying financial statements and related notes. In addition, earnings per share data has been restated for all periods presented.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

13.	Supplemental Cash Flow Information

      Supplemental cash flow information for the nine months ended September 30, 2004 and 2003 is as follows:

	Nine Months Ended
	September 30,

	2004	2003

	(Dollars in thousands)
Non-cash investing and financing activities:
Loans transferred to foreclosed real estate	$9,334	$3,670

      The Company acquired Lone Star on January 31, 2004 and Maxim on July 1, 2003. In conjunction with the acquisitions, liabilities were assumed as follows:

	January 31, 2004	July 1, 2003

	(Dollars in thousands)
Fair value of assets acquired	$261,523	$348,788
Cash paid for the capital stock	(50,000)	(63,040)

Liabilities assumed	$211,523	$285,748

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Total assets at September 30, 2004 and December 31, 2003 were $6.63 billion and $5.95 billion, respectively. This growth was the result of a favorable economy, the addition of new loan officers, the merger with Lone Star, and the Company’s overall growth strategy. In addition, the Company successfully completed during the period ended September 30, 2004 an aggressive marketing campaign designed to attract new loan customers. Gross loans were $4.23 billion at September 30, 2004, an increase of $641.6 million, or 18%, from $3.59 billion at December 31, 2003. Deposits increased to $4.80 billion at September 30, 2004 from $4.40 billion at December 31, 2003. Shareholders’ equity was $549.8 million and $499.3 million at September 30, 2004 and December 31, 2003, respectively.

      For the three months ended September 30, 2004, net income was $19.7 million ($0.28 per diluted common share) compared to $13.4 million ($0.19 per diluted common share) for the same period in 2003, an increase of 47%. For the nine months ended September 30, 2004, net income was $51.2 million ($0.73 per diluted common share) compared to $44.4 million ($0.64 per diluted common share) for the same period in 2003, an increase of 15%. Return on average assets and return on average common shareholders’ equity for the three months ended September 30, 2004 was 1.21% and

14.79%, respectively, as compared to 0.95% and 11.14% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, return on average assets and return on average common shareholders’ equity was 1.10% and 13.19%, respectively, as compared to 1.13% and 12.72% for the nine months ended September 30, 2003. Return on average assets is calculated by dividing annualized net income by the daily average of total assets. Return on average common shareholders’ equity is calculated by dividing annualized net income by the daily average of common shareholders’ equity.

      Two principal components of the Company’s growth strategy are expansion through de novo branching and strategic merger transactions. During 2003, three new branches were opened in the Houston metropolitan area and the merger with Maxim was completed in July 2003, adding eight branches in Galveston County. The merger with Lone Star, announced in October 2003, closed on January 31, 2004. This transaction added five branches in Dallas and initiated the Company’s entry into the important Dallas/ Metroplex market. Additionally, on October 1, 2004, the Company completed its merger with Klein Bank. This transaction added 27 branches in Northwest Harris County and Montgomery County. One new branch was opened in the Houston metropolitan area in February 2004 and two branches were under construction at September 30, 2004. In addition, the Company opened an operations center in Dallas during the second quarter of 2004 to enable it to offer its treasury management products to commercial businesses in that market.

      The taxable-equivalent net interest margin, defined as annualized taxable-equivalent net interest income divided by average interest-earning assets, for the three months ended September 30, 2004 was 4.04%, up from 3.97% for the three months ended September 30, 2003. The increase in the taxable-equivalent net interest margin was due to higher yields on interest-earning assets, primarily due to an increase in the yield of securities to 4.11% for the three months ended September 30, 2004 from 3.48% for the three months ended September 30, 2003. This increase in the yield on the securities portfolio is the result of lower premium amortization recorded in 2004. The increase in the yields on interest-earning assets were partially offset by an increase in the cost of interest-bearing liabilities from to 1.34% for the three months ended September 30, 2004 from 1.18% for the three months ended September 30, 2003. This increase reflects increases in market rates and a greater reliance on wholesale funding to support the Company’s loan growth.

      For the nine months ended September 30, 2004, taxable-equivalent net interest margin was 4.08%, a decrease from 4.10% for the nine months ended September 30, 2003. The decline in the taxable-equivalent net interest margin was due to lower yields on the loan portfolio reflecting the effects of declines in the level of interest rates as managed by the Federal Reserve Board. Declines in the yields on interest-earning assets were partially offset by reductions in the cost of interest-bearing liabilities to 1.19% for the nine months ended September 30, 2004 from 1.34% for the nine months ended September 30, 2003. Demand deposits are a significant funding source and averaged 33% of total deposits for the three and nine months ended September 30, 2004, as compared to 31% for the same periods last year.

      Noninterest income is an important component of the Company’s net income and comprises 31% and 30% of total revenue, defined as net interest income plus noninterest income, for the three and nine months ended September 30, 2004, respectively. Noninterest income increased $1.5 million, or 6%, to $25.9 million for the three months ended September 30, 2004, compared to $24.4 million for the same period in 2003. For the nine months ended September 30, 2004, noninterest income increased $7.9 million, or 12%, to $71.7 million, as compared to $63.8 million for the same period last year. The primary drivers of the increase were continued growth in service charge income arising from the sale of treasury management products to commercial customers and the mergers with Maxim and Lone Star, the increase in net non-sufficient funds charges on retail deposit accounts, letter of credit activity, sale of investment products and services, increased Bank-owned life insurance proceeds and gains recognized from private equity investments.

      The growth in noninterest expenses was affected by the mergers with Maxim and Lone Star as well as the hiring of additional personnel and additional expenditures to support the Company’s growth. Noninterest expenses increased $2.4 million, or 5%, to $53.8 million for the three months ended September 30, 2004, compared to $51.4 million for the same period in 2003. For the nine months ended September 30, 2004, noninterest expenses increased $24.8 million, or 19%, to $156.8 million, compared to $132.0 million for the same period last year. The Company continues to invest in its technology infrastructure to accommodate the growth in its various business activities, including the sale of treasury management products and services, as well as to continually upgrade its capabilities to meet customer and data security requirements. In addition, growth in personnel and branch facilities and the amortization of core deposit intangibles resulting from recent mergers affected the overall level of expenses for the quarter as well as expenditures to support activities for regulatory compliance and the Sarbanes-Oxley Act.

      Credit quality is an area of importance to the Company and asset quality indicators remained positive in the third quarter of 2004. Net charge-offs were 0.13% of average loans compared to 0.24% for the same period in the prior year. For the nine months ended September 30, 2004, net charge-offs were 0.14% of average loans compared to 0.25% for the same period in 2003. Nonperforming assets to total loans and other real estate was 0.49% at September 30, 2004, a decrease from 0.57% at September 30, 2003. The allowance for loan losses to nonperforming loans was 402.81% at September 30, 2004, compared to 271.41% at September 30, 2003. Although loans grew by 23% at September 30, 2004 compared to the same period last year, there was no material change in the composition of the loan portfolio.

      The Company’s capital position remains strong. Its Tier I Capital Ratio of 9.90% and Total Capital ratio of 12.05% were augmented by the issuance of $50.0 million in trust preferred securities by SWBT Statutory Trust I in October 2003 and $35.0 million in trust preferred securities by SWBT Statutory Trust II (both of which are not consolidated for reporting purposes) in September 2004. In addition, the Company has issued $75.0 million in senior subordinated debentures that qualify as Tier II Capital. The proceeds of these issuances were used to fund the mergers with Reunion and Klein.

Results of Operations

Interest Income

      Taxable-equivalent interest income for the three months ended September 30, 2004 was $74.1 million, an increase of $12.2 million, or 20%, from the three months ended September 30, 2003. This increase in interest income is due to a $792.6 million increase in average interest-earning assets to $5.87 billion for the three months ended September 30, 2004, a 16% increase from the same period last year. This increase is partially offset by an increase in the average rate on interest-bearing liabilities to 1.34% for the three months ended September 30, 2004, an increase of 16 basis points when compared to the same period in 2003. For the nine months ended September 30, 2004, taxable-equivalent interest income was $207.0 million, an increase of $27.3 million, or 15%, from the same period in 2003. This increase in interest income is due to a $861.8 million increase in average interest-earning assets to $5.58 billion for the nine months ended September 30, 2004, an 18% increase from the same period last year. This increase is partially offset by a decrease in the average yield on interest-earning assets to 4.96% for the nine months ended September 30, 2004, a decrease of 13 basis points when compared to the same period in 2003.

      Taxable-equivalent interest income on loans increased $7.9 million to $56.5 million for the three months ended September 30, 2004. This increase resulted from a $666.8 million increase in average loans outstanding to $4.12 billion for the three months ended September 30, 2004, a 19% increase from the same period a year ago. This increase is partially offset by a 12 basis point decrease in the average yield on loans to 5.45% for the three months ended September 30, 2004, compared to 5.57% for the same period last year.

      For the nine months ended September 30, 2004, taxable-equivalent interest income on loans was $157.7 million, an increase of $16.6 million, or 12%, from the same period a year ago. This increase was due to a $570.0 million increase in average loans outstanding to $3.90 billion for the nine months ended September 30, 2004, a 17% increase from the same period a year ago. This increase is partially offset by a 27 basis point decrease in the average yield on loans to 5.40% for the nine months ended September 30, 2004, compared to 5.67% for the same period last year.

      Taxable-equivalent interest income on securities increased $4.3 million to $17.5 million for the three months ended September 30, 2004. This increase was due to a 63 basis point increase in the taxable-equivalent average yield on securities to 4.11% for the three months ended September 30, 2004, compared to 3.48% for the same period last year. In addition, the average balance of securities outstanding increased $193.7 million to $1.69 billion for the three months ended September 30, 2004, a 13% increase from the same period a year ago.

      For the nine months ended September 30, 2004, taxable-equivalent interest income on securities was $48.8 million, an increase of $11.0 million, or 29%, from the same period a year ago. This increase was due to a $331.6 million increase in average securities outstanding to $1.63 billion for the nine months ended September 30, 2004, a 26% increase from the same period a year ago. In addition, the average taxable-equivalent yield on securities increased 10 basis points to 4.01% for the nine months ended September 30, 2004, compared to 3.91% for the same period last year.

Interest Expense

      Interest expense on deposits and borrowings for the three months ended September 30, 2004 was $14.6 million, an increase of $3.4 million, or 30%, from the three months ended September 30, 2003. This increase in interest expense was attributable to an increase in the average rate on interest-bearing liabilities to 1.34% for the three months ended September 30, 2004, an increase of 16 basis points when compared to the same period in 2003. In addition, the average balance of interest-bearing liabilities increased $583.5 million to $4.35 billion for the three months ended September 30, 2004, an increase of 16% from the same period last year.

      Interest expense on deposits and borrowings for the nine months ended September 30, 2004 was $36.7 million, an increase of $1.7 million, or 5%, from the nine months ended September 30, 2003. This increase is due to a $628.1 million increase in average interest-bearing liabilities to $4.13 billion for the nine months ended September 30, 2004, an increase of 18% from the same period last year. Partially offsetting this increase was a decrease in the average rate on interest-bearing liabilities to 1.19% for the nine months ended September 30, 2004, a decrease of 15 basis points when compared to the same period in 2003.

Net Interest Income

      Taxable-equivalent net interest income for the three months ended September 30, 2004 was $59.5 million compared to $50.7 million for the three months ended September 30, 2003, an increase of $8.8 million, or 17%. The increase is primarily attributable to growth in average interest-earning assets and to an increase in the yields on interest-earning assets. Average interest-earnings assets, primarily loans and securities, increased $792.6 million, or 16%, for the quarter ended September 30, 2004 when compared to the same period last year. This increase in interest-earning assets contributed $10.7 million to net interest income. The average yield on interest-earning assets was 5.03% for the quarter ended September 30, 2004, an increase of 19 basis points from 4.84% for the same period last year.

      For the three months ended September 30, 2004, the taxable-equivalent net interest margin, defined as annualized taxable-equivalent net interest income divided by average interest-earning assets, increased to 4.04%, compared to 3.97% for the three months ended September 30, 2003. This increase resulted from an increase in the yield on interest-earning assets of 19 basis points, from 4.84% for the three months ended September 30, 2003 to 5.03% for the three months ended September 30, 2004. This increase in yield was partially offset by an increase in the cost of funds of 16 basis points from 1.18% for the three months ended September 30, 2003 to 1.34% for the three months ended September 30, 2004.

      For the nine months ended September 30, 2004, taxable-equivalent net interest income was $170.3 million, compared to $144.7 million for the same period last year, an increase of $25.6 million, or 18%. The increase is primarily attributable to growth in average interest-earning assets and to a decrease in rates paid on interest-bearing liabilities. Average interest-earnings assets, primarily loans and securities, increased $861.8 million, or 18%, for the nine months ended September 30, 2004 when compared to the same period last year. This increase in interest-earning assets contributed $33.2 million to net interest income. The average rate on interest-bearing liabilities was 1.19% for the nine months ended September 30, 2004, a decrease of 15 basis points from 1.34% for the same period last year.

      For the nine months ended September 30, 2004, the taxable-equivalent net interest margin declined to 4.08%, compared to 4.10% for the nine months ended September 30, 2003. This decrease resulted from a decrease in the yield on interest-earning assets of 13 basis points, from 5.09% for the nine months ended September 30, 2003 to 4.96% for the nine months ended September 30, 2004. This decrease in yield was partially offset by a decrease in the cost of funds of 15 basis points from 1.34% for the nine months ended September 30, 2003 to 1.19% for the nine months ended September 30, 2004.

      The following table presents for the period indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-earning liabilities, expressed both in dollars and rates. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% tax rate. All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield. Interest on nonaccruing loans is included to the extent it is received. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated shareholders’ equity.

	Three Months Ended September 30,

	2004			2003

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid(1)	Rate	Balance	Paid(1)	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$4,123,462	$56,463	5.45%	$3,456,711	$48,526	5.57%
Securities	1,691,472	17,477	4.11	1,497,754	13,130	3.48
Federal funds sold and other	52,573	192	1.45	120,474	303	1.00

Total interest-earning assets	5,867,507	74,132	5.03%	5,074,939	61,959	4.84%

Less allowance for loan losses	(49,422)			(41,469)

	5,818,085			5,033,470
Noninterest-earning assets	672,530			576,097

Total assets	$6,490,615			$5,609,567

Interest-bearing liabilities:
Money market and savings deposits	$2,084,393	4,445	0.85%	$1,927,282	3,685	0.76%
Time deposits	1,088,302	5,583	2.04	1,064,502	5,421	2.02
Repurchase agreements and other borrowed funds	1,173,762	4,590	1.56	771,132	2,105	1.08

Total interest-bearing liabilities	4,346,457	14,618	1.34%	3,762,916	11,211	1.18%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,587,990			1,342,560
Other liabilities	27,246			27,493

Total liabilities	5,961,693			5,132,969
Shareholders’ equity	528,922			476,598

Total liabilities and shareholders’ equity	$6,490,615			$5,609,567

Taxable-equivalent net interest income		$59,514			$50,748

Taxable-equivalent net interest spread			3.69%			3.66%

Taxable-equivalent net interest margin			4.04%			3.97%

(1)	For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets assuming a 35% federal income tax rate. The following is a reconciliation of taxable-equivalent net interest income to net interest income, as reported:

	Three Months Ended
	September 30,

	2004	2003

	(Dollars in thousands)
Taxable-equivalent net interest income	$59,514	$50,748
Taxable-equivalent adjustment	(1,538)	(983)

Net interest income, as reported	$57,976	$49,765

	Nine Months Ended September 30,

	2004			2003

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid(1)	Rate	Balance	Paid(1)	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$3,898,787	$157,712	5.40%	$3,328,824	$141,127	5.67%
Securities	1,625,592	48,820	4.01	1,294,037	37,838	3.91
Federal funds sold and other	56,498	500	1.18	96,178	793	1.10

Total interest-earning assets	5,580,877	207,032	4.96%	4,719,039	179,758	5.09%

Less allowance for loan losses	(48,288)			(39,884)

	5,532,589			4,679,155
Noninterest-earning assets	694,669			564,424

Total assets	$6,227,258			$5,243,579

Interest-bearing liabilities:
Money market and savings deposits	$2,036,791	11,006	0.72%	$1,824,654	12,012	0.88%
Time deposits	1,053,271	15,500	1.97	998,613	16,735	2.24
Repurchase agreements and other borrowed funds	1,041,204	10,182	1.31	679,889	6,281	1.24

Total interest-bearing liabilities	4,131,266	36,688	1.19%	3,503,156	35,028	1.34%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,551,178			1,241,765
Other liabilities	26,463			31,675

Total liabilities	5,708,907			4,776,596
Shareholders’ equity	518,351			466,983

Total liabilities and shareholders’ equity	$6,227,258			$5,243,579

Taxable-equivalent net interest income		$170,344			$144,730

Taxable-equivalent net interest spread			3.77%			3.75%

Taxable-equivalent net interest margin			4.08%			4.10%

(1)	For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets assuming a 35% federal income tax rate. The following is a reconciliation of taxable-equivalent net interest income to net interest income, as reported:

	Nine Months Ended
	September 30,

	2004	2003

	(Dollars in thousands)
Taxable-equivalent net interest income	$170,344	$144,730
Taxable-equivalent adjustment	(3,982)	(2,708)

Net interest income, as reported	$166,362	$142,022

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004 vs. 2003			2004 vs. 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Total	Volume	Rate	Days	Total

	(Dollars in thousands)
Interest-earning assets:
Loans	$9,218	$(1,281)	$7,937	$23,892	$(7,824)	$517	$16,585
Securities	1,679	2,668	4,347	9,609	1,234	139	10,982
Federal funds sold and other	(169)	58	(111)	(330)	34	3	(293)

Total increase (decrease) in interest income	10,728	1,445	12,173	33,171	(6,556)	659	27,274

Interest-bearing liabilities:
Money market and savings deposits	296	464	760	1,386	(2,436)	44	(1,006)
Time deposits	111	51	162	903	(2,199)	61	(1,235)
Repurchase agreements and borrowed funds	1,093	1,392	2,485	3,326	552	23	3,901

Total increase (decrease) in interest expense	1,500	1,907	3,407	5,615	(4,083)	128	1,660

Increase (decrease) in net interest income	$9,228	$(462)	$8,766	$27,556	$(2,473)	$531	$25,614

Provision for Loan Losses

      The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses was $3.0 million and $8.0 million for the three and nine months ended September 30, 2004. This compares to $3.0 million and $9.0 million for the three and nine months ended September 30, 2003. Management regularly reviews the Company’s loan loss allowance in accordance with its standard procedures. (See “— Financial Condition — Allowance for Loan Losses.”)

Noninterest Income

      Noninterest income for the three months ended September 30, 2004 was $25.9 million, an increase of $1.5 million, or 6%, from $24.4 million during the comparable period in 2003. Noninterest income for the nine months ended September 30, 2004 was $71.7 million, an increase of $7.9 million, or 12%, from $63.8 million during the comparable period in 2003. The following table shows the breakout of noninterest income between the bank and the mortgage company for the periods indicated.

	Three Months Ended September 30,						Nine Months Ended September 30,

	2004			2003			2004			2003

	Bank	Mortgage	Combined	Bank	Mortgage	Combined	Bank	Mortgage	Combined	Bank	Mortgage	Combined

	(Dollars in thousands)
Service charges on deposit accounts	$11,184	$—	$11,184	$10,551	$—	$10,551	$33,414	$—	$33,414	$29,484	$—	$29,484
Investment services	3,164	—	3,164	2,489	—	2,489	9,019	—	9,019	7,214	—	7,214
Factoring fee income	803	—	803	973	—	973	2,648	—	2,648	3,051	—	3,051
Loan fee income	1,402	766	2,168	633	1,211	1,844	2,823	2,097	4,920	1,712	2,991	4,703
Bank-owned life insurance income	2,154	—	2,154	1,209	—	1,209	5,551	—	5,551	3,594	—	3,594
Letters of credit fee income	1,086	—	1,086	675	—	675	2,954	—	2,954	1,853	—	1,853
Mortgage servicing fees, net of amortization and impairment	—	311	311	—	1,788	1,788	—	670	670	—	547	547
Gain on sale of loans, net	—	684	684	—	1,569	1,569	65	1,908	1,973	—	3,815	3,815
Gain on sale of securities, net	(46)	—	(46)	31	—	31	(45)	—	(45)	1,181	—	1,181
Other income	4,311	129	4,440	2,991	312	3,303	9,968	595	10,563	7,469	852	8,321

Total noninterest income	$24,058	$1,890	$25,948	$19,552	$4,880	$24,432	$66,397	$5,270	$71,667	$55,558	$8,205	$63,763

      Banking Segment. The largest component of noninterest income is service charges on deposit accounts, which were $11.2 million for the three months ended September 30, 2004, an increase of $633,000, or 6%, from $10.6 million for the same period last year. Service charges on deposit accounts were $33.4 million for the nine months ended September 30, 2004, an increase of $3.9 million, or 13%, from $29.5 million for the same period last year. Several factors contributed to this growth. First, the Bank’s treasury management group continues to grow, with service charges from commercial analysis and fee income up $314,000, or 7%, for the three months ended September 30, 2004, when compared to the same period last year. For the nine months ended September 30, 2004, such charges were $14.4 million, an increase of $1.2 million, or 9%, from $13.2 million for the nine months ended September 30, 2003. This success at winning new business results from the Company’s ability to design custom cost-effective cash management solutions for middle market and large corporate customers. Second, net non-sufficient fund charges on deposit accounts were $5.7 million for the three months ended September 30, 2004, an increase of $259,000, or 5%, from $5.4 million for the same period last year. For the nine months ended September 30, 2004, net non-sufficient fund charges on deposit accounts were $16.1 million, an increase of $2.3 million, or 17%, from $13.8 million for the nine months ended September 30, 2003. Additionally, the total number of deposit accounts grew from 196,198 at September 30, 2003 to 203,287 at September 30, 2004.

      Investment services income was $3.2 million for the three months ended September 30, 2004, an increase of $675,000, or 27%, from $2.5 million for the same period last year. For the nine months ended September 30, 2004, investment services income was $9.0 million, an increase of $1.8 million, or 25%, from $7.2 million for the nine months ended September 30, 2003. This increase is mainly due to increases in foreign exchange fees and commissions on insurance products.

      Other income was $4.3 million for the three months ended September 30, 2004, an increase of $1.3 million, or 44%, from the same period last year. This increase is primarily attributable to an increase in equity investments income. For the nine months ended September 30, 2004, other income was $10.0 million, an increase of $2.5 million, or 33%, from $7.5 million for the nine months ended September 30, 2003. This increase is primarily attributable to an increase in retail services fee income, primarily from debit card and ATM fees.

      Mortgage Segment. Gain on sale of loans, net, was $684,000 for the three months ended September 30, 2004, a decrease of $885,000, or 56%, from the same period last year. For the nine months ended September 30, 2004, gain on sale of loans, net, was $1.9 million, a decrease of $1.9 million, or 50%, from $3.8 million for the nine months ended September 30, 2003. This decrease is attributable to an increase in interest rates in the current year. The market value of loans held for sale is impacted by changes in current interest rates. An increase in interest rates results in a decrease in the market value of these loans while a decrease in interest rates results in an increase in the market value of these loans. The principal balances of mortgage loans sold were $37.0 million and $91.2 million during the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, the principal balances of mortgage loans sold were $133.4 million compared to $208.0 million for the same period last year.

      Mortgage servicing fees, net of amortization and impairment, were $311,000 for the three months ended September 30, 2004, a decrease of $1.5 million when compared to $1.8 million for the same period last year. This decrease in mortgage servicing fee income is attributable to a non-cash, pretax recovery of the carrying value of the mortgage servicing asset of $2.6 million recognized in the third quarter of 2003 in accordance with the quarterly revaluation of the capitalized mortgage servicing rights. For the nine months ended September 30, 2004, mortgage servicing fees, net of amortization and impairment, were $670,000, an increase of $123,000 when compared to the same period last year. This increase in mortgage servicing fee income is attributable to a reduction in amortization of capitalized mortgage servicing costs which is partially offset by a recovery of the carrying value of the mortgage servicing asset, net, of $2.4 million recognized in 2003. The mortgage industry experienced high levels of prepayment activity as a result of lower interest rates which resulted in increased amortization of capitalized mortgage servicing costs in 2003. Capitalized mortgage servicing costs are expensed against the related fee income as the underlying loans are paid off.

      Amortization of capitalized mortgage servicing costs for the three months ended September 30, 2004 was $471,000, a decrease of $1.1 million, or 70%, from $1.6 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, amortization of capitalized mortgage servicing costs was $1.7 million, a decrease of $2.5 million, or 60%, when compared to $4.2 million for the same period last year. See “Note 5 — Mortgage Servicing Rights.”

Noninterest Expenses

      For the three months ended September 30, 2004, noninterest expenses were $53.8 million, an increase of $2.4 million, or 5%, from $51.4 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, noninterest expenses totaled $156.8 million, an increase of $24.8 million, or 19%, from the same period in 2003. The increase in noninterest expenses was primarily due to salaries and employee benefits, occupancy expenses, and core deposit intangible amortization expense. This increase was primarily due to the mergers with Maxim and Lone Star and the hiring of additional personnel and additional investments required to accommodate the Company’s growth.

      Salaries and employee benefits for the three months ended September 30, 2004 were $30.4 million, an increase of $2.6 million, or 9%, from the three months ended September 30, 2003. For the nine months ended September 30, 2004, salaries and employee benefits were $89.8 million, an increase of $14.0 million, or 18%, from $75.8 million for the same period last year. Total full-time equivalent employees were 1,832 and 1,728 at September 30, 2004 and 2003, respectively.

      Occupancy expense for the three months ended September 30, 2004 was $9.4 million, an increase of $1.4 million, or 17%, from $8.0 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, occupancy expense was $26.5 million, an increase of $5.1 million, or 24%, from $21.4 million for the nine months ended September 30, 2003. Major categories within occupancy expense are building lease expense, depreciation expense and maintenance contract expense. Building lease expense increased $337,000, or 30%, to $1.5 million for the three months ended September 30, 2004. For the nine months ended September 30, 2004, building lease expense was $4.1 million, an increase of $779,000, or 23%, from $3.3 million for the same period last year. Depreciation expense increased $486,000, or 15%, to $3.7 million for the three months ended September 30, 2004. For the nine months ended September 30, 2004, depreciation expense was $10.7 million, an increase of $2.1 million, or 24%, from $8.7 million for the same period last year. Maintenance contract expense for the three months ended September 30, 2004 was $1.7 million, an increase of $142,000, or 9%, compared to $1.5 million for the same period last year. For the nine months ended September 30, 2004, maintenance contract expense was $4.8 million, an increase of $876,000, or 22%, from $3.9 million for the same period last year. The Company has purchased maintenance contracts for major operating systems throughout the organization.

      Core deposit intangible amortization expense for the three months ended September 30, 2004 was $799,000, an increase of $104,000, or 15%, from $695,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, core deposit intangible amortization expense was $2.7 million, an increase of $2.0 million from $695,000 for the nine months ended September 30, 2003. The core deposit intangible asset is associated with the Maxim merger that was effective July 1, 2003 and the Lone Star merger that was effective January 31, 2004.

Income Taxes

      Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax, if applicable. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers’ salaries, less interest income from federal securities. For the three months ended September 30, 2004, the provision for income taxes was $7.5 million, an increase of $1.0, or 16%, from the $6.5 million provided for in the same period in 2003. For the nine months ended September 30, 2004, the provision for income taxes was $22.0 million, an increase of $1.7 million, or 8%, from the $20.3 million provided for in the same period in 2003. The Company’s effective tax rate was 28% for the three months ended September 30, 2004 and 33% for the same period in 2003. For the nine months ended September 30, 2004, the Company’s effective tax rate was 30% compared to 31% for the same period last year. The reduction in the effective tax rate was the result of income from municipal securities and a tax credit for research and development expenditures.

Financial Condition

Loans Held for Investment

      Loans held for investment were $4.13 billion at September 30, 2004, an increase of $642.5 million, or 18%, from $3.49 billion at December 31, 2003.

      The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2004 and December 31, 2003.

	September 30, 2004		December 31, 2003

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$1,886,957	45.64%	$1,500,304	42.96%
Real estate:
Construction and land development	746,463	18.06	706,546	20.24
1-4 family residential	641,569	15.52	567,009	16.24
Commercial	649,098	15.70	521,254	14.93
Farmland	13,505	0.33	11,140	0.32
Other	61,675	1.49	41,854	1.20
Consumer	134,858	3.26	143,566	4.11

Total loans held for investment	$4,134,125	100.00%	$3,491,673	100.00%

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

      The contractual maturity ranges of the commercial and industrial and funded real estate construction and land development loan portfolio and the amount of such loans with fixed interest rates and floating interest rates in each maturity range as of September 30, 2004 are summarized in the following table:

	September 30, 2004

		After One
	One Year	Through	After
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial and industrial	$824,843	$885,731	$176,383	$1,886,957
Real estate construction and land development	368,076	354,883	23,504	746,463

Total	$1,192,919	$1,240,614	$199,887	$2,633,420

Loans with a fixed interest rate	$118,565	$260,192	$58,862	$437,619
Loans with a floating interest rate	1,074,354	980,422	141,025	2,195,801

Total	$1,192,919	$1,240,614	$199,887	$2,633,420

Loans Held for Sale

      Loans held for sale of $96.0 million at September 30, 2004 decreased from $96.9 million at December 31, 2003. These loans are primarily single family residential loans and are carried at the lower of cost or market and are typically sold to investors within one year of origination. The market value of these loans is impacted by changes in current interest rates. An increase in interest rates would result in a decrease in the market value of these loans while a decrease in interest rates would result in an increase in the market value of these loans. The business of originating and selling loans is conducted by the Company’s mortgage segment.

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

      The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with commitments to extend credit. Commitments to extend credit totaled $2.80 billion at September 30, 2004 and $2.14 billion at December 31, 2003.

      Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit were $293.1 million at September 30, 2004 and $227.0 million at December 31, 2003. As of September 30, 2004, and December 31, 2003, $401,000 and $248,000, respectively, has been recorded as a liability for the fair value of the Company’s potential obligations under these guarantees.

Credit Management

      The Company’s loan review procedures include a credit quality assurance process that includes approval by the Board of Directors of lending policies and underwriting guidelines, a loan review department staffed, in part, with Office of the Comptroller of the Currency experienced personnel, low individual lending limits for officers, loan committee approval for credit relationships in excess of $4.0 million, and a quality control process for loan documentation. The Company also maintains a problem loan monitoring process for credit extensions in excess of $100,000. The Company performs quarterly concentration analyses based on various factors such as industries, collateral types, business lines, large credit sizes, international credit exposure, and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. The Company continues to invest in its loan portfolio monitoring system to enhance its risk management capabilities.

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

      The allowance for loan losses increased by $6.2 million from December 31, 2003 as a result of the increase in loans held for investment, net charge-offs of $3.9 million, the allowance for loan losses acquired through the merger with Lone Star and provision for loan losses of $8.0 million. At September 30, 2004, the allowance for loan losses was 1.19% of period-end loans, an decrease from 1.23% at December 31, 2003. For the nine month period ended September 30, 2004, annualized net charge-offs to average loans was 0.14%. The net charge-offs average for all FDIC insured commercial banks was 0.67% for the six months ended June 30, 2004.

      Management believes that the allowance for loan losses at September 30, 2004 is adequate to cover probable losses inherent in the loan portfolio as of such date. There can be no assurance, however, that the Bank will not sustain losses in the future periods which could be greater than the size of the allowance as of September 30, 2004.

      The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollars in thousands)
Allowance for loan losses, beginning balance	$47,492	$38,723	$43,008	$36,696
Provision charged against operations	3,000	3,000	8,000	9,000
Charge-offs:
Commercial and industrial	(1,332)	(1,535)	(2,778)	(2,191)
Real estate:
Construction and land development	—	(14)	—	(14)
1-4 family residential	(87)	(24)	(773)	(47)
Commercial	—	(343)	(2,018)	(911)
Farmland	—	—	—	—
Other	—	—	—	(2,741)
Consumer	(247)	(241)	(1,227)	(626)

Total charge-offs	(1,666)	(2,157)	(6,796)	(6,530)

Recoveries:
Commercial and industrial	51	84	512	169
Real estate:
Construction and land development	—	—	—	—
1-4 family residential	105	—	105	48
Commercial	—	—	—	—
Farmland	—	—	—	—
Other	—	—	1,700	—
Consumer	221	59	558	326

Total recoveries	377	143	2,875	543

Net charge-offs	(1,289)	(2,014)	(3,921)	(5,987)
Allowance acquired through Maxim merger	—	1,426	—	1,426
Allowance acquired through Lone Star merger	—	—	2,116	—

Allowance for loan losses, ending balance	$49,203	$41,135	$49,203	$41,135

Allowance to period-end loans	1.19%	1.24%	1.19%	1.24%
Net charge-offs to average loans	0.13%	0.24%	0.14%	0.25%
Allowance to period-end nonperforming loans	402.81%	271.41%	402.81%	271.41%

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

	September 30, 2004		December 31, 2003

		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$27,643	45.64%	$25,388	42.96%
Real estate:
Construction and land development	7,940	18.06	5,503	20.24
1-4 family residential	4,887	15.52	2,478	16.24
Commercial	5,064	15.70	5,179	14.93
Farmland	134	0.33	39	0.32
Other	1,102	1.49	2,465	1.20
Consumer	2,433	3.26	1,956	4.11

Total allowance for loan losses	$49,203	100.00%	$43,008	100.00%

Nonperforming Assets and Impaired Loans

      Nonperforming assets, which include nonaccrual loans, accruing loans 90 or more days past due, restructured loans, and other real estate and foreclosed property, were $20.3 million at September 30, 2004, compared to $17.0 million at December 31, 2003. This resulted in a ratio of nonperforming assets to loans and other real estate of 0.49% at September 30, 2004 and at December 31, 2003. The increase in nonperforming asset is primarily due to the addition of one foreclosed commercial real estate property. Nonaccrual loans, the largest component of nonperforming assets, were $11.4 million at September 30, 2004 and December 31, 2003.

      The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30,	December 31,
	2004	2003

	(Dollars in thousands)
Nonaccrual loans	$11,370	$11,443
Accruing loans 90 or more days past due	845	1,299
Restructured loans	—	—
Other real estate and foreclosed property	8,076	4,248

Total nonperforming assets	$20,291	$16,990

Nonperforming assets to total loans and other real estate	0.49%	0.49%

      Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Gross interest income on nonaccrual loans that would have been recorded had these loans been performing as agreed was $931,000 and $1.1 million for the nine months ended September 30, 2004 and 2003, respectively.

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

      The following is a summary of loans considered to be impaired:

	September 30,	December 31,
	2004	2003

	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$7,330	$12,568
Impaired loans with a SFAS No. 114 valuation reserve	13,318	4,240

Total recorded investment in impaired loans	$20,648	$16,808

Valuation allowance related to impaired loans	$4,430	$2,768

      The average recorded investment in impaired loans during the nine months ended September 30, 2004 and the year ended December 31, 2003 was $18.7 million and $19.9 million, respectively. Interest income on impaired loans of $914,000 and $1.0 million was recognized for cash payments received during the nine months ended September 30, 2004 and 2003, respectively.

Securities

      At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading, or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities classified as held to maturity are stated at cost, increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method, only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. The Company has classified all securities as available for sale at September 30, 2004 and December 31, 2003.

      The amortized cost and approximate fair value of securities classified as available for sale is as follows:

	September 30, 2004				December 31, 2003

		Gross Unrealized				Gross Unrealized
	Amortized				Amortized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$315,633	$727	$(1,891)	$314,469	$250,359	$841	$(102)	$251,098
Mortgage-backed securities	1,096,789	4,758	(8,729)	1,092,818	1,101,988	7,078	(8,320)	1,100,746
Municipal securities	242,060	7,882	(1,618)	248,324	152,927	5,905	(754)	158,078
Federal Reserve Bank stock	7,903	—	—	7,903	4,459	—	—	4,459
Federal Home Loan Bank stock	34,879	—	—	34,879	25,469	—	—	25,469
Other securities	3,994	7	(1)	4,000	9,455	93	—	9,548

Total securities available for sale	$1,701,258	$13,374	$(12,239)	$1,702,393	$1,544,657	$13,917	$(9,176)	$1,549,398

      The following table displays the gross unrealized losses and fair value of investments as of September 30, 2004 that were in a continuous unrealized loss position for the periods indicated:

			Greater Than
	Less Than 12 Months		12 Months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$183,439	$(1,891)	$—	$—	$183,439	$(1,891)
Mortgage-backed securities	483,861	(4,583)	212,574	(4,146)	696,435	(8,729)
Municipal securities	59,261	(1,251)	12,672	(367)	71,933	(1,618)
Federal Reserve Bank stock	—	—	—	—	—	—
Federal Home Loan Bank stock	—	—	—	—	—	—
Other securities	66	(1)	—	—	66	(1)

Total securities available for sale	$726,627	$(7,726)	$225,246	$(4,513)	$951,873	$(12,239)

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

      Securities were $1.70 billion at September 30, 2004, an increase of $153.0 million from $1.55 billion at December 31, 2003. The taxable-equivalent yield on the securities portfolio for the nine months ended September 30, 2004 was 4.01% compared to 3.91% for the nine months ended September 30, 2003.

      Included in the Company’s mortgage-backed securities at September 30, 2004 were agency issued collateral mortgage obligations with a book and fair value of $29.2 million and non-agency issued collateral mortgage obligations with a book value of $18.4 million and a fair value of $18.2 million.

      At September 30, 2004, $578.8 million of the mortgage-backed securities held by the Company had contractual maturities of more than 10 years, however such investments often prepay before their maturity date. At September 30, 2004, approximately $20.6 million of the Company’s mortgage-backed securities earned interest at floating rates and will reprice within one year and, accordingly, were less susceptible to declines in value should interest rates increase.

      The following table summarizes the contractual maturity of investments and their weighted average yields at September 30, 2004. The yield on the securities portfolio includes amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% tax rate. The yield is based on average historical cost balances and does not give effect to changes in the fair value that are reflected as a separate component of other comprehensive income.

	September 30, 2004

			After One Year		After Five Years
			But Within		But Within
	Within One Year		Five Years		Ten Years		After Ten Years

	Amortized		Amortized		Amortized		Amortized
	Cost	Yield(1)	Cost	Yield(1)	Cost	Yield(1)	Cost	Yield(1)	Total	Yield(1)

	(Dollars in thousands)
U.S. Government securities	$—	—%	$309,525	3.34%	$6,108	3.91%	$—	—%	$315,633	3.35%
Mortgage-backed securities	82	5.29	39,742	4.18	478,206	4.06	578,759	3.98	1,096,789	4.02
Municipal securities	765	7.08	3,060	6.91	30,607	6.18	207,628	6.67	242,060	6.61
Federal Reserve Bank stock	7,903	6.00	—	—	—	—	—	—	7,903	6.00
Federal Home Loan Bank stock	34,879	1.50	—	—	—	—	—	—	34,879	1.50
Other securities	2,323	1.50	674	3.19	953	3.50	44	3.03	3,994	2.28
Federal funds sold	69,767	1.87	—	—	—	—	—	—	69,767	1.87
Interest-bearing deposits	6,081	1.90	—	—	—	—	—	—	6,081	1.90

Total investments	$121,800	2.06%	$353,001	3.47%	$515,874	4.19%	$786,431	4.69%	$1,777,106	4.12%

(1)	Taxable-equivalent rates used where applicable.

Other Assets

      Other assets were $197.0 million at September 30, 2004, an increase of $3.4 million from $193.6 million at December 31, 2003. This increase is primarily attributable to an increase in other real estate and foreclosed property to $8.1 million at September 30, 2004 from $4.2 million at December 31, 2003. This increase is primarily due to the addition of one foreclosed commercial real estate property. See “Nonperforming Assets and Impaired Loans.”

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

      The Company had $135.7 million and $156.4 million of its deposits classified as brokered funds at September 30, 2004 and December 31, 2003, respectively. The Bank’s brokered deposits are attributable to a major treasury management relationship whereby the Bank provides banking and treasury management services to mortgage companies throughout the United States. Under this relationship, a referring source, whose business is to lend money to mortgage companies, introduces its customers to the Bank. Deposits garnered as a result of those introductions are classified as brokered deposits for financial and regulatory reporting purposes. In spite of this classification, management believes that the deposits in question are stable and relationship-based and that they do not have the characteristics or risks normally associated with brokered deposits.

      The Company’s ratio of average noninterest-bearing demand deposits to average total deposits for the periods ended September 30, 2004 and December 31, 2003 were 33% and 31%, respectively.

      The average daily balances and weighted average rates paid on deposits for the nine months ended September 30, 2004 and the year ended December 31, 2003 are presented below:

	September 30, 2004		December 31, 2003

	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Interest-bearing demand	$67,640	0.44%	$45,493	0.22%
Regular savings	141,507	0.27	115,211	0.33
Premium yield	981,065	0.83	847,045	0.96
Money market savings	846,579	0.69	827,816	0.80
Time deposits less than $100,000	274,798	2.41	283,670	2.67
Time deposits $100,000 and over	684,424	1.72	629,749	1.85
IRA’s, QRP’s and other	94,049	2.45	91,509	2.74

Total interest-bearing deposits	3,090,062	1.15%	2,840,493	1.30%

Noninterest-bearing deposits	1,551,178		1,281,546

Total deposits	$4,641,240		$4,122,039

      The following table sets forth the maturity of the Company’s time deposits that are $100,000 or greater as of the dates indicated:

	September 30,	December 31,
	2004	2003

	(Dollars in thousands)
3 months or less	$544,011	$417,384
Between 3 months and 6 months	76,265	60,101
Between 6 months and 1 year	101,303	78,948
Over 1 year	79,365	86,157

Total time deposits $100,000 and over	$800,944	$642,590

Short-term Borrowings

      Securities sold under repurchase agreements and short-term borrowings generally represent borrowings with maturities ranging from one to thirty days. Short-term borrowings consist of federal funds purchased and overnight borrowings with the Federal Home Loan Bank (“the FHLB”). Information relating to these borrowings at September 30, 2004 and December 31, 2003 is summarized as follows:

	September 30,	December 31,
	2004	2003

	(Dollars in thousands)
Securities sold under repurchase agreements:
Average	$370,795	$261,320
Period-end	367,428	285,571
Maximum month-end balance during period	518,719	303,764
Interest rate:
Weighted average for the period	0.86%	0.88%
Weighted average at period-end	1.07%	0.72%
Short-term borrowings:
Average	$472,076	$276,193
Period-end	712,658	473,154
Maximum month-end balance during period	998,753	473,154
Interest rate:
Weighted average for the period	1.24%	1.11%
Weighted average at period-end	1.78%	0.98%

Interest Rate Sensitivity

      Asset and liability management is concerned with the timing and magnitude of the repricing of assets as compared to liabilities. It is the objective of the Company to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, management’s strategy is to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Company adjusts its interest sensitivity during the year through changes in the mix of assets and liabilities and may use interest rate products such as interest rate swap and cap agreements. The Company’s asset and liability management strategy is formulated and monitored by the Asset Liability Management Committee (the “ALCO”), which is composed of senior officers of the Bank and one independent director, in accordance with the committee’s policies approved by the Bank’s Board of Directors. The ALCO meets monthly to review, among other things, the sensitivity of the Bank’s assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The ALCO also establishes pricing and funding decisions with respect to the Bank’s overall asset and liability composition. The ALCO reviews the Bank’s liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, retail and institutional deposit activity, current market conditions, and interest rates on both a local and national level.

      To effectively measure and manage interest rate risk, the Company uses simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

      The following table presents an analysis of the sensitivity inherent in the Company’s net interest income and market value of portfolio equity. The data used to prepare the table is as of September 30, 2004, which may not be representative of average balances at any other time period. This analysis is reviewed by management on a monthly basis. The results are impacted by changes in the composition of the balance sheet. Management believes that, based on available information, the Bank has been and will continue to be slightly asset sensitive. The interest rate scenarios presented in the table include interest rates at September 30, 2004 and December 31, 2003 as adjusted by instantaneous rate changes upward of up to 200 basis points and downward of up to -100 basis points. Each rate scenario reflects unique prepayment and repricing assumptions. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value sensitivity analysis presented includes assumptions that (i) the composition of the Company’s interest sensitive assets and liabilities existing at period end will remain constant over the twelve month measurement periods, and (ii) that changes in market rates are parallel, instantaneous, and sustained across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.

	Change in Interest Rates

	-100	-50	0	+100	+200

Impact on net interest income:
Next 12 months:
September 30, 2004	(0.20)%	(0.05)%	0.00%	2.00%	4.03%
December 31, 2003	(1.20)%	0.25%	0.00%	1.23%	3.33%
Months 13 to 24:
September 30, 2004	(2.52)%	(1.07)%	0.00%	3.51%	6.76%
December 31, 2003	(4.37)%	(1.43)%	0.00%	3.37%	6.65%
Impact on market value of portfolio equity:
September 30, 2004	(0.80)%	0.19%	0.00%	(0.66)%	(1.44)%
December 31, 2003	(2.49)%	(0.49)%	0.00%	(0.32)%	(0.39)%

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

      The Company’s one-year cumulative GAP position at September 30, 2004 was a positive $479.5 million, or 7.23%, of total assets. This is a one-day position that is continually changing and is not indicative of the Company’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, management believes that a GAP analysis alone does not accurately measure the magnitude of changes in net interest income because changes in interest rates do not impact all categories of assets, liabilities, and off-balance sheet instruments equally or simultaneously.

      The following table sets forth an interest rate sensitivity analysis for the Company as of September 30, 2004 and December 31, 2003.

			One Year to	More than	Total rate	Total non-
	0-90 Days	91-365 Days	Three Years	Three Years	sensitive	rate sensitive	Total

	(Dollars in thousands)
Cash and due from banks	$—	$—	$—	$—	$—	$246,002	$246,002
Federal funds sold and other cash equivalents	75,848	—	—	—	75,848	—	75,848
Securities	53,781	128,457	355,315	1,164,840	1,702,393	—	1,702,393
Loans	2,749,966	455,910	582,818	430,083	4,218,777	11,370	4,230,147
Allowance for loan losses	—	—	—	—	—	(49,203)	(49,203)
Other assets	—	—	—	—	—	428,183	428,183

Total assets	$2,879,595	$584,367	$938,133	$1,594,923	$5,997,018	$636,352	$6,633,370

Deposits	$1,036,843	$702,471	$611,883	$859,613	$3,210,810	$1,593,652	$4,804,462
Securities sold under repurchase agreements and other borrowings	1,094,118	63,440	1,060	6,994	1,165,612	—	1,165,612
Junior subordinated deferrable interest debentures	87,630	—	—	—	87,630	—	87,630
Other liabilities	—	—	—	—	—	25,881	25,881
Shareholders’ equity	—	—	—	—	—	549,785	549,785

Total liabilities and shareholders’ equity	$2,218,591	$765,911	$612,943	$866,607	$4,464,052	$2,169,318	$6,633,370

Period GAP	$661,004	$(181,544)	$325,190	$728,316	$1,532,966
Cumulative GAP	$661,004	$479,460	$804,650	$1,532,966	$1,532,966
Period GAP to total assets	9.96%	(2.73)%	4.90%	10.98%	23.11%
Cumulative GAP to total assets	9.96%	7.23%	12.13%	23.11%	23.11%
As of December 31, 2003
Period GAP	$470,958	$(108,540)	$489,436	$462,450	$1,314,304
Cumulative GAP	$470,958	$362,418	$851,854	$1,314,304	$1,314,304
Period GAP to total assets	7.92%	(1.83)%	8.23%	7.78%	22.10%
Cumulative GAP to total assets	7.92%	6.09%	14.32%	22.10%	22.10%

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

      Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Core deposits include all deposits, except certificates of deposit and other time deposits of $100,000 and over. Average core deposits funded approximately 71% of total interest-earning assets for the nine months ended September 30, 2004 and 73% for the same period in 2003.

      A component of the Company’s growth strategy has been to diversify its sources of funding through mergers with banks that possess a preponderance of stable core deposits, primarily from retail customers. The October 1, 2004 merger with Klein Bancshares, Inc. will add $535.6 million in low cost deposits. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the bank has access to the FHLB for borrowing purposes. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources, or operations.

      The following table compares the Company’s and the Bank’s reported leverage and risk-weighted capital ratios as of September 30, 2004 and December 31, 2003 to the minimum regulatory standards:

						Minimum To Be Well
						Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirement			Action Provisions

	Amount	Ratio	Amount	Ratio		Amount	Ratio

	(Dollars in thousands)
As of September 30, 2004
Total Capital (to Risk Weighted Assets):
The Company	$696,108	12.05%	$462,298	8.00%		$577,872	10.00%
The Bank	597,723	10.36	461,561	8.00		576,951	10.00
Tier 1 Capital (to Risk Weighted Assets):
The Company	571,905	9.90	231,149	4.00		346,723	6.00
The Bank	547,911	9.50	230,781	4.00		346,171	6.00
Tier 1 Capital (to Average Assets):
The Company	571,905	8.90	257,128	4.00	(1)	321,410	5.00
The Bank	547,911	8.53	257,058	4.00	(1)	321,322	5.00
As of December 31, 2003
Total Capital (to Risk Weighted Assets):
The Company	558,858	11.90	375,630	8.00		469,537	10.00
The Bank	504,960	10.77	375,132	8.00		468,915	10.00
Tier 1 Capital (to Risk Weighted Assets):
The Company	515,850	10.99	187,815	4.00		375,630	6.00
The Bank	461,438	9.84	187,566	4.00		375,132	6.00
Tier 1 Capital (to Average Assets):
The Company	515,850	9.15	169,086	4.00	(1)	281,810	5.00
The Bank	461,438	8.20	168,917	4.00	(1)	281,529	5.00

(1)	The Tier 1 leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

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

      The fair value of mortgage servicing rights is estimated based on the objective characteristics of the servicing portfolio and is derived through discounted cash flow analysis. These analyses also take into consideration existing conditions in the secondary servicing markets as well as recently executed servicing transactions. Because the values of these assets are sensitive to change in assumptions, the valuation of mortgage servicing rights is considered a critical accounting estimate. See the Company’s Annual Report on Form 10-K, “Note 1 — Nature of Operations and Summary of Significant Accounting Policies” and “Note 8 — Mortgage Servicing Rights —” for further discussion on the accounting for these assets.

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

      On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft entitled Share Based Payment which would amend Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”), and Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Among other items, the new standard would require the expensing of stock options issued by the Company. The new standard, as proposed, would be effective January 1, 2005. Throughout 2004, the FASB has continued to deliberate on different aspects of a new standard and currently expects to issue a final standard in the fourth quarter of 2004. Although the Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance, the Stock-Based Compensation disclosures in “Note 1 — Basis of Presentation” provide detail as to the Company’s financial performance as if the Company had applied the fair value based method and recognition provision of SFAS No. 123 to stock-based compensation in the current reporting periods.

      On June 4, 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to or beyond the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-01 were adopted in 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004 the effective date of these provisions was delayed until the finalization of a FASB Staff Position (“FSP”) to provide additional implementation guidance. Currently, the FASB expects to issue the FSP no later than December 2004.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes since December 31, 2003. See the Company’s Annual Report on Form 10 - K, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Liquidity.”

ITEM 4.	Controls and Procedures

      Management has dedicated extensive time, resources, and capital to the development and implementation of a comprehensive enterprise-wide risk management system (“ERM”). The process has placed all activities of the Company into 14 processes with 11 process owners. In the initial assessment, a catalogue of the key risks in the Company were identified for ongoing monitoring. Detailed risk assessments were then conducted to determine the risk profile of each process. Infrastructure supporting the ERM includes a Board Executive and Risk Committee, an internal Risk Management Committee, and centralized Risk Management supervision. An automated application, Enterprise Risk Management System (“ERMS”), has also been developed to facilitate execution of this methodology. The basic ERMS has been implemented and is updated on a regular basis. Management is in the process of developing measurement criteria and risk performance indicators for the various risk processes.

      Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on the effectiveness of our systems of internal control over financial reporting beginning with the Annual Report filed on Form 10-K as of December 31, 2004. In addition, our registered independent public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004.

      We are currently evaluating our internal control systems in order to allow management to report on, and our registered independent public accounting firm to attest to the effectiveness of, our internal control over financial reporting. As a result, we are incurring additional expenses and devoting a significant amount of management’s time to this process. Although no assurance can be given, management is conscientiously working toward achieving compliance with the requirements of Section 404. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might become subject to regulatory sanctions or a loss of confidence in our internal controls which could have an adverse effect on the market price of our common stock.

      As a result of this evaluation process, during the quarter the Company identified certain weaknesses in its control environment which it is addressing. These weaknesses generally relate to segregation of duties, access to computer systems, and reconciliation of accounts. Based on the Company’s compensating controls and testing, management has concluded that these design weaknesses did not result in a material weakness in the Company’s internal control over financial reporting. As part of the enhancement process, during the quarter the Company installed new software systems to improve the control over and the quality of information relating to financial reporting, specifically in the area of accounting for its securities portfolio.

      Other than as discussed above, there were no other changes in the Company’s internal control over financial reporting identified with the evaluation required by paragraph (d) of Rule 13a-15 that have materially affected, or are reasonably likely to materially affect, the internals controls over financial reporting.

      The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2004. Based on this evaluation, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      With respect to the unaudited financial information of Southwest Bancorporation of Texas, Inc. for the three and nine month periods ended September 30, 2004 and 2003 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 4, 2004 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      On October 1, 2004, the Bank and the Company were sued in the 281st Judicial District of Harris County, Texas for various contract, tort, and securities claims (Appleby et. al. v. Southwest Bank of Texas N.A.). The plaintiffs are 128 individuals, trusts, and partnerships, all of which held money market accounts with the Bank and 33 of which also held self-directed IRA accounts of which the Bank served as custodian. The plaintiffs are seeking recovery for losses incurred through a series of self-directed investments with Lapin & Wiggington and its various related entities. In October 2001, Lapin & Wiggington filed for bankruptcy, and this filing sparked numerous lawsuits against other parties seeking recovery of the plaintiffs’ investment losses. The new lawsuit is the first claim against the Bank relative to these matters, and management is in the process of analyzing the plaintiffs’ claims and preparing a response. Management intends to vigorously defend this lawsuit.

Item 2.	Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

      None.

Item 3.	Defaults upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Securities Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits

*15	.1	Awareness Letter of PricewaterhouseCoopers LLP
*31	.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL B. MURPHY, JR. Paul B. Murphy, Jr.	Director and Chief Executive Officer (Principal Executive Officer)	November 5, 2004

/s/ RANDALL E. MEYER Randall E. Meyer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 5, 2004

/s/ SCOTT J. MCLEAN Scott J. McLean	President	November 5, 2004

/s/ LAURENCE L. LEHMAN III Laurence L. Lehman III	Senior Vice President and Controller (Principal Accounting Officer)	November 5, 2004

EXHIBIT INDEX

Exhibit
Number		Description

*15	.1	Awareness Letter of PricewaterhouseCoopers LLP
*31	.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith