Form 10-K
period 2004-12-31
SOUTHWEST BANCORP OF TEXAS INC
filed 2005-03-14
CIK 1027258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-22007

Southwest Bancorporation of Texas, Inc.
(Exact name of registrant as specified in its charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	76-0519693 (I.R.S. Employer Identification No.)
4400 Post Oak Parkway
Houston, Texas 77027
(Address of Principal Executive Offices, including zip code)
(713) 235-8800
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)     Yes ☑          No     ☐
      The aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $1.42 billion (based upon the closing price of $22.06 on June 30, 2004, as reported on the NASDAQ National Market System).
      There were 70,143,246 shares of the Registrant’s Common Stock outstanding as of the close of business on March 9, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2004, are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business
      The disclosures set forth in this item are qualified by the section captioned “Special Cautionary Notice Regarding Forward-Looking Statements — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and other cautionary statements set forth elsewhere in this report.
The Company
      General. Southwest Bancorporation of Texas, Inc. (“the Company”) was incorporated as a business corporation under the laws of the State of Texas on March 28, 1996, for the purpose of serving as a bank holding company for Southwest Bank of Texas National Association (“the Bank”). The holding company formation was consummated and the Company acquired all of the outstanding shares of capital stock of the Bank as of the close of business on June 30, 1996. Based upon total assets as of December 31, 2004, the Company ranks as the largest independent bank holding company headquartered in the Houston metropolitan area.
      The Company’s headquarters are located at 4400 Post Oak Parkway, Houston, Texas 77027, and its telephone number is (713) 235-8800. The Company’s internet address is www.amegybank.com.
      The Company makes available through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after filing with the Securities and Exchange Commission.
      The Company has adopted a Code of Conduct and Ethics that applies to all employees and directors of the Bank and the Company. This document is available on the Company’s website. The information included on the Company’s website is not a part of this document.
      Business Strategy. The Company’s vision is to grow and prosper through the building of long-term customer relationships by providing exceptional levels of customer service in an environment founded on high ethical standards and the generation of safe and sound assets. The Company operates as a locally oriented, community-based banking company with local and regional business advisory boards to assist it in meeting the financial needs of the communities it serves. Certain services are provided on a centralized basis in selected critical areas.
      The Company offers commercial and consumer banking services, as well as trust and investment management, treasury management, brokerage, leasing, factoring, and item processing services, primarily in the greater Houston and Dallas-Fort Worth markets. These services are provided to small, middle market, and larger corporate businesses, private banking individuals, and retail consumers in the Houston metropolitan area through its 72 full service banking facilities and in the Dallas-Fort Worth market through its five full service banking facilities.
      The Company offers an array of sophisticated deposit, lending, and treasury management products typically found only in major regional banks. Several banking locations have seasoned management with significant lending experience who are responsible for credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized relationship management approach, coupled with the continuity of service by its banking officers, enables the Company to develop long-term customer relationships, maintain high quality service, and provide quick responses to customer needs. The Company believes that its emphasis on local relationship banking, together with its conservative approach to lending and resultant strong asset quality, are important factors in the success and the growth of the Company.
      The Company seeks credit opportunities of good quality within its target markets that exhibit positive historical trends, stable cash flows, and secondary sources of repayment from tangible collateral. The Company extends credit for the purpose of obtaining and continuing long-term relationships. Lenders are provided with detailed underwriting policies for all types of credit risks accepted by the Company and must obtain appropriate approvals for credit extensions in excess of conservatively assigned individual lending limits. The Company also maintains strict documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered might be reduced.
      The Company has a three-part strategy for growth. First, the Company focuses on internally generated growth through its existing branch network, building on its strong sales culture. The Company actively seeks retail consumer deposits, loan, and fee income generating relationships through its branch network and through the use of direct mail solicitations. In addition, the Company continues to actively target the commercial customers considered or defined as “middle market,” as well as the small business and the large corporate customers headquartered primarily in the Houston and Dallas-Fort Worth markets as well as in the other major metropolitan markets in the State of Texas. The “middle market” commercial customer is generally characterized as a company having annual revenues ranging from $1 million to $500 million and borrowings ranging from $50,000 to $15 million. Typical middle market customers seek a relationship with a local independent bank that is sensitive to their needs and understands their business philosophy. These customers desire a long-term relationship with a decision-making loan officer who is responsive and experienced and has ready access to a bank’s senior management. The Company also provides services to private banking clients including mortgage products, depository relationships, and trust and investment management services. The Company employs incentive compensation programs to promote and reward successful cross-selling activities among its relationship officers and product groups.
      Second, the Company establishes branches in areas that demographically complement its existing or targeted customer base. As other local banks are acquired by out-of-state organizations, the Company believes that the establishment of branches will better meet the needs of customers in many Houston and Dallas area neighborhoods who feel disenfranchised by larger regional or national organizations.
      Third, the Company pursues selected acquisitions of other financial institutions. The Company conducts thorough studies and reviews of potential acquisition candidates to assure that they are consistent with the Company’s existing goals, from both an economic and strategic perspective. The Company believes market and regulatory factors may present opportunities for the Company to acquire other financial institutions.
      The Company’s mergers and acquisitions are listed in the following table:

		Total Assets at	Total Loans at	Total Deposits at
Acquired Entity	Acquisition Date	Acquisition Date	Acquisition Date	Acquisition Date

Pinemont Bank(1)	August 1, 1997	$235.3 million	$137.0 million	$219.0 million
Fort Bend Holding Corp.(1)	April 1, 1999	$315.8 million	$192.0 million	$268.8 million
Citizens Bankers, Inc.(1)	December 29, 2000	$436.2 million	$133.1 million	$381.0 million
Maxim Financial Holdings, Inc.	July 1, 2003	$348.8 million	$105.0 million	$241.5 million
Reunion Bancshares, Inc.	January 31, 2004	$261.5 million	$162.8 million	$207.1 million
Klein Bancshares, Inc.	October 1, 2004	$713.1 million	$168.7 million	$535.0 million

(1)	Accounted for using the pooling-of-interests method.
      See “Note 2 — Merger Related Activity” for more information regarding recent mergers and acquisitions.
Name Change
      On March 7, 2005, the Bank changed its name to Amegy Bank National Association. The Bank’s subsidiary, Mitchell Mortgage Company, L.L.C, changed its name to Amegy Mortgage Company, L.L.C. (“Amegy Mortgage”) on the same date. Subject to shareholders’ approval at the annual meeting on May 4, 2005, the name of the Company will change to Amegy Bancorporation, Inc. The Bank elected to change its name to enable its marketing and relationship officers and subsidiaries to market its products and services using one brand throughout the State of Texas. Accordingly, the Bank has designed an aggressive advertising campaign to introduce the name to its customers and marketplace, focusing on the tagline “The ‘A’ Bank.” The costs associated with the name change are estimated to be $6 million. The Company’s stock ticker symbol changed to “ABNK” effective March 7, 2005.
Operating Segments
      The Company has two operating segments: the Bank and the mortgage company. Each segment is managed separately because each business requires different marketing strategies and each offers different products and services.

The Bank
      The Bank provides a complete range of retail and commercial banking services that compete directly with major regional and money center banks. Loans consist of commercial loans to small, middle market, and large corporate businesses, loans to individuals, commercial real estate loans, residential mortgages, and construction loans. In addition, the Bank offers a broad array of fee income products including customized cash management services, investment and capital market products and services, trust and private banking services, accounts receivable financing, letters of credit, and merchant card services. The Bank develops business through, among other things, an active calling program by both product specialists and lenders. Approximately 225 banking officers actively call on customers and prospects.
      The Bank maintains a staff of professional treasury management marketing officers who consult with middle market and large corporate market companies to design customized and cost-effective cash management solutions. The Bank offers a full product line of cash concentration, disbursement, and information reporting services and a full suite of Internet imaging products superior to those offered by most regional banks. Through the continued investment in new technology and people, the Bank has attracted some of Houston’s largest middle market companies to utilize the Bank’s treasury management products. The Bank also has attracted new loan customers through use of the Bank’s treasury management services as a lead-in with products such as an image-based lockbox service and controlled disbursement and sweep products, which allow borrowers to minimize interest expense and earn interest income on excess operating funds. Through the use of an internet connection, the Bank’s NetSt@r system provides customers with instant access to all bank account information with multiple intraday updates. The Bank makes business communication more efficient through Electronic Data Interchange (“EDI”), which is an inter-organizational computer-to-computer exchange of business information in a standard computer-processable format. Through the use of EDI and electronic payments, the Bank can provide the customer with a paperless funds management system. Positive Pay Advantage, a service under which the Bank only pays checks listed on a legitimate “company issue” file, is another product which helps in the prevention of check fraud. The Bank’s average commercial customer uses six treasury management services. Because these services help customers improve their treasury operations and achieve new efficiencies in cash management, they are extremely useful in building and maintaining long-term relationships.
      The Bank has a retail presence in 72 locations throughout the Houston metropolitan area and 5 locations in Dallas. These branch locations are an important source of bank funding and fee income. Retail products consist of both traditional deposit accounts such as checking, savings, money market, and certificates of deposit, and a wide array of consumer loan and electronic banking alternatives. The Bank continues to emphasize the cultivation of retail market opportunities and investment in retail staff to help expand and deepen customer relationships.
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

The Mortgage Company
      The Company originates residential and commercial mortgage loans both for its own portfolio and to sell to investors with servicing rights retained through its ownership of Amegy Mortgage. Amegy Mortgage also purchases mortgage servicing rights, promotes residential and commercial construction financing to builders and developers, and acts as a broker in the origination of multi-family and commercial real estate loans. Amegy Mortgage has production offices in Fort Bend and Montgomery Counties, Texas and, as a result of the January 31, 2004 merger with Reunion Bancshares, Inc. (“Reunion”), in Dallas, Texas. Amegy Mortgage’s corporate offices are located in The Woodlands, Texas.
      Amegy Mortgage is an approved seller/servicer for Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and an approved issuer of Government National Mortgage Association (“GNMA”) mortgage-backed securities. Amegy Mortgage is also a HUD-Approved Title II nonsupervised mortgagee. During 2004, Amegy Mortgage funded approximately $278.8 million in residential mortgage loans, $188.5 million in commercial real estate loans, and $193.0 million in residential and commercial construction loans.
Competition
      The banking business is highly competitive and the profitability of the Company depends principally upon the Company’s ability to compete in its market area. The Company competes with other commercial and savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders, and certain other non-financial institutions, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Company. The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local office decision-making on loans, establishing long-term customer relationships and building customer loyalty, and providing products and services designed to address the specific needs of its customers. Total bank deposits in the Houston area were approximately $74 billion and deposits in the Dallas-Fort Worth Metroplex totaled approximately $84 billion as of June 30, 2004.
Employees
      As of December 31, 2004, the Company had 2,126 full-time equivalent employees, 756 of whom were officers. Employees of the Company enjoy a variety of employee benefit programs, including a stock option plan, a restricted stock plan, a 401(k) plan, various comprehensive medical, accident and group life insurance plans, and paid vacations. The Company considers its relations with its employees to be excellent.
Economic Conditions
      The Company’s success is dependent to a significant degree on economic conditions in the eight-county region comprising the Houston metropolitan area, which the Company defines as its primary market. The banking industry in Texas and in Houston is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, energy prices, trends in the national and global economies, and other factors beyond the Company’s control. During the mid-1980’s, severely depressed oil and gas prices and levels of activity in the energy industries materially and adversely affected the Texas and Houston economies, causing recession and unemployment in the region and resulting in excess vacancies in the Houston real estate market and elsewhere in the State. Since 1987, however, the Houston metropolitan economy has gained nearly 730,000 jobs, averaging an annual growth rate of 2.6%. Houston is currently the corporate headquarters for 20 Fortune 500 companies. The job count at December 31, 2004 is estimated to be 2.14 million, which is more than the states of Alabama, Louisiana, South Carolina or Kentucky. In 2004, Houston registered a net gain of 38,600 jobs, or 1.7 percent job growth, which outperformed Texas and all of the state’s major metropolitan areas. Job growth for 2005 is forecasted to be 39,000, or 1.8 percent.
      On January 31, 2004, the Company expanded its branch presence in Texas into the Dallas-Fort Worth market with the merger with Reunion. The Dallas-Fort Worth market represents a significant growth opportunity as it is estimated that two-thirds of the economic activity in Texas is accounted for by the markets in Houston and the Dallas-Fort Worth Metroplex. These two markets represent approximately $177 billion in bank deposits. The Dallas-Fort Worth economy is driven by the distribution, transportation, and telecom industries and is the corporate headquarters for 19 Fortune 500 companies. At year-end, the Dallas-Fort Worth area had 5.8 million residents and a job base of approximately 2.4 million jobs. Job growth for 2004 was 0.9 percent and is anticipated to increase by 2 percent for 2005.
      Since 1987, the Houston area economy has diversified from being primarily energy dependent to one that is now influenced by national and global economic trends as well as activity in the energy industries. The energy independent sectors of the Houston area economy have grown at an annual compounded rate of 5.9% since 1981. As a result, it is estimated that the upstream sector of the energy industry now accounts for approximately 31% of economic activity, down from 69% in 1981. Nonetheless, an economic recession or a delayed recovery over a prolonged period of time in the Houston area could cause an increase in the level of the Company’s nonperforming assets and loan losses, thereby causing operating losses, impairing liquidity and eroding capital. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company’s consolidated financial condition, results of operations, and cash flows.
Supervision and Regulation
      The federal banking laws contain numerous provisions affecting various aspects of the business and operations of the Bank and the Company. The following descriptions of and references herein to applicable statutes and regulations, which are not intended to be complete descriptions of these provisions or their effects on the Company or the Bank, are summaries and are qualified in their entirety by reference to such statutes and regulations.

The Bank
      As a national banking association, the Bank is principally supervised, examined and regulated by the Office of the Comptroller of the Currency (the “OCC”). The OCC regularly examines such areas as capital adequacy, reserves, loan portfolio, investments, and management practices. The Bank is currently a participant in the OCC’s “midsize” bank program. This program supplies the Bank with a full time examiner-in-charge that oversees a continuous examination process. The OCC may exercise cease and desist and other enforcement powers over the Bank if its actions represent unsafe or unsound practices or violations of law. Since the deposits of the Bank are insured by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (the “FDIC”), the Bank is also subject to regulation and supervision by the FDIC. Because the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) regulates the Company, and because the Bank is a member of the Federal Reserve System, the Federal Reserve Board also has regulatory authority that affects the Bank.
      Restrictions on Transactions with Affiliates and Insiders. The Bank is subject to certain federal statutes limiting transactions between the Company and its nonbanking affiliates. Loans or other credit extensions to, asset purchases from and investments in affiliates of the Bank, meaning the Company or any of its nonbanking subsidiaries, are limited individually in amount to 10 percent of the Bank’s capital and surplus and, with respect to the Company and all of its nonbanking subsidiaries together, to an aggregate of 20 percent of the Bank’s capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be collateralized in specified amounts.
      In addition, certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. In the absence of such comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated persons.
      The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and to the insiders of the institution’s affiliates. These restrictions include limits on loan amounts to one borrower and their related interests, and conditions that must be met before such loans can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the OCC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.
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
      Prompt Corrective Action. In addition to the capital adequacy guidelines, FDICIA requires the OCC to take “prompt corrective action” with respect to any national bank which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from “well capitalized” to “critically undercapitalized,” which authorize, and in certain cases require, the OCC to take certain specified supervisory action. Under regulations implemented under FDICIA, a national bank is considered well capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A national bank is considered adequately capitalized if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of at least 4.0% and a leverage capital ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of an undercapitalized institution. A national bank is considered undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). A significantly undercapitalized institution is one which has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A critically undercapitalized institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under certain circumstances, a well capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category.
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
      The federal banking agencies are authorized by FDICIA to take various enforcement actions against any significantly undercapitalized national bank, any bank holding company owning such bank, and any national bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC. These powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers.
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
      As of December 31, 2004, the Bank met the capital requirements of a “well capitalized” institution.
      Dividends. There are certain statutory limitations on the payment of dividends by national banks. Without approval of the OCC, dividends may not be paid by the Bank in an amount in any calendar year which exceeds the Bank’s total net income for that year, plus its retained earnings for the preceding two years, less any required transfers to capital surplus. In addition, a national bank may not pay dividends in excess of total retained profits, including current year’s earnings after deducting bad debts in excess of reserves for losses. In some cases, the OCC may find a dividend payment that meets these statutory requirements to be an unsafe or unsound practice. Under FDICIA, the Bank cannot pay a dividend if it will cause the Bank to be undercapitalized.

FDIC Insurance Assessments
      The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based system assigns an institution to one of three capital categories: (i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on an evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. The supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. An institution’s insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.
      Under the risk-based assessment system there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from zero basis points to 27 basis points. A bank’s rate of deposit insurance assessments will depend on the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.
      Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or any written agreement entered into between the institution and the FDIC. Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.
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
      Brokered Deposit Restrictions. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) and FDICIA generally limit institutions which are not well capitalized from accepting brokered deposits. In general, undercapitalized institutions may not solicit, accept or renew brokered deposits. Adequately capitalized institutions may not solicit, accept or renew brokered deposits unless they obtain a waiver from the FDIC. Even in that event, they may not pay an effective yield of more than 75 basis points over the effective yield paid on deposits of comparable size and maturity in the institution’s normal market area for deposits accepted from within that area, or the national rate paid on deposits of comparable size and maturity for deposits accepted from outside the institution’s normal market area.
      Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the following list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the privacy provisions of the Gramm-Leach-Bliley Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

The Company
      The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), and is subject to supervision and regulation by the Federal Reserve Board. The BHCA and other Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. As a bank holding company, the Company’s activities and those of its banking and nonbanking subsidiaries have in the past been limited to the business of banking and activities closely related or incidental to banking. Under the Gramm-Leach-Bliley Act (see discussion below), however, bank holding companies and national banks have broadened authority, subject to limitations, to engage in activities that are financial in nature if the bank subsidiary is well capitalized and well managed and has at least a satisfactory rating under the Community Reinvestment Act.
      Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of the Bank, the claims of depositors and other general or subordinated creditors of the Bank are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.
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
      Stock Repurchases. A holding company is required to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10 percent or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. A holding company may not impair its subsidiary bank’s soundness by causing it to make funds available to nonbanking subsidiaries or their customers if the Federal Reserve Board believes it not prudent to do so.
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
      In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its total consolidated average assets. Bank holding companies must maintain a minimum leverage ratio of at least 3.0%, although most are expected to maintain leverage ratios that are above this minimum ratio.
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

Gramm Leach-Bliley Act
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

Enforcement Powers of the Federal Banking Agencies
      The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations, and supervisory agreements could subject the Company or the Bank and their subsidiaries, as well as officers, directors, and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under “— The Bank — Prompt Corrective Action,” the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan.
      Imposition of Liability for Undercapitalized Subsidiaries. FDICIA requires bank regulators to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan. Under FDICIA, the aggregate liability of all companies controlling an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The guarantee and limit on liability expire after the regulators notify the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. FDICIA grants greater powers to the bank regulators in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates. At December 31, 2004, the Bank met the requirements of a “well capitalized” institution and, therefore, these requirements presently do not apply to the Company.
      Acquisitions by Bank Holding Companies. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or direct or indirect ownership or control of more than 5% of any class of voting shares of any bank.

USA Patriot Act of 2001
      On October 6, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA Patriot”) Act of 2001 was enacted. The statute increased the power of the United States Government to obtain access to information and to investigate a full array of criminal activities. In the area of money laundering activities, the statute added terrorism, terrorism support, and foreign corruption to the definition of money laundering offenses and increased the civil and criminal penalties for money laundering; applied certain anti-money laundering measures to United States bank accounts used by foreign persons; prohibited financial institutions from establishing, maintaining, administering or managing a correspondent account with a foreign shell bank; provided for certain forfeitures of funds deposited in United States interbank accounts by foreign banks; provided the Secretary of the Treasury with regulatory authority to ensure that certain types of bank accounts are not used to hide the identity of customers transferring funds and to impose additional reporting requirements with respect to money laundering activities; and included other measures. On October 28, 2002, the Department of Treasury issued a final rule concerning compliance by covered United States financial institutions with the new statutory anti-money laundering requirement regarding correspondent accounts established or maintained for foreign banking institutions, including the requirement that financial institutions take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks. The Company believes that compliance with the new requirements will not have a material adverse impact on its operations or financial condition.

Sarbanes-Oxley Act of 2002
      In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with this 2004 Annual Report on Form 10-K, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report. Management’s Report on Internal Control Over Financial Reporting is in Item 9A. Controls and Procedures which begins on page 44 of this report. The Report of Independent Registered Public Accounting Firm begins on page 52 of this report.

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
      The Company’s principal executive offices are located at 4400 Post Oak Parkway in Houston, Texas in space leased by the Company. The principal offices of Amegy Mortgage are located at 4576 Research Forest Drive in The Woodlands, Texas, in space owned by the Company.

	Owned	Leased	Total

Banking offices in the Houston metropolitan area	41	31	72
Banking offices in the Dallas metropolitan area	1	4	5
Central department offices	—	2	2

Total	42	37	79

      The Company has options to renew leases at most locations.

Item 3.	Legal Proceedings
      The Company is involved in various legal proceedings that arise in the normal course of business. In the opinion of management of the Company, after consultation with its legal counsel, such legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of the Company’s security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
      The Company’s common stock began trading on the NASDAQ Stock Market on January 28, 1997, and was quoted in such Market under the symbol “SWBT”. Effective March 7, 2005, the Company’s stock ticker symbol changed to “ABNK”. The Company’s common stock was not publicly traded, nor was there an established market therefor, prior to January 28, 1997. On March 8, 2005 there were approximately 1,016 holders of record of the Company’s common stock.
      The Company’s principal source of funds to pay cash dividends on its common stock is cash dividends from the Bank. There are statutory limitations on the payment of dividends by national banks. Without approval of the OCC, dividends in any calendar year may not exceed the Bank’s total net income for that year, plus its retained earnings for the preceding two years, less any required transfers to capital surplus or to a fund for the retirement of any preferred stock. In addition, a dividend may not be paid in excess of a bank’s cumulative net profits after deducting bad debts in excess of the allowance for loan losses. As of December 31, 2004, approximately $66.7 million was available for payment of dividends by the Bank to the Company under these restrictions without regulatory approval. See “Item 1. Business — Supervision and Regulation.”
      The following table presents the high and low intra-day sales prices per share of the Company’s common stock as reported by the NASDAQ and the cash dividends declared per share for each quarter of 2004 and 2003. The common stock sale price and cash dividends per common share were retroactively adjusted for the Company’s one for one stock dividend paid on July 15, 2004.

	2004				2003

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Common stock sale price:
High	$25.01	$22.06	$22.09	$19.96	$19.65	$19.23	$17.98	$16.53
Low	$20.05	$19.50	$18.61	$18.43	$17.60	$16.03	$14.83	$13.80
Cash dividends per common share	$0.03	$0.03	$0.03	$0.03	$0.03	$0.02	$—	$—
      On February 2, 2005, the Company’s Board of Directors approved a cash dividend of $0.03 per common share to be paid on March 15, 2005 to shareholders of record on March 1, 2005.
Recent Sales of Unregistered Securities
      None.
Stock Repurchase Plan
      During the third quarter of 2001, the Company announced a program to repurchase, from time to time, up to 1.0 million shares of its common stock. As of December 31, 2004, no shares of the Company’s common stock had been repurchased under this plan.

Item 6.	Selected Financial Data
      The following consolidated selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Annual Report, and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical consolidated financial data as of the end of and for each of the five years in the period ended December 31, 2004 are derived from the Company’s Consolidated Financial Statements which have been audited by independent accountants.
      Earnings per common share, cash dividends per common share, book value per common share, average common shares outstanding, and average common share equivalents presented below were retroactively adjusted for the Company’s one for one stock dividend paid on July 15, 2004.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$283,229	$236,244	$235,594	$258,416	$269,657
Interest expense	56,677	45,725	59,779	101,158	121,662

Net interest income	226,552	190,519	175,815	157,258	147,995
Provision for loan losses	10,212	11,850	11,037	7,451	6,960

Net interest income after provision for loan losses	216,340	178,669	164,778	149,807	141,035
Noninterest income	96,505	83,209	67,136	55,412	40,942
Noninterest expenses	216,611	173,742	145,715	127,757	115,909

Income before income taxes	96,234	88,136	86,199	77,462	66,068
Provision for income taxes	27,691	27,407	26,993	24,745	22,607

Net income	$68,543	$60,729	$59,206	$52,717	$43,461

Per Share Data:
Basic earnings per common share(1)	$0.99	$0.89	$0.88	$0.80	$0.67
Diluted earnings per common share(1)	$0.97	$0.87	$0.86	$0.77	$0.65
Cash dividends per common share	$0.12	$0.05	$—	$—	$0.04
Book value per common share	$8.28	$7.30	$6.58	$5.50	$4.56
Average common shares outstanding (in thousands)	69,104	68,088	66,952	65,710	64,794
Average common share equivalents (in thousands)	1,771	1,628	1,940	2,442	2,464
Performance Ratios:
Return on average assets	1.05%	1.14%	1.30%	1.32%	1.23%
Return on average common shareholders’ equity	12.86%	12.86%	14.55%	15.82%	17.00%
Dividend payout ratio	12.11%	5.63%	—	—	5.39%
Taxable-equivalent net interest margin	3.99%	4.04%	4.35%	4.41%	4.57%
Efficiency ratio(3)	65.52%	63.26%	60.41%	60.08%	61.20%
Balance Sheet Data(2):
Total assets	$7,505,603	$5,947,133	$5,173,204	$4,401,690	$3,940,827
Securities	1,985,237	1,549,398	1,201,200	1,068,315	848,164
Loans	4,646,982	3,588,572	3,219,340	2,759,482	2,511,437
Allowance for loan losses	49,408	41,611	35,449	30,856	27,665
Total deposits	5,620,043	4,403,239	3,912,049	3,428,633	3,093,870
Short-term borrowings	759,624	473,154	408,381	222,168	298,218
Long-term borrowings	10,410	206,658	107,049	7,410	7,743
Senior subordinated debenture	75,000	—	—	—	—
Junior subordinated deferrable interest debentures	149,486	51,547	—	—	—
Total shareholders’ equity	580,414	499,321	445,523	361,734	298,125
Capital Ratio:
Average equity to average assets	8.20%	8.82%	8.95%	8.34%	7.23%
Asset Quality Ratios(2):
Nonperforming assets(4) to loans and other real estate	0.55%	0.49%	0.50%	0.53%	0.41%
Net charge-offs to average loans	0.15%	0.22%	0.22%	0.17%	0.06%
Allowance for credit losses to total loans	1.11%	1.23%	1.18%	1.17%	1.16%
Allowance for loan losses to nonperforming loans (5)	304.50%	326.57%	236.50%	233.78%	292.69%

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
For the Years Ended December 31, 2004, 2003 and 2002
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
      Net income was $68.5 million, $60.7 million, and $59.2 million and diluted earnings per common share was $0.97, $0.87, and $0.86 for the years ended December 31, 2004, 2003, and 2002, respectively. This increase in net income was primarily the result of strong loan growth, increases in fee income, and the maintenance of strong asset quality offset by increases in operating expenses resulting from the Company’s mergers with Reunion and Klein Bancshares, Inc. (“Klein”) during 2004. Returns on average assets were 1.05%, 1.14%, and 1.30% and returns on average common shareholders’ equity were 12.86%, 12.86%, and 14.55% for the years ended December 31, 2004, 2003, and 2002, respectively. Return on average assets and return on average common shareholders’ equity in 2004 were negatively impacted by the decline in the net interest margin and increases in operating expenses resulting from the Company’s mergers with Reunion and Klein and the opening of the Dallas operations center, as well as expenses related to compliance work associated with the Sarbanes-Oxley Act of 2002 and the name change as discussed below. Return on average assets is calculated by dividing net income by the daily average of total assets. Return on average common shareholders’ equity is calculated by dividing net income by the daily average of common shareholders’ equity.
      Total assets at December 31, 2004, 2003, and 2002 were $7.51 billion, $5.95 billion, and $5.17 billion, respectively. This growth was a result of a favorable local economy, the mergers with Maxim Financial Holdings, Inc. (“Maxim”), Reunion and Klein, and the Company’s overall growth strategy. Loans were $4.65 billion at December 31, 2004, an increase of $1.06 billion, or 29%, from $3.59 billion at December 31, 2003. Loans were $3.22 billion at December 31, 2002. Deposits increased to $5.62 billion at December 31, 2004 from $4.40 billion at December 31, 2003 and $3.91 billion at December 31, 2002. As of December 31, 2004, approximately $297.3 million of loans and $747.2 million of deposits relate to the former Reunion and Klein branches.
      Two principal components of the Company’s growth strategy are expansion through de novo branching and strategic merger transactions. During 2004, two new branches were opened in the Houston metropolitan area. The merger with Maxim was completed in July 2003, adding eight branches in Galveston County. The merger with Reunion closed on January 31, 2004. This transaction added five branch locations in Dallas and initiated the Company’s entry into the important Dallas-Fort Worth Metroplex market. The Company opened an operations center in Dallas during the second quarter of 2004 to enable it to offer its treasury management products to commercial businesses in that market. The merger with Klein was closed on October 1, 2004. This merger added 27 branches in the attractive northwest quadrant of the Houston metropolitan area to the Company’s branch network, bringing the total number of branches in Houston to 72 at December 31, 2004.
      Taxable-equivalent net interest income increased $37.9 million, or 20%, during 2004 primarily as a result of the Company’s strong internal loan growth coupled with loans acquired through the mergers with Reunion and Klein. Investment securities increased during the year as a result of the investment portfolio acquired in the Klein merger. This increase contributed to the increase in net interest income.
      Noninterest income increased $13.3 million, or 16%, to $96.5 million in 2004 compared with $83.2 million in 2003 and $67.1 million in 2002. Noninterest income continues to be an important component of the Company’s net income and comprises 30% of total revenue, defined as net interest income plus noninterest income, in 2004. The primary drivers of the increase were continued growth in service charge income arising both from the sale of treasury management products to commercial customers and from retail activities, increased income from the trust, investment, and foreign exchange groups, and gains from the sale of letters of credit, loan commitments and from the private equity investment portfolio.
      Noninterest expenses increased $42.9 million, or 25%, to $216.6 million in 2004 compared with $173.7 million in 2003 and $145.7 million in 2002. The primary causes of the increase in noninterest expenses were the Company’s merger activity, expenses related to the opening of the Dallas operations center, expenses related to Sarbanes-Oxley compliance, expenses related to the name change, and normal operating expense increases to support the increase in the levels of the Company’s business. The Company merged with Maxim on July 1, 2003, Reunion on January 31, 2004, and Klein on October 1, 2004. The operating, core deposit intangible amortization, and merger related expenses from these three merged entities incurred during 2004 totaled $23.2 million, compared with $7.7 million of operating, core deposit intangible amortization, and merger-related expenses incurred in 2003 associated with the Maxim merger. The Company incurred approximately $900,000 of out-of-pocket expenses related to Sarbanes-Oxley compliance and $630,000 of expenses related to the change in its name. In addition, the Company continues to invest in its technology infrastructure and personnel to accommodate the growth in its various business activities, including the sale of treasury management products and services, and to continually upgrade its capabilities to meet customer and data security requirements.
      Credit quality is an area of importance to the Company and 2004 reflected continued favorable results. Net charge-offs were 0.15% of average loans, an improvement from the 0.22% experienced during 2003. Nonperforming assets to total loans and other real estate was 0.55% at December 31, 2004, compared with 0.49% at December 31, 2003. See “— Financial Condition — Loans Held for Investment” for information on the composition of the loan portfolio.
      The Company’s capital position remains strong and in excess of the regulatory minimums to be classified as “well capitalized.” Its Tier 1 capital ratio of 9.02% and Total Capital ratio of 11.02% were augmented by the issuance of $35.0 million in trust preferred securities issued by SWBT Statutory Trust II in September 2004 and $60.0 million in trust preferred securities issued by SWBT Statutory Trust III in December 2004 (neither of which are consolidated for reporting purposes) and the issuance of $75.0 million of senior subordinated debentures in September 2004. The proceeds of these issuances were used to fund the merger with Klein and to augment the Company’s capital to support the growth in its loan portfolio. See “— Financial Condition — Liquidity.”
Results of Operations

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Taxable — equivalent net interest income	$232,104	$194,189	$178,494
Taxable — equivalent adjustment	(5,552)	(3,670)	(2,679)

Net interest income, as reported	226,552	190,519	175,815
Provision for loan losses	10,212	11,850	11,037
Noninterest income	96,505	83,209	67,136
Noninterest expenses	216,611	173,742	145,715

Income before income taxes	96,234	88,136	86,199
Provision for income taxes	27,691	27,407	26,993

Net income	$68,543	$60,729	$59,206

Basic earnings per common share	$0.99	$0.89	$0.88
Diluted earnings per common share	$0.97	$0.87	$0.86
Return on average assets	1.05%	1.14%	1.30%
Return on average common shareholders’ equity	12.86%	12.86%	14.55%

Net Interest Income
      Net interest income represents the amount by which interest income on interest-earning assets, primarily securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and borrowed funds. Net interest income, the principal source of the Company’s earnings, provided 70% of the Company’s total revenues in 2004, compared with 70% in 2003 and 72% in 2002. Changes in the level of interest rates, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income.

      2004 versus 2003. Taxable-equivalent net interest income was $232.1. million in 2004 compared with $194.2 million in 2003, an increase of $37.9 million, or 20%. Growth in average interest-earning assets, primarily loans, was $1.01 billion, or 21%, while taxable-equivalent yields on interest-earning assets decreased 3 basis points to 4.96%. The impact of the growth in average interest-earning assets was partially offset by a $766.5 million, or 22%, increase in average interest-bearing liabilities that generated $9.1 million of interest expense in 2004. The cost of average interest bearing liabilities increased by 3 basis points to 1.31% compared with 1.28% in 2003. The combined effect of the decrease in the taxable-equivalent yield on interest-earning assets and the increase in cost of interest-bearing liabilities was a 5 basis point decline in the taxable-equivalent net interest margin for 2004 compared with 2003, to 3.99% from 4.04%. For the year 2004, the strong growth in interest-earning assets, primarily loans, generated a $51.2 million increase in interest income.
      Net interest margin risk is typically related to a narrowing of the margin between the yield on interest-earning assets and the cost of interest bearing liabilities as the level of market interest rates changes and changes occur both in the business mix and the rate of growth of the Company’s loan and securities portfolios and the mix and cost of its sources of liabilities used to fund its earnings assets. The Company manages this risk with asset and liability policies designed to maximize net interest income and the net present value of future cash flows within authorized risk limits by managing the changes in its deposit and loan pricing, seeking to match the repricing profile of its interest bearing liabilities and its interest bearing loan portfolio, and by managing the composition and maturity profile of its securities portfolio. During 2004, the growth in interest-earning assets, primarily loans, outpaced the growth in internally generated deposits resulting in an increased reliance on higher cost wholesale funding sources to support this growth. As the market level of interest rates changes, wholesale funding sources typically will reprice more rapidly than core deposits. To address this reliance on wholesale funding and to meet its strategic growth objectives, the Company merged with Klein on October 1, 2004. The Klein merger added $535.6 million in deposits, $163.1 million in loans and $330.0 million in securities.
      2003 versus 2002. Taxable-equivalent net interest income was $194.2 million in 2003 compared with $178.5 million in 2002, an increase of $15.7 million, or 9%. Growth in average interest-earning assets, primarily loans and securities, was $701.3 million, or 17%, while yields decreased 81 basis points to 4.99%. The impact of the growth in average interest-earning assets was partially offset by a $443.2 million, or 14%, increase in average interest-bearing liabilities, offset by a decrease in the rate paid on interest-bearing liabilities of 64 basis points to 1.28% in 2003.

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

	Year Ended December 31,

	2004			2003			2002

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid(1)	Rate	Balance	Paid(1)	Rate	Balance	Paid(1)	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$4,052,344	$217,876	5.38%	$3,362,177	$186,408	5.54%	$2,916,959	$178,264	6.11%
Securities	1,715,176	70,179	4.09	1,355,900	52,538	3.87	1,139,017	59,211	5.20
Federal funds sold and other	53,610	726	1.35	89,579	968	1.08	50,409	798	1.58

Total interest-earning assets	5,821,130	288,781	4.96%	4,807,656	239,914	4.99%	4,106,385	238,273	5.80%

Less allowance for loan losses	(49,139)			(40,546)			(34,067)

	5,771,991			4,767,110			4,072,318
Noninterest-earning assets	730,865			583,177			473,976

Total assets	$6,502,856			$5,350,287			$4,546,294

Interest-bearing liabilities:
Money market and savings deposits	$2,127,079	17,022	0.80%	$1,835,565	15,244	0.83%	$1,553,178	20,463	1.32%
Time deposits	1,105,856	22,808	2.06	1,004,928	21,727	2.16	926,001	28,499	3.08
Repurchase agreements and other borrowed funds	1,096,049	16,847	1.54	722,038	8,754	1.21	640,141	10,817	1.69

Total interest-bearing liabilities	4,328,984	56,677	1.31%	3,562,531	45,725	1.28%	3,119,320	59,779	1.92%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,611,636			1,281,546			994,113
Other liabilities	29,047			34,024			25,872

Total liabilities	5,969,667			4,878,101			4,139,305
Shareholders’ equity	533,189			472,186			406,989

Total liabilities and shareholders’ equity	$6,502,856			$5,350,287			$4,546,294

Taxable-equivalent net interest income		$232,104			$194,189			$178,494

Taxable-equivalent net interest spread			3.65%			3.71%			3.89%

Taxable-equivalent net interest margin			3.99%			4.04%			4.35%

(1)	For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets assuming a 35% federal income tax rate. The following is a reconciliation of taxable-equivalent net interest income to net interest income, as reported.

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Taxable — equivalent net interest income	$232,104	$194,189	$178,494
Taxable — equivalent adjustment	(5,552)	(3,670)	(2,679)

Net interest income, as reported	$226,552	$190,519	$175,815

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

	Year Ended December 31,

	2004 vs. 2003				2003 vs. 2002

	Increase (Decrease) Due to				Increase (Decrease) Due to

	Volume	Rate	Days	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Loans	$37,831	$(6,874)	$511	$31,468	$27,209	$(19,065)	$8,144
Securities	13,807	3,690	144	17,641	11,274	(17,947)	(6,673)
Federal funds sold and other	(391)	146	3	(242)	620	(450)	170

Total increase (decrease) in taxable-equivalent interest income	51,247	(3,038)	658	48,867	39,103	(37,462)	1,641

Interest-bearing liabilities:
Money market and savings deposits	2,388	(652)	42	1,778	3,720	(8,939)	(5,219)
Time deposits	2,142	(1,121)	60	1,081	2,429	(9,201)	(6,772)
Repurchase agreements and other borrowed funds	4,522	3,547	24	8,093	1,384	(3,447)	(2,063)

Total increase (decrease) in interest expense	9,052	1,774	126	10,952	7,533	(21,587)	(14,054)

Increase (decrease) in taxable-equivalent net interest income	$42,195	$(4,812)	$532	$37,915	$31,570	$(15,875)	$15,695

      On a taxable-equivalent basis, interest income increased by $48.9 million in 2004 as a result of increases in the average balances of interest-earning assets, primarily loans. The increase in interest income resulting from higher yields on the securities portfolio of $3.7 million was offset by a decrease in interest income resulting from declines in the yield earned on the loan portfolio of $6.9 million which was due to a changing business mix of loans and increased price competition. This increase in interest income was offset by a $9.1 million increase in interest expense due to higher volumes of interest bearing liabilities and a $1.8 million increase in interest expense resulting from an increase in the rates paid. The net result was a $37.9 million increase in taxable-equivalent net interest income in 2004 compared with 2003.

Provision for Loan Losses
      The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The 2004 provision for loan losses was $10.2 million, a decrease of $1.6 million from 2003. The provision for the year ended December 31, 2003 was $11.9 million, an increase of $813,000 from the year ended December 31, 2002. Management regularly reviews the Company’s loan loss allowance in accordance with its standard procedures. See “— Financial Condition — Loan Review and Allowance for Loan Losses.”

Noninterest Income
      Noninterest income grew to $96.5 million for the year ended December 31, 2004, an increase of $13.3 million, or 16%, from $83.2 million for 2003. Noninterest income was $83.2 million in 2003, an increase of $16.1 million, or 24%, from $67.1 million for 2002.

      The following table presents the breakout of noninterest income between the bank and the mortgage company for the periods indicated.

	Year Ended December 31,

	2004			2003			2002

	Bank	Mortgage	Combined	Bank	Mortgage	Combined	Bank	Mortgage	Combined

	(Dollars in thousands)
Service charges on deposit accounts	$46,345	$—	$46,345	$40,065	$—	$40,065	$33,936	$—	$33,936
Investment services	12,682	—	12,682	9,712	—	9,712	9,302	—	9,302
Factoring fee income	3,712	—	3,712	3,806	—	3,806	4,692	—	4,692
Loan fee income	4,202	2,067	6,269	2,593	2,978	5,571	1,693	1,633	3,326
Bank-owned life insurance income	7,047	—	7,047	6,009	—	6,009	4,860	—	4,860
Letters of credit fee income	4,201	—	4,201	2,522	—	2,522	1,608	—	1,608
Mortgage servicing fees, net of amortization and impairment	—	867	867	—	659	659	—	(2,907)	(2,907)
Gain on sale of loans, net	64	914	978	—	1,522	1,522	472	1,396	1,868
Gain (loss) on sale of securities, net	(12)	—	(12)	1,224	—	1,224	1,737	—	1,737
Other income	13,697	719	14,416	11,024	1,095	12,119	7,909	805	8,714

Total noninterest income	$91,938	$4,567	$96,505	$76,955	$6,254	$83,209	$66,209	$927	$67,136

      Banking Segment. The largest component of noninterest income is service charges on deposit accounts, which were $46.3 million for the year ended December 31, 2004, compared with $40.1 million for 2003 and $33.9 million for 2002. These were increases of 16% and 18%, respectively, for 2004 and 2003. Several factors contributed to this growth. First, the Bank’s treasury management group continues to grow with service charges from commercial analysis and fee income up $1.9 million, or 11%, in 2004. This success at winning new business results from the Company’s ability to design custom cost-effective cash management solutions for middle market and large corporate customers. Second, net non-sufficient funds charges on deposit accounts were $23.0 million for the year ended December 31, 2004, an increase of $3.8 million, or 20%, from $19.2 million for the same period last year. Additionally, the total number of deposit accounts grew from 159,860 at December 31, 2002 to 193,701 at December 31, 2003 and to 202,999 at December 31, 2004.
      Income on Bank-owned life insurance was $7.0 million for the year ended December 31, 2004, compared to $6.0 million for 2003 and $4.9 million for 2002. These were increases of 17% and 24%, respectively, for 2004 and 2003. The increases in 2004 and 2003 were attributable to the purchase of $30.0 million of additional Bank-owned life insurance in the third quarter of 2003.
      Other income was $13.7 million for the year ended December 31, 2004, compared with $11.0 million in 2003 and $7.9 million in 2002. The primary reasons for the increase in 2004 were an increase in equity investments income from unconsolidated investees and increased rental income.
      Mortgage Segment. Loan fee income was $2.1 million for the year ended December 31, 2004 compared with $3.0 million for 2003 and $1.6 million for 2002. Mortgage loan originations were lower in 2004 compared with 2003 as a result of higher market rates reducing borrower incentives to refinance. Amegy Mortgage funded $660.3 million of loans for the year ended December 31, 2004 compared with $735.0 million in 2003. Lower interest rates in 2003 and 2002 contributed to an increase in mortgage refinancings and originations. The increase in loan fee income of $1.3 million in 2003 was the result of an increase in the Amegy Mortgage loans funded of $212.0 million to $735.0 million for the year ended December 31, 2003, compared with $523.0 million in 2002.
      Gain on sale of loans, net, was $914,000 for the year ended December 31, 2004, down $608,000, or 40%, compared with $1.5 million for 2003 and $1.4 million for 2002. The market value of loans held for sale is impacted by changes in current interest rates. An increase in interest rates results in a decrease in the market value of these loans while a decrease in interest rates results in an increase in the market value of these loans. The principal balances of mortgage loans sold were $174.6 million, $270.0 million, and $180.5 million during the years ended December 31, 2004, 2003 and 2002, respectively.
      Mortgage servicing fees, net of amortization and impairment, were $867,000 for the year ended December 31, 2004, compared with $659,000 for 2003, and ($2.9) million for 2002. The increase in 2004 is due to lower levels of refinancing experienced due to the increase in market rates for mortgages during the year. The increase in 2003 is primarily due to a provision established for capitalized mortgage servicing rights in excess of fair value, net of recovery, in the amount of $2.4 million in 2002. During 2003, the Company’s valuation allowance for mortgage servicing rights was fully recovered. For the year ended December 31, 2004, amortization of capitalized servicing costs was $2.2 million, a decrease of $2.6 million, or 54%, from the $4.8 million for the year ended December 31, 2003. Amortization of capitalized mortgage servicing costs was $4.2 million for 2002. Capitalized mortgage servicing costs are expensed against the related fee income as the underlying loans are paid off. Additionally, mortgage servicing fees were $3.1 million for the year ended December 31, 2004 unchanged from $3.1 million for the year ended December 31, 2003. See “Note 8 — Mortgage Servicing Rights” for further discussion on accounting for these assets. The majority of single family mortgages originated are sold in the secondary market with servicing retained.

Noninterest Expenses
      The following table presents the detail of noninterest expenses for the periods indicated.

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Salaries and employee benefits	$117,869	$97,176	$81,486
Occupancy	37,657	29,690	24,066
Professional services	12,514	9,640	8,626
Core deposit intangible amortization expense	4,947	1,368	—
Other operating expenses	43,624	35,868	31,537

Total noninterest expenses	$216,611	$173,742	$145,715

      For the year ended December 31, 2004, noninterest expenses totaled $216.6 million, an increase of $43.0 million, or 25%, from $173.7 million for 2003, which had increased from $145.7 million for 2002. The increase in noninterest expenses during these periods was due primarily to increases in salaries and employee benefits, occupancy expenses, and merger-related expenses as detailed in the table below. Of the $43.0 million increase in noninterest expenses for 2004, $15.5 million was related to merger-related expenses, core deposit intangible amortization expense, and operating expenses of the merged entities. Other significant factors affecting 2004 noninterest expenses were approximately $900,000 in direct expenses for Sarbanes-Oxley compliance, $630,000 associated with the name change, and $2.2 million of operating expenses associated with the Dallas operations center opened in 2004.
      Salaries and employee benefits expense was $117.9 million for the year ended December 31, 2004, an increase of $20.7 million, or 21%, from $97.2 million for the year ended December 31, 2003. Salaries and employee benefits expense for the year ended December 31, 2003 increased $15.7 million, or 19%, from the same period in 2002. These increases were due primarily to the impact of employees acquired as a result of the mergers consummated during these periods and to hiring additional personnel required to accommodate the Company’s growth. Total full-time equivalent employees at December 31, 2004, 2003, and 2002 were 2,126, 1,760, and 1,481, respectively.
      Occupancy expense rose $8.0 million to $37.7 million in 2004. Major categories included within occupancy expense are building lease expense, depreciation expense and maintenance contract expense. Building lease expense increased $1.3 million, or 28%, to $5.8 million for the year ended December 31, 2004. Depreciation expense increased $2.9 million, or 25%, to $15.0 million for the year ended December 31, 2004 and was affected by the merger activity during 2004. This increase was due primarily to additional depreciation resulting from the ownership of the downtown operations center, depreciation from additional capital assets and the addition of new branches, including the eight Maxim branches acquired in July 2003, the five Lone Star Bank branches acquired in January 2004, and the 27 Klein Bank branches acquired in October 2004. Maintenance contract expense for the year ended December 31, 2004 was $6.7 million, an increase of $1.1 million, or 19%, compared with $5.6 million in 2003 and $4.0 million in 2002. The Company has purchased maintenance contracts for major operating systems throughout the organization.
      Merger-related expenses related to the mergers with Klein, Reunion, and Maxim were as follows:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Merger salaries and employee benefits	$8,908	$1,651	—
Core deposit intangible amortization expense	4,947	1,368	—
Merger operating expenses	9,382	4,715	—

Total merger-related expenses	$23,237	$7,734	$—

      The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expenses, excluding intangible amortization expense, by net interest income plus noninterest income, excluding net security gains (losses). An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratios were 65.52%, 63.26%, and 60.41% for the years ended December 31, 2004, 2003, and 2002, respectively. The increase in the efficiency ratio in 2004 is primarily a result of the decline in the net interest margin discussed in “— Results of Operations — Net Interest Income” above and the merger-related expenses discussed above. This ratio may not be a comparable measurement among different financial institutions.

Income Taxes
      The provision for income taxes includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax, if applicable. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. For the year ended December 31, 2004, the provision for income taxes was $27.7 million, an increase of $284,000, or 1%, from $27.4 million of provision for income taxes in 2003 which increased $414,000, or 2%, from $27.0 million of provision for income taxes in 2002. The Company’s effective tax rates were 29% for the year ended December 31, 2004 and 31% for the years ended December 31, 2003 and 2002. The reduced tax rate is primarily due to an increase in tax exempt income earned on the Company’s bank-owned life insurance and other tax exempt securities.

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

Financial Condition

Loans Held for Investment
      Loans held for investment were $4.54 billion at December 31, 2004, an increase of $1.05 billion, or 30%, from December 31, 2003. Loans held for investment were $3.49 billion at December 31, 2003, an increase of $373.7 million, or 12%, from $3.12 billion at December 31, 2002. During 2004, $163.8 million and $163.1 million of loans were acquired through the Reunion merger and the Klein merger, respectively. The balance of the loan growth was internally generated and resulted from The Company’s successful marketing and business development initiatives.
      During the past five years, loans have grown at a compounded annual growth rate of 18%. This growth is consistent with the Company’s strategy of targeting large corporate, “middle market” and private banking customers and providing innovative products with superior customer service. This plan also includes establishing new branches in areas that demographically complement the existing or targeted customer bases, pursuing selected mergers and acquisitions that will add new markets, delivery systems, and management talent to the Company, and leveraging new or existing technology to improve the profitability of the Company and its customers.
      Loans increased during 2004 as the Company continued to expand its market presence in its defined primary markets. Additionally, at December 31, 2004, approximately $297.3 million of loans relate to the former Reunion and Klein branches. The Company continues to take a conservative approach to credit underwriting, which it believes is a prudent course of action, especially in uncertain economic conditions. While the short-term outlook for economic conditions is unclear, the Company is optimistic about the future and has continued to invest in new products, services, and personnel that it believes will bring opportunities for growth and expansion.
      The loan portfolio is concentrated in loans to commercial, real estate construction, and land development enterprises, with the balance in residential and consumer loans. While no specific industry concentration is considered significant, lending operations are focused primarily on the eight county area around Houston, the Dallas-Fort Worth market and other urban markets in the State of Texas. An economic recession over a prolonged period of time in the Houston and Dallas-Fort Worth markets could cause increases in nonperforming assets, thereby causing operating losses, impairing liquidity and eroding capital. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
      Loans classified as shared national credits totaled approximately $767 million at December 31, 2004 compared with $445 million at December 31, 2003. A shared national credit is a term used by the OCC to describe a lending relationship where three or more banks may lend to one borrower in amounts of $20 million or more. The Company believes that lending to this market is a natural development arising from its growth in capital base and its breadth of product offering. The borrowers are typically the largest employers in its defined marketplace and, due to the size of the economies in Houston and the Dallas-Fort Worth areas, there are a large number of attractive borrowers headquartered in its primary markets. The Company takes a disciplined approach to lending in this market segment. Its criteria are: the borrower generally has to be located in the State of Texas; the Company has to have access to executive management of the borrower; all credit extensions are based on a relationship banking approach whereby the Company expects to gain additional fee income or depository business within a reasonable period of time; and regular relationship profitability reviews are conducted with the goal that only borrowers using multiple banking services are retained. Deposits related to this market total approximately $335 million, with credit related fee income of $6.5 million and non-credit related fee income of $6 million realized in 2004.

      The following table summarizes the loan portfolio of the Company by major category as of the dates indicated:

	December 31,

	2004		2003		2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$2,048,460	45.12%	$1,500,304	42.96%	$1,296,849	41.59%	$1,084,114	40.56%	$954,912	39.37%
Real estate:
Construction and land development	796,541	17.55	706,546	20.24	748,272	24.00	698,423	26.13	641,128	26.43
1-4 family residential	729,173	16.06	567,009	16.24	447,534	14.35	344,133	12.88	335,934	13.85
Commercial	755,929	16.65	521,254	14.93	458,033	14.69	320,336	11.99	265,534	10.95
Farmland	13,414	0.30	11,140	0.32	7,679	0.25	4,854	0.18	5,753	0.24
Other	62,889	1.39	41,854	1.20	21,693	0.70	25,884	0.97	31,861	1.31
Consumer	133,172	2.93	143,566	4.11	137,891	4.42	194,714	7.29	190,376	7.85

Total loans held for investment	$4,539,578	100.00%	$3,491,673	100.00%	$3,117,951	100.00%	$2,672,458	100.00%	$2,425,498	100.00%

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
      Residential construction financing to builders generally has been originated in amounts of no more than 80% of appraised value. The Company requires a mortgage title binder and builder’s risk insurance in the amount of the loan. The contractual loan payment periods for residential constructions loans are generally for a six to eighteen month period.

      Consumer loans originated by the Company include automobile loans, recreational vehicle loans, boat loans, personal loans (collateralized and uncollateralized), and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan.
      The contractual maturity ranges of the commercial and industrial and funded real estate construction and land development loan portfolio and the amount of such loans with fixed interest rates and floating interest rates in each maturity range as of December 31, 2004 are summarized in the following table:

	December 31, 2004

		After One
	One Year	Through	After
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial and industrial	$997,035	$867,539	$183,886	$2,048,460
Real estate construction and land development	438,487	337,394	20,660	796,541

Total	$1,435,522	$1,204,933	$204,546	$2,845,001

Loans with a fixed interest rate	$255,587	$328,800	$53,570	$637,957
Loans with a floating interest rate	1,179,935	876,133	150,976	2,207,044

Total	$1,435,522	$1,204,933	$204,546	$2,845,001

Loans Held for Sale
      Loans held for sale of $107.4 million at December 31, 2004 increased from $96.9 million at December 31, 2003. These loans are primarily single family residential loans and are carried at the lower of cost or market. The market value of these loans is impacted by changes in current interest rates. An increase in interest rates would result in a decrease in the market value of these loans while a decrease in interest rates would result in an increase in the market value of these loans. The business of originating and selling loans is conducted by the Company’s mortgage segment.

Credit Management
      The Company’s loan review procedures include a credit quality assurance process that includes approval by the Board of Directors of lending policies and underwriting guidelines, a loan review department staffed, in part, with OCC experienced personnel, low individual lending limits for officers, loan committee approval for credit relationships in excess of $4.0 million, and a quality control process for loan documentation. The Company also maintains a monitoring process for credit extensions in excess of $100,000. The Company performs quarterly concentration analyses based on various factors such as industries, collateral types, business lines, large credit sizes, international credit exposure and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. The Company continues to invest in its credit risk management systems to enhance its risk management capabilities.
      The Company’s loan portfolio is well diversified by industry type but is generally concentrated in the eight county region defined as its primary market area. Historically, the Houston metropolitan area has been affected both positively and negatively by conditions in the energy industry. The Greater Houston Partnership reports that approximately 31% of economic activity currently is related to the upstream energy industry, down from 69% in 1981. Since the mid-1980’s, the economic impact of changes in the energy industry has been lessened due to the diversification of the Houston economy driven by growth in such economic entities as the Texas Medical Center, the Port of Houston, the Johnson Space Center, and government infrastructure spending to support the population and job growth in the Houston area. As a result, the economy of the Company’s primary market area has become increasingly affected by changes in the national and international economies.

      The Company monitors changes in the level of energy prices, real estate values, borrower collateral, and the level of local, regional, national, and international economic activity. There can be no assurance, however, the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to changes in general economic conditions.

Allowance for Credit Losses
      The allowance for credit losses represents management’s estimate of probable losses inherent in various on- and off-balance sheet financial instruments. The allowance is established through a provision for credit losses based on management’s evaluation of the risk inherent in the loan portfolio and in unfunded commitments. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectible; recoveries are recorded only when cash payments are received.
      At least quarterly, the Company’s Allowance for Loan Losses Committee and the Board Loan Committee review the allowance for credit losses relative to the risk profile of the Company’s loan portfolio and unfunded commitments. The allowance is adjusted based on that review if changes are warranted.
      The allowance has several components, which include specific reserves, migration analysis reserves, qualitative adjustments, a general reserve component, and a separate reserve for international, cross-border risk (allocated transfer risk reserve “ATRR”).
      Specific reserves cover those loans that are nonperforming or impaired. All impaired loans are evaluated per SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”). For impaired loans greater than or equal to $1.0 million, an allowance is established when the present value of the discounted expected cash flows (or collateral value or observable market price) is lower than the carrying value of that loan. For impaired loans less than $1.0 million, a determination is made as to the ultimate collectibility of the loan and a reserve is established for any expected shortfall.
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
      Qualitative adjustments serve to modify the migration analysis reserves after considering various internal and external factors that management believes may have a material impact on the loss probabilities within the loan portfolio. The qualitative factors include, but are not limited to, economic factors affecting the Bank’s primary market area, changes in the nature and volume of the loan and lease portfolio, the composition of unfunded commitments, concentrations of credit within industries and lines of business, the experience level of the lending management and staff, and the quality of the Bank’s credit risk management systems.
      The general reserve covers general economic uncertainties as well as the imprecision inherent in any loan loss forecasting methodology. It will vary over time depending on existing economic, industry, organization, and portfolio conditions.
      The qualitative adjustments, ATRR, and general reserve are allocated to the loan portfolio categories on a risk adjusted, pro-rata basis utilizing the relative reserve contributions of each portfolio segment based on the migration analysis.
      The Company also maintains a reserve for unfunded commitments to provide for the risk of loss inherent in its unfunded lending related commitments. In the fourth quarter of 2004, the allowance for losses on lending related commitments was reclassified from the allowance for loan losses to other liabilities. Previously reported amounts were reclassified to conform to the current presentation. The reclassifications had no effect on net income or shareholders’ equity.
      The allowance for credit losses increased by $8.3 million from December 31, 2003 as a result of the increase in loans held for investment, net charge-offs of $5.9 million, the allowance for loan losses acquired through the mergers with Reunion and Klein of $3.5 million, provision for loan losses of $10.2 million, and provision for unfunded lending commitments of $454,000. At December 31, 2004, the allowance for credit losses was 1.11% of period-end loans, a decrease from 1.23% at December 31, 2003. For the year ended December 31, 2004, net charge-offs to average loans was 0.15%. The net charge-offs average for all FDIC insured commercial banks was 0.61% for the nine months ended September 30, 2004.
      Management believes that the allowance for credit losses at December 31, 2004 is adequate to cover probable losses inherent in the loan and commitment portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods which could be greater than the size of the allowance as of December 31, 2004.
      The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Allowance for loan losses, beginning balance	$41,611	$35,449	$30,856	$27,665	$22,044
Provision for loan losses	10,212	11,850	11,037	7,451	6,960
Charge-offs:
Commercial and industrial	(3,995)	(2,986)	(5,784)	(3,663)	(714)
Real estate:
Construction and land development	(54)	(34)	(107)	(65)	(208)
1-4 family residential	(1,070)	(252)	(126)	(171)	—
Commercial	—	(911)	(38)	—	—
Farmland	—	—	—	—	—
Other	(2,017)	(2,742)	(64)	(94)	(100)
Consumer	(1,896)	(1,340)	(973)	(1,037)	(1,071)

Total charge-offs	(9,032)	(8,265)	(7,092)	(5,030)	(2,093)

Recoveries:
Commercial and industrial	635	203	235	265	485
Real estate:
Construction and land development	1	—	—	—	7
1-4 family residential	106	—	14	59	—
Commercial	—	—	—	—	—
Farmland	—	—	—	—	—
Other	1,700	378	136	51	—
Consumer	705	570	351	395	262

Total recoveries	3,147	1,151	736	770	754

Net charge-offs	(5,885)	(7,114)	(6,356)	(4,260)	(1,339)
Allowance acquired through mergers and acquisitions	3,470	1,426	—	—	—
Adjustment for sale of subsidiary	—	—	(88)	—	—

Allowance for loan losses, ending balance	49,408	41,611	35,449	30,856	27,665

Reserve for unfunded lending commitments, beginning balance	1,397	1,247	534	485	392
Provision for unfunded lending commitments	454	150	713	49	93

Reserve for unfunded lending commitments, ending balance	1,851	1,397	1,247	534	485

Allowance for credit losses	$51,259	$43,008	$36,696	$31,390	$28,150

Allowance for loan losses:
as a % of period-end loans	1.07%	1.19%	1.14%	1.15%	1.14%
as a % of period-end nonperforming loans	304.50%	326.57%	236.50%	233.78%	292.69%
Allowance for credit losses:
as a % of period-end loans	1.11%	1.23%	1.18%	1.17%	1.16%
Net charge-offs as a % of average loans	0.15%	0.22%	0.22%	0.17%	0.06%

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

	December 31,

	2004		2003		2002		2001		2000

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$26,285	45.12%	$24,762	42.96%	$15,094	41.59%	$13,321	40.56%	$12,012	39.37%
Real estate:
Construction and land development	7,547	17.55	5,208	20.24	6,512	24.00	7,244	26.13	5,594	26.43
1-4 family residential	6,569	16.06	2,241	16.24	3,827	14.35	2,621	12.88	3,221	13.85
Commercial	5,778	16.65	4,962	14.93	5,676	14.69	3,328	11.99	2,618	10.95
Farmland	156	0.30	34	0.32	50	0.25	33	0.18	39	0.24
Other	868	1.39	2,448	1.20	1,028	0.70	1,104	0.97	1,246	1.31
Consumer	2,205	2.93	1,956	4.11	3,262	4.42	3,205	7.29	2,935	7.85

Total allowance for loan losses	$49,408	100.00%	$41,611	100.00%	$35,449	100.00%	$30,856	100.00%	$27,665	100.00%

Nonperforming Assets and Impaired Loans
      Nonperforming assets, which include nonaccrual loans, accruing loans 90 or more days past due, restructured loans, and other real estate and foreclosed property, were $25.1 million at December 31, 2004, compared with $17.0 million at December 31, 2003 and $15.7 million at December 31, 2002. This resulted in a ratio of nonperforming assets to loans and other real estate of 0.55%, 0.49%, and 0.50% at December 31, 2004, 2003, and 2002, respectively. The increase in nonperforming assets is primarily due to an increase in other real estate and foreclosed property of $4.7 million to $8.9 million at December 31, 2004 compared with $4.2 million at December 31, 2003. The increase in other real estate and foreclosed property is primarily caused by the foreclosure on a retail shopping center during 2004. Nonaccrual loans, the largest component of nonperforming assets, were $14.2 million at December 31, 2004, an increase of $2.8 million from $11.4 million at December 31, 2003. The increase is primarily due to the addition of one middle market commercial credit in the amount of $3.5 million to nonaccrual status during the fourth quarter of 2004.
      The following table presents information regarding nonperforming assets as of the dates indicated:

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Nonaccrual loans	$14,174	$11,443	$13,113	$11,020	$8,345
Accruing loans 90 or more days past due	2,052	1,299	1,876	2,179	1,107
Restructured loans	—	—	—	—	—
Other real estate and foreclosed property	8,887	4,248	760	1,037	454

Total nonperforming assets	$25,113	$16,990	$15,749	$14,236	$9,906

Nonperforming assets to loans and other real estate	0.55%	0.49%	0.50%	0.53%	0.41%
      Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Gross interest income on nonaccrual loans that would have been recorded had these loans been performing as agreed was $1.2 million, $1.1 million, and $1.0 million for the years ended December 31, 2004, 2003, and 2002, respectively.
      The Company regularly updates appraisals on loans collateralized by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan losses.
      A loan is considered impaired, based on current information and events, if management believes that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled on the loan agreement. An insignificant delay or insignificant shortfall in the amount of payment does not require a loan to be considered impaired. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is established for the shortfall as a component of the Company’s allowance for loan loss methodology. The Company considers all nonaccrual loans to be impaired.
      The following is a summary of loans considered to be impaired:

	December 31,

	2004	2003

	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$4,342	$8,838
Impaired loans with a SFAS No. 114 valuation reserve	20,944	7,970

Total recorded investment in impaired loans	$25,286	$16,808

Valuation allowance related to impaired loans	$5,848	$2,768

      The average recorded investment in impaired loans during 2004, 2003, and 2002 was $21.0 million, $19.9 million, and $22.1 million, respectively. Interest income on impaired loans of $170,000, $0, and $178,000 was recognized for cash payments received in 2004, 2003 and 2002, respectively. The increase in the valuation allowance related to impaired loans is the result of an increase in the recorded investment in impaired loans from $16.8 million at December 31, 2003 to $25.3 million at December 31, 2004.

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

      The amortized cost of securities classified as available for sale and held to maturity is as follows:

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$388,061	$250,359	$142,032	$50,860	$169,069
Mortgage-backed securities	1,237,420	1,101,988	869,872	872,974	618,523
Municipal securities	246,705	152,927	105,143	85,047	27,920
Federal Reserve Bank stock	8,511	4,459	4,431	4,230	3,949
Federal Home Loan Bank stock	32,772	25,469	27,188	7,939	17,972
Other securities	17,196	9,455	30,777	41,169	15,491

Total securities available for sale	$1,930,665	$1,544,657	$1,179,443	$1,062,219	$852,924

Held to maturity:
Mortgage-backed securities	$58,033	$—	$—	$—	$—

Total securities held to maturity	$58,033	$—	$—	$—	$—

      The amortized cost and approximate fair value of securities classified as available for sale and held to maturity is as follows:

	December 31, 2004				December 31, 2003				December 31, 2002

		Gross Unrealized				Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair	Amortized			Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$388,061	$246	$(2,623)	$385,684	$250,359	$841	$(102)	$251,098	$142,032	$1,323	$—	$143,355
Mortgage-backed securities	1,237,420	3,820	(11,076)	1,230,164	1,101,988	7,078	(8,320)	1,100,746	869,872	18,077	(1,194)	886,755
Municipal securities	246,705	7,564	(1,392)	252,877	152,927	5,905	(754)	158,078	105,143	3,634	(190)	108,587
Federal Reserve Bank stock	8,511	—	—	8,511	4,459	—	—	4,459	4,431	—	—	4,431
Federal Home Loan Bank stock	32,772	—	—	32,772	25,469	—	—	25,469	27,188	—	—	27,188
Other securities	17,196	—	—	17,196	9,455	93	—	9,548	30,777	107	—	30,884

Total securities available for sale	$1,930,665	$11,630	$(15,091)	$1,927,204	$1,544,657	$13,917	$(9,176)	$1,549,398	$1,179,443	$23,141	$(1,384)	$1,201,200

Held to maturity:
Mortgage-backed securities	$58,033	$536	$—	$58,569	$—	$—	$—	$—	$—	$—	$—	$—

Total securities held to maturity	$58,033	$536	$—	$58,569	$—	$—	$—	$—	$—	$—	$—	$—

      The following table displays the gross unrealized losses and fair value of investments as of December 31, 2004 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(Dollars in thousands)
U.S. Government and agency securities	$272,478	$(2,623)	$—	$—	$272,478	$(2,623)
Mortgage-backed securities	722,889	(7,035)	202,543	(4,041)	925,432	(11,076)
Municipal securities	56,349	(1,048)	12,668	(344)	69,017	(1,392)

Total	$1,051,716	$(10,706)	$215,211	$(4,385)	$1,266,927	$(15,091)

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
      Securities were $1.99 billion at December 31, 2004, an increase of $435.8 from $1.55 billion at December 31, 2003. During 2003, securities increased $348.2 million from $1.20 billion at December 31, 2002. The average taxable-equivalent yield on the securities portfolio for 2004 was 4.09%, while the average taxable-equivalent yield was 3.87% in 2003.
      Included in the Company’s mortgage-backed securities at December 31, 2004 were agency issued collateral mortgage obligations with a book value and a fair value of $4.1 million and non-agency issued collateral mortgage obligations with a book value of $17.4 million and fair value of $17.2 million.
      At December 31, 2004, $39.4 million of the mortgage-backed securities held by the Company had final maturities of more than 10 years. At December 31, 2004, approximately $67.3 million of the Company’s mortgage-backed securities earned interest at floating rates and will reprice within one year and, accordingly, were less susceptible to declines in value should interest rates increase.
      At December 31, 2004, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

      The following table summarizes the maturity distribution schedule of investments and their weighted average yields at December 31, 2004. The yield on the securities portfolio includes amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% tax rate. Mortgage-backed securities are assigned to maturity categories based on their estimated average lives. Equity securities, which have no maturity date, are included in the within one year category. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a separate component of other comprehensive income.

	December 31, 2004

			After One Year but		After Five Years but
	Within One Year		within Five Years		within Ten Years		After Ten Years

	Amortized		Amortized		Amortized		Amortized
	Cost	Yield(1)	Cost	Yield(1)	Cost	Yield(1)	Cost	Yield(1)	Total	Yield(1)

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$109,651	3.82%	$272,306	3.40%	$6,104	3.92%	$—	—%	$388,061	3.53%
Mortgage-backed securities	46,467	2.74	746,974	4.48	404,576	4.14%	39,403	3.98%	1,237,420	4.28
Municipal securities	2,732	6.37	29,503	6.49	118,847	6.44%	95,623	6.82%	246,705	6.59
Federal Reserve Bank stock	8,511	6.00	—	—	—	—	—	—	8,511	6.00
Federal Home Loan Bank stock	32,772	1.92	—	—	—	—	—	—	32,772	1.92
Other securities	17,196	1.82	—	—	—	—	—	—	17,196	1.82
Federal funds sold	7,695	2.44	—	—	—	—	—	—	7,695	2.44
Interest-bearing deposits	6,722	2.45	—	—	—	—	—	—	6,722	2.45

Total securities available for sale	$231,746	3.21%	$1,048,783	4.30%	$529,527	4.65%	$135,026	5.99%	$1,945,082	4.38%

Held to maturity:
Mortgage-backed securities	$—	—%	$58,033	5.13%	$—	—%	$—	—%	$58,033	5.13%

Total securities held to maturity	$—	—%	$58,033	5.13%	$—	—%	$—	—%	$58,033	5.13%

(1)	Taxable-equivalent rates used where applicable.

Other Assets
      Other assets were $209.1 million at December 31, 2004, an increase of $15.5 million from $193.6 million at December 31, 2003. This increase is primarily attributable to increases in the cash value of Bank-owned life insurance policies, other real estate and foreclosed property, and investments in unconsolidated equity investees. The cash value of Bank-owned life insurance policies was $127.2 million at December 31, 2004, an increase of $5.5 million, or 5%, from $121.7 million at December 31, 2003. This increase is due to cash value earnings on Bank-owned life insurance. Other real estate and foreclosed property was $8.9 million at December 31, 2004, an increase of $4.6 million, or 109%, from $4.2 million at December 31, 2003. This increase primarily resulted from the foreclosure of a retail shopping center during 2004. Investments in unconsolidated investees was $10.0 million at December 31, 2004, an increase of $5.1 million, or 113%, from $4.5 million at December 31, 2003. The increase is primarily due to additional capital contributions to these investees.

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
      The Company had $121.3 million and $156.4 million of its deposits classified as brokered funds at December 31, 2004 and 2003, respectively. The Bank’s brokered deposits are attributable to a major treasury management relationship whereby the Bank provides banking and treasury management services to mortgage companies throughout the United States. Under this relationship, a referring source, whose business is to lend money to mortgage companies, introduces its customers to the Bank. Deposits garnered as a result of those introductions are classified as brokered deposits for financial and regulatory reporting purposes. The sponsor of this relationship has given notice to the Company that it will be ending this relationship with the Bank as of March 31, 2005. The Company anticipates replacing these deposits through its normal funding activities.
      The Company’s ratio of average noninterest-bearing demand deposits to average total deposits for the years ended December 31, 2004, 2003, 2002 was 33%, 31%, and 29%, respectively.
      Average total deposits during 2004 increased to $4.84 billion from $4.12 billion in 2003, an increase of $722.5 million, or 18%. Average total deposits related to the former Reunion and Klein branches were approximately $331.7 million for 2004. Average noninterest-bearing deposits increased to $1.61 billion in 2004 from $1.28 billion in 2003. Average total deposits in 2003 rose to $4.12 billion from $3.47 billion in 2002, an increase of $648.7 million, or 19%.
      The average daily balances and weighted average rates paid on deposits for each of the years ended December 31, 2004, 2003, and 2002 are presented below:

	Year Ended December 31,

	2004		2003		2002

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Interest-bearing demand	$81,286	0.38%	$45,493	0.22%	$34,409	0.23%
Regular savings	158,030	0.30	115,211	0.33	94,388	0.88
Premium yield	1,011,355	0.92	847,045	0.96	830,690	1.61
Money market savings	876,408	0.80	827,816	0.80	593,691	1.04
Time deposits less than $100,000	279,653	2.44	283,670	2.67	293,752	3.63
Time deposits $100,000 and over	730,845	1.86	629,749	1.85	553,666	2.69
IRA’s, QRP’s and other	95,358	2.51	91,509	2.74	78,583	3.73

Total interest-bearing deposits	3,232,935	1.23%	2,840,493	1.30%	2,479,179	1.97%

Noninterest-bearing deposits	1,611,636		1,281,546		994,113

Total deposits	$4,844,571		$4,122,039		$3,473,292

      The following table sets forth the maturity of the Company’s time deposits that are $100,000 or greater as of the dates indicated:

	December 31,

	2004	2003	2002

	(Dollars in thousands)
3 months or less	$655,571	$417,384	$285,071
Between 3 months and 6 months	95,186	60,101	56,087
Between 6 months and 1 year	76,703	78,948	68,934
Over 1 year	116,823	86,157	108,016

Total time deposits $100,000 and over	$944,283	$642,590	$518,108

Short-term Borrowings
      Securities sold under repurchase agreements and short-term borrowings generally represent borrowings with maturities ranging from one to thirty days. Short-term borrowings consist of federal funds purchased, overnight borrowings with the Federal Home Loan Bank of Dallas (“the FHLB”), and U.S. Treasury demand notes. U.S. Treasury demand notes represent borrowings from the U.S. Treasury that are secured by qualifying securities and commercial loans and are placed at the discretion of the U.S. Treasury. Information relating to these borrowings for the years ended December 31, 2004 and 2003 is summarized as follows:

	December 31,

	2004	2003

	(Dollars in thousands)
Securities sold under repurchase agreements:
Average	$357,692	$261,320
Period-end	273,344	285,571
Maximum month-end balance during period	518,719	303,764
Interest rate:
Weighted average for the period	0.96%	0.88%
Weighted average at period-end	1.29%	0.72%
Short-term borrowings:
Average	$543,159	$276,193
Period-end	759,624	473,154
Maximum month-end balance during period	929,074	473,154
Interest rate:
Weighted average for the period	1.49%	1.11%
Weighted average at period-end	2.19%	0.98%
      The Company’s reliance on short-term borrowings increased during 2004 as the growth in the loan portfolio exceeded the growth in deposits. It is the Company’s intention to maintain a loan to deposit ratio below 90%. Deposit growth is fostered through active deposit generating campaigns, advertising, the sale of treasury management products to commercial customers, and merger activity focusing on banking companies with attractive core deposit franchises.

Interest Rate Sensitivity
      Asset and liability management is concerned with the timing and magnitude of the repricing of assets as compared to liabilities. It is the objective of the Company to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, management’s strategy is to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Company adjusts its interest sensitivity during the year through changes in the mix of assets and liabilities and may use interest rate products such as interest rate swap and cap agreements. The Company’s asset and liability management strategy is formulated and monitored by the Asset Liability Management Committee (“the ALCO”), which is composed of senior officers of the Bank and one independent director, in accordance with the committee’s policies approved by the Bank’s Board of Directors. The ALCO meets monthly to review, among other things, the sensitivity of the Bank’s assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The ALCO also establishes pricing and funding decisions with respect to the Bank’s overall asset and liability composition. The ALCO reviews the Bank’s liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, retail and institutional deposit activity, current market conditions, and interest rates on both a local and national level.

      To effectively measure and manage interest rate risk, the Company uses simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.
      The following table presents an analysis of the sensitivity inherent in the Company’s net interest income and market value of portfolio equity. The data used to prepare the table is as of December 31, 2004, which may not be representative of average balances at any other time period. This analysis is reviewed by management on a monthly basis. The results are impacted by changes in the composition of the balance sheet. Management believes that, based on available information, the Bank has been and will continue to be slightly asset sensitive. The interest rate scenarios presented in the table include interest rates at December 31, 2004, 2003, and 2002 and as adjusted by instantaneous rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions. Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value sensitivity analysis presented includes assumptions that (i) the composition of the Company’s interest sensitive assets and liabilities existing at year end will remain constant over the twelve month measurement period; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.

	Change in Interest Rates

	-200	-100	0	+100	+200

Impact on net interest income:
Next 12 months:
December 31, 2004	(5.69)%	(0.93)%	0.00%	2.03%	3.88%
December 31, 2003	(11.69)%	(1.20)%	0.00%	1.23%	3.33%
December 31, 2002	(17.22)%	(6.17)%	0.00%	4.39%	6.83%
Months 13 to 24:
December 31, 2004	(11.39)%	(3.36)%	0.00%	3.60%	6.82%
December 31, 2003	(18.97)%	(4.37)%	0.00%	3.37%	6.65%
December 31, 2002	(20.26)%	(7.13)%	0.00%	5.36%	8.42%
Impact on market value of portfolio equity:
December 31, 2004	(8.21)%	(1.78)%	0.00%	(0.16)%	(0.67)%
December 31, 2003	(9.60)%	(2.49)%	0.00%	(0.32)%	(0.39)%
December 31, 2002	(10.27)%	(5.34)%	0.00%	2.44%	0.64%
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

      The Company’s one-year cumulative GAP position at December 31, 2004 was a positive $756.7 million or 10.09% of assets. This is a one-day position that is continually changing and is not indicative of the Company’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
      The following table sets forth an interest rate sensitivity analysis for the Company as of December 31, 2004 and 2003.

			One Year to	More than	Total Rate	Total Non-
	0-90 Days	91-364 Days	Three Years	Three Years	Sensitive	Rate Sensitive	Total

	(Dollars in thousands)
Cash and due from banks	$—	$—	$—	$—	$—	$327,558	$327,558
Federal funds sold and other cash equivalents	14,417	—	—	—	14,417	—	14,417
Securities	58,095	116,993	394,883	1,415,266	1,985,237	—	1,985,237
Loans	3,240,935	401,154	506,275	484,444	4,632,808	14,174	4,646,982
Allowance for loan losses	—	—	—	—	—	(49,408)	(49,408)
Other assets	127,189	—	—	—	127,189	453,628	580,817

Total assets	$3,440,636	$518,147	$901,158	$1,899,710	$6,759,651	$745,952	$7,505,603

Deposits	$1,168,546	$773,565	$738,624	$1,068,080	$3,748,815	$1,871,228	$5,620,043
Securities sold under repurchase agreements and other borrowings	1,033,091	2,380	1,127	6,780	1,043,378	—	1,043,378
Senior subordinated debentures	75,000	—	—	—	75,000	—	75,000
Junior subordinated deferrable interest debentures	149,486	—	—	—	149,486	—	149,486
Other liabilities	—	—	—	—	—	37,282	37,282
Shareholders’ equity	—	—	—	—	—	580,414	580,414

Total liabilities and shareholders’ equity	$2,426,123	$775,945	$739,751	$1,074,860	$5,016,679	$2,488,924	$7,505,603

Period GAP	$1,014,513	$(257,798)	$161,407	$824,850	$1,742,972
Cumulative GAP	$1,014,513	$756,715	$918,122	$1,742,972	$1,742,972
Period GAP to total assets	13.52%	(3.43)%	2.15%	10.99%	23.23%
Cumulative GAP to total assets	13.52%	10.09%	12.24%	23.23%	23.23%
As of December 31, 2003
Period GAP	$470,958	$(108,540)	$489,436	$462,450	$1,314,304
Cumulative GAP	$470,958	$362,418	$851,854	$1,314,304	$1,314,304
Period GAP to total assets	7.92%	(1.83)%	8.23%	7.78%	22.10%
Cumulative GAP to total assets	7.92%	6.09%	14.32%	22.10%	22.10%

Liquidity
      Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. The objective of liquidity risk management is to ensure that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Company, are met a reasonable cost. The Company maintains a liquidity risk management policy which identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial crisis. The liquidity position is continually monitored by the ALCO. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets, and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year, and money market instruments. In addition, the Company holds securities maturing after one year, which can be sold to meet liquidity needs.
      The Company relies primarily on customer deposits, securities portfolio, the capital markets, the FHLB, the U.S. Treasury, and operating cash flow to fund interest-earning assets and other liquidity needs
      Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds.
      Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Core deposits include all deposits, except certificates of deposit and other time deposits of $100,000 and over. Average core deposits funded approximately 70% of total interest-earning assets for the year ended December 31, 2004 and 72% for the same period in 2003. The decrease in 2004 is a result of the strong loan growth experienced during the year outpacing the growth in core deposits necessitating an increased reliance on non-core deposit sources of funding.
      Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Bank has access to the FHLB for borrowing purposes. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources, or operations.
      Subject to certain limitations, the Bank may borrow funds from the FHLB in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition. Borrowings from the FHLB by the Bank were approximately $557.4 million at December 31, 2004. The Bank has pledged $601.7 million of its securities portfolio and $893.6 million of its loan portfolio as collateral for its borrowings from the FHLB at December 31, 2004. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. Currently, the minimum is 0.15% of total assets or $1,000, whichever is greater (not to exceed $25 million), plus 4.25% of outstanding advance balances plus 4.25% of the outstanding principal balance of Mortgage Partnership Finance Program loans retained on the Bank’s balance sheet. Unused borrowing capacity at December 31, 2004 was approximately $897.4 million. The Bank uses FHLB advances for both long-term and short-term liquidity needs. Other than normal banking operations, the Bank has no long-term liquidity needs. The Bank has not been involved with highly leveraged transactions that may create unusual long-term liquidity needs.
      The Company has issued a total of $149.5 million of junior subordinated deferrable interest debentures to three wholly owned statutory business trusts, Statutory Trust I (“Trust I”), Statutory Trust II (“Trust II”), and Statutory Trust III (“Trust III”). Details of the Company’s transactions with these trusts are presented below.

			Trust	Junior		Interest
			Preferred	Subordinated		Rate at
	Issuance	Maturity	Securities	Debt Owned		December 31,	Redemption
Description	Date	Date	Outstanding	by Trust	Interest Rate	2004	Date

	(Dollars in thousands)
Statutory Trust I	10/7/2003	12/17/2033	$50,000	$51,547	3-month LIBOR plus 2.85%	5.35%	12/17/2008
Statutory Trust II	9/24/2004	10/7/2034	35,000	36,083	3-month LIBOR plus 1.90%	3.84%	10/7/2009
Statutory Trust III	12/13/2004	12/15/2034	60,000	61,856	3-month LIBOR plus 1.78%	4.24%	12/15/2009

			$145,000	$149,486

      The Debentures are the sole assets of the Trusts and are subordinate to all of the Company’s existing and future obligations for borrowed or purchased money, obligations under letters of credit and certain derivative contracts, and any guarantees by the Company of any of such obligations. The proceeds, net of issuance costs, from these offering were used to fund the cash purchase price for Reunion and Klein and to augment the Company’s capital ratios to support its loan growth. See “Note 2 — Merger Related Activity” for further discussion of the mergers.
      The trust preferred securities issued by the Trusts are included in the Tier 1 capital of the Company for regulatory capital purposes. The Federal Reserve Board may in the future disallow inclusion of trust preferred securities as Tier 1 capital due to the requirements of FIN No. 46. On February 28, 2005, the Federal Reserve Board issued final rules that provide that trust preferred securities may continue to be included in Tier 1 capital subject to quantitative limitations and to deductions for goodwill less any associated deferred tax liability. As of December 31, 2004, if the Company were not permitted to include the $145.0 million in trust preferred securities in its Tier 1 capital, the Company would still meet the regulatory minimums required to be adequately capitalized.
      See “Note 10 — Subordinated Debentures” and “Note 11 — Securities Sold Under Repurchase Agreements and Other Borrowings” for further discussion of the Company’s debentures and borrowings.
      Payments due by period for the Company’s contractual obligations (other than deposit liabilities with no stated maturity) at December 31, 2004 are presented below. Interest on time deposits and borrowings includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2004. The contractual amounts to be paid on variable-rate obligations are affected by changes in market rates. Future changes in market interest rates could materially affect the contractual amount to be paid.

		After One	After Three
	Within	but Within	but Within	After
	One Year	Three Years	Five Years	Five Years	Total

	(Dollars in thousands)
Time deposits	$1,059,003	$221,929	$35,654	$9	$1,316,595
Securities sold under repurchase agreements	273,344	—	—	—	273,344
Short-term borrowings	759,624	—	—	—	759,624
Long-term borrowings	2,487	1,094	1,676	5,153	10,410
Senior subordinated debenture	—	—	—	75,000	75,000
Junior subordinated deferrable interest debentures	—	—	—	149,486	149,486
Interest on time deposits and borrowings	30,589	26,327	21,527	191,931	270,374
Operating lease obligations	4,983	8,303	10,444	33,004	56,734

Total contractual obligations	$2,130,030	$257,653	$69,301	$454,583	$2,911,567

      At the holding company level, the Company uses cash to pay dividends to shareholders and to make debt service payments. The primary source of funding for the holding company has been dividends and returns of investment from its bank and non-bank subsidiaries and the private equity investment portfolio and from the exercise of stock options by its employees. The Company’s bank subsidiary is subject to regulations and, among other things, may be limited in its ability to pay dividends or otherwise transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statement of cash flows may not represent cash immediately available to the holding company. During 2004 and 2003, the bank and non-bank subsidiaries declared and paid dividends to the holding company of $64.4 million and $51.0 million, respectively. As of December 31, 2004, approximately $66.7 million was available for payment of dividends by the Bank to the Company under these restrictions without regulatory approval.
      The Company has in place a Dividend Reinvestment and Stock Purchase Plan with an optional cash purchase with waiver arrangement to allow over time the Company to issue up to 2,000,000 shares of its common stock to support its liquidity and capital needs.

Off-Balance Sheet Arrangements
      The amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2004 is presented below:

		After One	After Three
	Within	but Within	but Within	After
	One Year	Three Years	Five Years	Five Years	Total

	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$1,169,230	$893,319	$575,915	$81,782	$2,720,246
Standby letters of credit	214,927	105,818	31,460	350	352,555
Commercial letters of credit	19,496	—	—	—	19,496
Unfunded commitments to unconsolidated investees	12,621	—	—	—	12,621
Commitments to sell mortgage loans	12,609	—	—	—	12,609
Guarantees on GNMA securities administered	—	—	—	82,073	82,073

Total financial instruments with off-balance sheet risk	$1,428,883	$999,137	$607,375	$164,205	$3,199,600

      Due to the nature of the Company’s unfunded loan commitments, including unfunded lines of credit, the amounts presented above do not necessarily represent amounts the Company anticipates funding in the periods presented above. During the last three years, the Company has experienced stable usage between 60% and 66% of unfunded loan commitments, including unfunded lines of credit.

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

Capital Resources
      Shareholders’ equity increased to $580.4 million at December 31, 2004 from $499.3 million at December 31, 2003, an increase of $81.1 million, or 16%, primarily from comprehensive income of $63.3 million, the issuance of common stock for the purchase of Klein, and the exercise of stock options.
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
      Bank regulatory authorities in the United States have issued risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards issued by the Federal Reserve Board apply to the Company, and the OCC guidelines apply to the Bank. These guidelines relate a financial institution’s capital to the risk profile of its assets. The risk-based capital standards require all financial organizations to have “Tier 1 capital” of at least 4.0% of risk-adjusted assets and “total risk-based” capital (Tier 1 and Tier 2) of at least 8.0% of risk-adjusted assets. “Tier 1 capital” includes, generally, common shareholders’ equity and qualifying noncumulative perpetual preferred stock together with related surplus, qualifying cumulative perpetual preferred stock, trust preferred securities, and minority interest in equity accounts of consolidated subsidiaries less deductions for goodwill, intangible assets, and certain other items. Some components of Tier 1 capital are restricted in the amounts which may be included. “Tier 2 capital” may consist of limited amounts of subordinated debt, certain hybrid capital instruments and other debt securities, certain preferred stock not qualifying as Tier 1 capital, and the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”
      The agencies have also adopted guidelines that supplement the risk-based capital guidelines with a minimum leverage ratio of Tier 1 capital to average total consolidated assets (“Tier 1 leverage ratio”) of 3.0% for institutions with well diversified risk, including no undue interest rate exposure, excellent control systems, high liquidity, good earnings, well managed on- and off-balance sheet activities that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a Tier 1 leverage ratio of at least 4.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels.

      The following table compares the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2004 and 2003 to the minimum regulatory standards:

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2004
Total Capital (to Risk Weighted Assets):
The Company	$683,804	11.02%	$496,231	8.00%	$620,289	10.00%
The Bank	676,090	10.91	495,559	8.00	619,449	10.00
Tier 1 Capital (to Risk Weighted Assets):
The Company	559,396	9.02	248,115	4.00	372,173	6.00
The Bank	626,074	10.11	247,780	4.00	371,670	6.00
Tier 1 Capital (to Adjusted Average Assets):
The Company	559,396	7.81	286,337	4.00 (1)	357,921	5.00
The Bank	626,074	8.77	285,522	4.00 (1)	356,903	5.00
As of December 31, 2003
Total Capital (to Risk Weighted Assets):
The Company	$558,858	11.90%	$375,630	8.00%	$469,537	10.00%
The Bank	504,960	10.77	375,132	8.00	468,915	10.00
Tier 1 Capital (to Risk Weighted Assets):
The Company	515,850	10.99	187,815	4.00	281,722	6.00
The Bank	461,438	9.84	187,566	4.00	281,349	6.00
Tier 1 Capital (to Adjusted Average Assets):
The Company	515,850	9.15	225,448	4.00 (1)	281,810	5.00
The Bank	461,438	8.20	225,223	4.00 (1)	281,529	5.00

(1)	The Tier 1 leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill, core deposits intangibles, and certain other items. The minimum leverage ratio guideline is 3% for institutions with well diversified risk, including no undue interest rate exposure, excellent control systems, high liquidity, good earnings, well managed on- and off-balance sheet activities that are generally considered to be strong banking organizations, that are rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth.
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
      The trust preferred securities issued by the Trusts are included in the Tier 1 capital of the Company for regulatory capital purposes. The Federal Reserve Board may in the future disallow inclusion of trust preferred securities as Tier 1 capital due to the requirements of FIN No. 46. On February 28, 2005, the Federal Reserve Board issued final rules that provide that trust preferred securities may continue to be included in Tier 1 capital subject to quantitative limitations and to deductions for goodwill less any associated deferred tax liability. As of December 31, 2004, if the Company were not permitted to include the $145.0 million in trust preferred securities in its Tier 1 capital, the Company would still meet the regulatory minimums required to be adequately capitalized.
      Included in the Tier 2 capital of the Company for regulatory capital purposes is $75.0 million in senior subordinated debentures issued on September 22, 2004. If the subordinated debt ceases to qualify as Tier 2 capital under the applicable rules and regulations promulgated by the Federal Reserve Board, the Company and the lender may restructure the debt as a senior unsecured obligation of the Company or the Company may repay the debt.

Recent Accounting Pronouncements and Developments
      On December 16, 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires the subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Company does not expect the requirements of SOP 03-3 to have a material impact on its financial condition or results of operations.
      On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB No. 105”). SAB No. 105 summarizes the view of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments including recognition of the loan commitment and financial statement disclosures. The requirements of SAB No. 105 did not have a material impact on the financial condition or results of operations of the Company.
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, Share-Based Payment, (“SFAS No. 123R”). SFAS No. 123R eliminates the ability to account for stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB No. 25”) and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The provisions of this statement become effective for all equity awards granted after July 1, 2005. Although the Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance, the Stock-Based Compensation disclosures in “Note 1 — Basis of Presentation” provide detail as to the Company’s financial performance as if the Company had applied the fair value based method and recognition provision of SFAS No. 123 to stock-based compensation in the current reporting periods.
      On June 4, 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to or beyond the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of

EITF 03-01 were adopted in 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance. The Company continues to follow the requirements of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The Company’s financial performance is impacted by, among other factors, interest rate risk and credit risk. The Company relies on an extensive credit risk management process to mitigate its credit risk. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Loan Review and Allowance for Loan Losses” herein.
      Management may use derivative contracts to manage its exposure to commitments to originate mortgage loans. All of the derivatives utilized by the Company are for purposes other than trading. The derivatives utilized consist of purchased options on FNMA or FHLMC guaranteed mortgage-backed securities and forward delivery commitments with FNMA and other secondary market investors. These financial instruments are used to reduce the Company’s exposure to the effects of fluctuations in interest rates on the Company’s lending and secondary marketing activities. The notional amount and fair value of such derivatives was immaterial at December 31, 2004 and 2003.
      Interest rate risk is the Company’s primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, an the potential exercise of explicit or embedded options. This risk is addressed by the Company’s ALCO, which includes senior management and one independent director. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company’s balance sheet in part to minimize the potential impact on net portfolio value and net interest income despite changes in interest rates. The Company’s exposure to interest rate risk is reviewed on a monthly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to reduce the exposure to interest rate fluctuations, the Company has implemented strategies to more closely match its balance sheet composition. Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of the Company’s assets minus the market value of its liabilities plus the market value of any off-balance sheet items, if any. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes. The Company measures the impact on market value for an immediate and sustained 200 basis point increase and decrease (“shock”) in interest rates.
      Management may use derivative contracts to manage its exposure to commitments to originate mortgage loans. All of the derivatives utilized by the Company are for purposes other than trading. The derivatives utilized consist of purchased options on FNMA or FHLMC guaranteed mortgage-backed securities and forward delivery commitments with FNMA and other secondary market investors. These financial instruments are used to reduce the Company’s exposure to the effects of fluctuations in interest rates on the Company’s lending and secondary marketing activities. The notional amount and fair value of such derivatives were immaterial at December 31, 2004 and 2003.
      In addition, reference is made to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Liquidity”, which is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data
      Reference is made to the financial statements, the reports thereon and the notes thereto commencing at page 50 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.
Quarterly Financial Data (Unaudited)
      The following table represents summarized data for each of the quarters in fiscal 2004 and 2003.
      Earnings per common share, cash dividends per common share, and average common shares outstanding including common share equivalents presented below were retroactively adjusted for the Company’s one for one stock dividend paid on July 15, 2004.

	2004				2003

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

			(In thousands, except per share data)
Interest income	$82,727	$71,617	$65,285	$63,600	$61,207	$60,298	$58,079	$56,660
Interest expense	19,989	14,618	11,068	11,002	10,697	11,211	11,585	12,232

Net interest income	62,738	56,999	54,217	52,598	50,510	49,087	46,494	44,428
Provision for loan losses	2,502	2,878	2,923	1,909	2,935	2,979	2,961	2,975

Net interest income after provision for loan losses	60,236	54,121	51,294	50,689	47,575	46,108	43,533	41,453
Noninterest income	26,779	25,324	22,514	21,888	22,509	23,207	19,026	18,467
Noninterest expense	63,998	52,283	50,229	50,101	46,702	49,476	39,467	38,097

Income before income taxes	23,017	27,162	23,579	22,476	23,382	19,839	23,092	21,823
Provision for income taxes	5,648	7,496	7,358	7,189	7,071	6,459	7,129	6,748

Net income	$17,369	$19,666	$16,221	$15,287	$16,311	$13,380	$15,963	$15,075

Basic earnings per common share	$0.25	$0.28	$0.24	$0.22	$0.24	$0.20	$0.23	$0.22
Diluted earnings per common share	$0.24	$0.28	$0.23	$0.22	$0.23	$0.19	$0.23	$0.22
Dividends per common share	$0.03	$0.03	$0.03	$0.03	$0.02	$0.03	$—	$—
Weighted average common shares outstanding including common share equivalents	71,906	70,830	70,528	70,282	70,190	70,008	69,456	69,280

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 2004.

Item 9A.	Controls and Procedures
      The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2004 and concluded that those disclosure controls and procedures were effective as of that date.
      During the quarter ended December 31, 2004, there have been no significant changes in the Company’s internal control over financial reporting or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation.
      While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Management’s Report on Internal Control Over Financial Reporting
      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As of December 31, 2004, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on those criteria. Management has excluded Klein from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. The total assets and total revenues of Klein represent approximately 8% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      For information regarding the directors and persons nominated to become directors of the Company, reference is made to the information presented in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (“the 2005 Proxy Statement”). All of such information is incorporated herein by reference.

Item 11.	Executive Compensation
      For information concerning the compensation paid by the Company during the year ended December 31, 2004 to its executive officers, reference is made to the information presented in the 2005 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      For information concerning the beneficial ownership of the common stock of the Company by its directors and officers and by certain other beneficial owners, reference is made to the information presented in the 2005 Proxy Statement. Such information is incorporated herein by reference.

Equity Compensation Plan Information
      The following table sets forth information as of December 31, 2004, with respect to the Company’s compensation plans under which equity securities are authorized for issuance:

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a))

Equity compensation plans approved by security holders	5,801,784	$12.22	3,670,458
Equity compensation plans not approved by security holders	—	—	—

Total	5,801,784	$12.22	3,670,458

Item 13.	Certain Relationships and Related Transactions
      For information regarding certain business relationships and related transactions involving the Company’s officers and directors, reference is made to the information presented in the 2005 Proxy Statement. Such information is incorporated herein by reference.
PART IV

Item 14.	Principal Accountant Fees and Services
      For information concerning principal accountant fees and services and audit committee pre-approval policies, reference is made to the information presented in the 2005 Proxy Statement. Such information is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules
      (a) and (c) Financial Statements and Financial Statement Schedules
      The financial statements listed on the accompanying Index to Financial Statements (see page 51) are filed as part of this Form 10-K.
      The schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

EXHIBIT INDEX
(b) *Exhibits(1)

3.1	—	Articles of Incorporation of the Company, restated as of May 1, 2001 (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-60190)
3.2	—	Bylaws of the Company (Restated as of December 31, 1996)
4.1	—	Specimen Common Stock certificate
4.2	—	Indenture, dated as of September 24, 2004, between the Company, as Issuer, and Wells Fargo Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 28, 2004)
†10.1	—	1989 Stock Option Plan, amended and restated as of May 29, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)
†10.2	—	1993 Stock Option Plan, amended and restated as of May 29, 1998 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)
†10.3	—	Form of Stock Option Agreement under 1989 Stock Option Plan and 1993 Stock Option Plan
†10.4	—	1996 Stock Option Plan, as amended January 24, 2000 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
†10.5	—	Form of Incentive Stock Option Agreement under 1996 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
†10.6	—	Form of Non-qualified Stock Option Agreement under 1996 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
†10.7	—	Form of Stock Option Agreement for Directors under 1996 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 Registration Statement No. 333-16509)
†10.8	—	Form of Change in Control Agreement between the Company and each of Joseph H. Argue III, David C. Farries, and Steve D. Stephens (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)
†10.9	—	Form of Change in Control Agreement between the Company and Dale Andreas, Kenneth Olan, and Walter L. Ward, Jr. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
†10.10	—	Employment Agreement, amended and restated as of October 19, 2004, between the Company and Walter E. Johnson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2004)
†10.11	—	Restricted Stock Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 16, 2001 for its 2001 Annual Meeting of Shareholders)
†10.12	—	Form of Restricted Stock Agreement under the Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement No. 333-60190)
†10.13	—	Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement No. 333-74452)
†10.14	—	Form of Deferral Election Form under Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement No. 333-74452)
10.15	—	Purchase and Sale Agreement between TCP Renaissance Partners, L.P. and Southwest Bank of Texas, N.A., dated May 24, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002)
10.16	—	Subordinated Debenture Purchase Agreement, dated as of September 22, 2004, between the Company and Wisconsin Capital Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 28, 2004)
10.17	—	Southwest Bancorporation of Texas, Inc. Amended and Restated Non-Employee Directors Deferred Fee Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed March 25, 2004)

10.18	—	Southwest Bancorporation of Texas, Inc. 2004 Omnibus Incentive Plan, dated May 5, 2004 (incorporated by reference to Appendix B to the Company’s Proxy Statement, filed with the Commission on March 25, 2004)
†10.19	—	1996 Stock Option Plan, Amended and Restated as of June 4, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002)
†10.20	—	Change in Control Agreement between the Company and Paul B. Murphy, Jr., Amended and Restated as of June 4, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002)
†10.21	—	Form of Change in Control Agreement [Three Year] between the Company and Scott J. McLean, Terry Kelly, and Randall E. Meyer (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
†10.22	—	Form of Change in Control Agreement [Two Year] between the Company and Paul A. Port (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
†10.23	—	First Amendment to Change In Control Agreement [Two Year], dated as of June 4, 2002 between the Company and David C. Farries, Joseph H. Argue III, Steve D. Stephens, and Walter L. Ward, Jr. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
†10.24	—	Form of Change in Control Agreement between the Company and John Drew and Marylyn Manis-Hassanein (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.25	—	Form of Indemnification Agreements between the Company and Willie J. Alexander, Carin M. Barth, John B. Brock III, Timothy R. Brown, Kirbyjon H. Caldwell, Ernest H. Cockrell, J. David Heaney, Paul W. Hobby, John W. Johnson, Walter E. Johnson, Barry M. Lewis, Fred R. Lummis, Scott J. McLean, James G. Moses, Paul B. Murphy, Jr., Andres Palandjoglou, Wilhelmina E. Robertson, Thomas F. Soriero, Sr., Stanley D. Stearns, Manuel Urquidi, Mark A. Wallace, Dale A. Andreas, Joseph H. Argue III, E. Reginald Brewer, Frank D. Cox, John O. Drew, Michael R. Duckworth, David C. Farries, Joseph Goyne, Debra J. Innes, Terry Kelley, Conrad W. Magouirk, Marylyn Manis-Hassanein, George Marshall, Randall E. Meyer, Kenneth W. Olan, P. Allan Port, Steve D. Stephens, Barbara S. Vilutis and W. Lane Ward (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2005)
†10.26	—	Form of Change of Control Agreement [One Year] between the Company and Laurence L. Lehman III (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
**21.1	—	List of subsidiaries of the Company
**23.1	—	Consent of PricewaterhouseCoopers LLP
**31.1	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	—	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	All Exhibits except for those filed herewith and as otherwise indicated are incorporated herein by reference to the Exhibits bearing the same Exhibit numbers in the Company’s Form S-1 Registration Statement No. 333-16509.

**	Filed herewith.

†	Management contract or compensatory plan or arrangement.

(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreement to the Commission upon request.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southwest Bancorporation of Texas, Inc.

By:	/s/ Paul B. Murphy, Jr.

Paul B. Murphy, Jr.
Chief Executive Officer
Date: March 11, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter E. Johnson Walter E. Johnson	Chairman of the Board and Director	March 11, 2005

/s/ Paul B. Murphy, Jr. Paul B. Murphy, Jr.	Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2005

/s/ Randall E. Meyer Randall E. Meyer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2005

/s/ Scott J. McLean Scott J. McLean	President	March 11, 2005

/s/ Laurence L. Lehman III Laurence L. Lehman III	Senior Vice President and Controller (Principal Accounting Officer)	March 11, 2005

/s/ Carin M. Barth Carin M. Barth	Director	March 11, 2005

/s/ John B. Brock III John B. Brock III	Director	March 11, 2005

/s/ Kirbyjon H. Caldwell Kirbyjon H. Caldwell	Director	March 11, 2005

/s/ Ernest H. Cockrell Ernest H. Cockrell	Director	March 11, 2005

Signature	Title	Date

/s/ J. David Heaney J. David Heaney	Director	March 11, 2005

/s/ Paul W. Hobby Paul W. Hobby	Director	March 11, 2005

/s/ John W. Johnson John W. Johnson	Director	March 11, 2005

/s/ Barry M. Lewis Barry M. Lewis	Director	March 11, 2005

/s/ Fred R. Lummis Fred R. Lummis	Director	March 11, 2005

/s/ Andres Palandjoglou Andres Palandjoglou	Director	March 11, 2005

/s/ Wilhelmina E. Robertson Wilhelmina E. Robertson	Director	March 11, 2005

/s/ Thomas F. Soriero, Sr. Thomas F. Soriero, Sr.	Director	March 11, 2005

/s/ Stanley D. Stearns, Jr. Stanley D. Stearns, Jr.	Director	March 11, 2005

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Southwest Bancorporation of Texas, Inc.:
      We have completed an integrated audit of Southwest Bancorporation of Texas, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Southwest Bancorporation of Texas, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Klein Bancshares, Inc. from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded Klein Bancshares, Inc. from our audit of internal control over financial reporting. The total assets and total revenues of Klein Bancshares, Inc. represent approximately 8% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.
Houston, Texas
March 10, 2005

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,

	2004	2003

	(Dollars in thousands,
	except per share amounts)
ASSETS
Cash and due from banks	$327,558	$390,890
Federal funds sold and other cash equivalents	14,417	94,908

Total cash and cash equivalents	341,975	485,798
Securities — available for sale (including $319,599 and $254,235 pledged to creditors)	1,927,204	1,549,398
Securities held to maturity (fair value of $58,569 and $0)	58,033	—
Loans held for sale	107,404	96,899
Loans held for investment, net of allowance for loan losses of $49,408 and $41,611	4,490,170	3,450,062
Premises and equipment, net	164,443	117,951
Accrued interest receivable	30,200	21,630
Goodwill	149,846	25,647
Core deposit intangibles	27,246	6,185
Other assets	209,082	193,563

Total assets	$7,505,603	$5,947,133

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — noninterest-bearing	$1,871,228	$1,513,038
Demand — interest-bearing	135,003	43,452
Money market accounts	2,091,624	1,709,755
Savings	205,593	131,059
Time, $100 and over	944,283	642,590
Other time	372,312	363,345

Total deposits	5,620,043	4,403,239
Securities sold under repurchase agreements	273,344	285,571
Other borrowings	770,034	679,812
Senior subordinated debenture	75,000	—
Junior subordinated deferrable interest debentures	149,486	51,547
Accrued interest payable	2,902	1,822
Other liabilities	34,380	25,821

Total liabilities	6,925,189	5,447,812

Commitments and contingencies
Shareholders’ equity:
Preferred stock — $0.01 par value, 1,000,000 shares authorized; 0 issued and outstanding at December 31, 2004 and 2003	—	—
Common stock — $1 par value, 150,000,000 shares authorized 70,198,456 issued and 70,095,949 outstanding at December 31, 2004; 68,458,286 issued and 68,427,798 outstanding at December 31, 2003	70,198	68,458
Additional paid-in capital	92,330	65,380
Retained earnings	428,311	368,069
Deferred compensation	(5,469)	(4,215)
Accumulated other comprehensive income (loss)	(3,221)	2,050
Treasury stock, at cost — 102,507 shares and 30,488 shares, respectively	(1,735)	(421)

Total shareholders’ equity	580,414	499,321

Total liabilities and shareholders’ equity	$7,505,603	$5,947,133

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands,
	except per share amounts)
Interest income:
Loans	$217,140	$185,666	$177,837
Securities:
Taxable	56,046	43,959	52,533
Tax-exempt	9,317	5,651	4,426
Federal funds sold and other	726	968	798

Total interest income	283,229	236,244	235,594

Interest expense:
Deposits	39,830	36,971	48,962
Borrowings	16,847	8,754	10,817

Total interest expense	56,677	45,725	59,779

Net interest income	226,552	190,519	175,815
Provision for loan losses	10,212	11,850	11,037

Net interest income after provision for loan losses	216,340	178,669	164,778

Noninterest income:
Service charges on deposit accounts	46,345	40,065	33,936
Investment services	12,682	9,712	9,302
Other fee income	22,722	18,326	11,343
Bank-owned life insurance income	7,047	6,009	4,860
Other operating income	6,743	6,351	4,090
Gain on sale of loans, net	978	1,522	1,868
Gain (loss) on sale of securities, net	(12)	1,224	1,737

Total noninterest income	96,505	83,209	67,136

Noninterest expenses:
Salaries and employee benefits	117,869	97,176	81,486
Occupancy expense	37,657	29,690	24,066
Professional services	12,514	9,640	8,626
Core deposit intangible amortization expense	4,947	1,368	—
Other operating expenses	43,624	35,868	31,537

Total noninterest expenses	216,611	173,742	145,715

Income before income taxes	96,234	88,136	86,199
Provision for income taxes	27,691	27,407	26,993

Net income	$68,543	$60,729	$59,206

Earnings per common share:
Basic	$0.99	$0.89	$0.88

Diluted	$0.97	$0.87	$0.86

Dividends per common share	$0.12	$0.05	$—

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock		Additional			Comprehensive		Total
			Paid-In	Retained	Deferred	Income	Treasury	Shareholders’
	Shares	Dollars	Capital	Earnings	Compensation	(Loss)	Stock	Equity

	(Dollars in thousands, except per share amounts)
BALANCE, DECEMBER 31, 2001	65,848,196	$65,848	$41,828	$251,552	$(1,364)	$3,870	$—	$361,734
Exercise of stock options	1,539,406	1,539	12,803					14,342
Issuance of restricted common stock, net of shares forfeited into Treasury	324,528	325	3,389		(3,714)			—
Deferred compensation amortization					853			853
Comprehensive income:
Net income for the year ended December 31, 2002				59,206				59,206
Net change in unrealized appreciation on securities available for sale, net of deferred taxes of ($6,195)						11,427		11,427
Reclassification adjustment for gains included in net income, net of deferred taxes of $696						(1,264)		(1,264)
Minimum pension liability, net of deferred taxes of $418						(775)		(775)

Total comprehensive income								68,594

BALANCE, DECEMBER 31, 2002	67,712,130	67,712	58,020	310,758	(4,225)	13,258	—	445,523
Exercise of stock options	638,376	638	5,962					6,600
Issuance of restricted common stock, net of shares forfeited into Treasury	107,000	107	1,386		(1,488)		(5)	—
Issuance of non-employee director stock	780	1	12					13
Purchase of treasury stock							(416)	(416)
Deferred compensation amortization					1,498			1,498
Cash dividends, $0.05 per common share				(3,418)				(3,418)
Comprehensive income:
Net income for the year ended December 31, 2003				60,729				60,729
Net change in unrealized appreciation on securities available for sale, net of deferred taxes of $5,109						(9,484)		(9,484)
Reclassification adjustment for gains included in net income, net of deferred taxes of $849						(1,576)		(1,576)
Minimum pension liability, net of deferred taxes of $80						(148)		(148)

Total comprehensive income								49,521

BALANCE, DECEMBER 31, 2003	68,458,286	68,458	65,380	368,069	(4,215)	2,050	(421)	499,321
Exercise of stock options	837,684	838	8,892					9,730
Issuance of restricted common stock, net of shares forfeited into Treasury	147,390	147	2,879		(3,020)		(6)	—
Issuance of non-employee director stock	7,628	8	124					132
Purchase of Klein Bancshares, Inc.	747,468	747	15,055					15,802
Purchase of treasury stock							(1,308)	(1,308)
Deferred compensation amortization					1,766			1,766
Cash dividends, $0.12 per common share				(8,301)				(8,301)
Comprehensive income:
Net income for the year ended December 31, 2004				68,543				68,543
Net change in unrealized appreciation (depreciation) on securities available for sale, net of deferred taxes of $2,630						(5,533)		(5,533)
Reclassification adjustment for losses included in net income, net of deferred taxes of ($187)						310		310
Minimum pension liability, net of deferred taxes of $26						(48)		(48)

Total comprehensive income								63,272

BALANCE, DECEMBER 31, 2004	70,198,456	$70,198	$92,330	$428,311	$(5,469)	$(3,221)	$(1,735)	$580,414

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$68,543	$60,729	$59,206
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,212	11,850	11,037
Deferred tax expense (benefit)	(1,345)	(640)	2,758
Depreciation	14,861	11,927	9,201
Valuation adjustments for mortgage servicing rights, net	—	(2,371)	2,371
Realized (gain) loss on securities available for sale, net	12	(1,224)	(1,737)
Gain on sale of premises and equipment, net	(27)	(8)	(839)
Amortization and accretion of securities’ premiums and discounts, net	5,237	11,176	6,058
Amortization of mortgage servicing rights	2,224	4,806	4,180
Amortization of computer software	6,612	4,927	3,677
Amortization of core deposit intangibles	4,947	1,368	—
Other amortization	1,766	1,498	853
Minority interest in net income of consolidated subsidiary	—	—	40
Gain on sale of subsidiary	—	—	(1,068)
Income tax benefit from exercise of stock options	2,973	1,885	6,500
Net change in:
Loans held for sale	(10,505)	4,490	(14,365)
Other assets and liabilities, net	(6,734)	(16,802)	28,157

Net cash provided by operating activities	98,776	93,611	116,029

Cash flows from investing activities:
Proceeds from maturity and call of securities available for sale	53,280	71,119	25,370
Proceeds from sale of securities available for sale	1,162,060	652,529	139,436
Proceeds from sale of subsidiary, net of cash sold	—	—	(3,003)
Principal paydowns of mortgage-backed securities available for sale	297,108	533,194	445,632
Principal paydowns of mortgage-backed securities held to maturity	3,775	—	—
Purchase of securities available for sale	(1,593,349)	(1,573,915)	(724,668)
Purchase of Federal Reserve Bank stock	(4,052)	(28)	(294)
Proceeds from redemption of Federal Home Loan Bank stock	28,716	6,765	5,699
Purchase of Federal Home Loan Bank stock	(36,020)	(5,046)	(24,395)
Net increase in loans held for investment	(732,835)	(280,191)	(461,126)
Proceeds from sale of premises and equipment	829	82	1,905
Purchase of premises and equipment	(46,022)	(32,531)	(46,947)
Purchase of mortgage servicing rights	—	(281)	(804)
Purchase of Bank-owned life insurance policies	—	(30,000)	—
Purchase of Maxim Financial Holdings, Inc., net of cash acquired of $142,658	—	79,618	—
Purchase of Reunion Bancshares, Inc., net of cash acquired of $30,596	(20,004)	—	—
Purchase of Klein Bancshares, Inc., net of cash acquired of $78,060	(71,138)	—	—
Investment in unconsolidated equity investees	(5,808)	(3,053)	(862)

Net cash used in investing activities	(963,460)	(581,738)	(644,057)

Cash flows from financing activities:
Net increase in noninterest-bearing demand deposits	118,692	153,445	309,613
Net increase (decrease) in time deposits	202,737	61,395	(33,882)
Net increase in other interest-bearing deposits	153,350	34,814	231,470
Net increase (decrease) in securities sold under repurchase agreements	(12,227)	10,128	(82,958)
Issuance of junior subordinated deferrable interest debentures, net of cost	97,939	51,047	—
Issuance of senior subordinated debentures	75,000	—	—
Net increase in other short-term borrowings	286,470	27,242	186,212
Proceeds from long-term borrowings	2,200	200,000	100,000
Payments on long-term borrowings	(200,448)	(100,391)	(361)
Payments of cash dividends	(8,301)	(3,418)	—
Net proceeds from exercise of stock options	6,757	4,715	7,842
Purchase of treasury stock	(1,308)	(416)	—

Net cash provided by financing activities	720,861	438,561	717,936

Net increase (decrease) in cash and cash equivalents	(143,823)	(49,566)	189,908
Cash and cash equivalents at beginning of period	485,798	535,364	345,456

Cash and cash equivalents at end of period	$341,975	$485,798	$535,364

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation and Nature of Operations
      The consolidated financial statements include the accounts of Southwest Bancorporation of Texas, Inc. (“the Bancorporation”) and all other entities in which the Bancorporation has a controlling financial interest (collectively referred to as the “Company”). The consolidated financial statements also include the accounts of First National Bank of Bay City, a 58% owned indirect subsidiary of the Company, through November 1, 2002. On this date, the Company sold its interest in this subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. The accounting and financial reporting policies the Company follows conform, in all material respects, to accounting principles generally accepted in the United States of America and to general practices within the financial services industry.
      The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiaries, Statutory Trust I, Statutory Trust II, and Statutory Trust III (“the Trusts”), are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not consolidated in the Company’s financial statements.
      On March 7, 2005, Southwest Bank of Texas National Association (“the Bank”) changed its name to Amegy Bank National Association. The Bank’s subsidiary, Mitchell Mortgage Company, L.L.C., changed its name to Amegy Mortgage Company, L.L.C. (“Amegy Mortgage”) on the same date. Subject to shareholders’ approval at the annual meeting on May 4, 2005, the name of the Company will change to Amegy Bancorporation, Inc.
      Substantially all of the Company’s revenue and income is derived from the operations of the Bank and Amegy Mortgage. The Bank provides a full range of commercial and private banking services to small and middle market businesses and individuals primarily in the Houston metropolitan area. Amegy Mortgage originates, sells and services single family residential mortgages, residential and commercial construction loans and commercial mortgages.
      On July 1, 2003, the Company completed its merger with Maxim Financial Holdings, Inc. (“Maxim”), whereby Maxim was merged into the Company. On January 31, 2004, the Company completed its merger with Reunion Bancshares, Inc. (“Reunion”), whereby Reunion was merged into the Company. On October 1, 2004, the Company completed its merger with Klein Bancshares, Inc. (“Klein”), whereby Klein was merged into the Company. The results of operations of Maxim, Reunion, and Klein have been included in the consolidated financial statements since their respective acquisition dates. See “Note 2 — Merger Related Activity” for further discussion of the mergers.

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

Cash and Cash Equivalents
      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Funds sold, and other short term securities with original maturities of less than ninety days. Generally, Federal Funds are sold for one-day periods.
      The Company is required to maintain noninterest-bearing cash reserve balances with the Federal Reserve Bank. The average of such cash balances was approximately $20.1 million and $14.2 million for the years ended December 31, 2004 and 2003, respectively.

Securities
      Debt securities which management intends and has the ability to hold to maturity are classified as held to maturity. Securities held to maturity are stated at cost, increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method.
      Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors, are classified as available for sale and are carried at fair value. Fair values of securities are estimated based on available market quotations. Unrealized holding gains and temporary losses, net of taxes, on available for sale securities are reported as a separate component of other comprehensive income until realized. Premiums and discounts on securities available for sale are amortized/accreted as an adjustment to the securities yield based upon the interest method. Gains and losses on the sale of available for sale securities are determined using the specific identification method.
      Trading securities are carried at fair value. Realized and unrealized gains and losses on trading securities are recognized in the consolidated statement of income as they occur. The Company held no trading securities at December 31, 2004 and 2003.
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

Loans
      Loans held for investment are reported at the principal amount outstanding, net of unearned discounts and deferred loan fees, and including unamortized premiums or discounts. Interest income is accrued on the unpaid principal balance.
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
      A loan is considered impaired, based on current information and events, if management believes that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. An insignificant delay or insignificant shortfall in the amount of payment does not require a loan to be considered impaired. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price or based on the fair value of the collateral if the loan is collateral-dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a specific reserve is established for the shortfall as a component of the Company’s allowance for loan loss methodology. The Company considers all nonaccrual loans to be impaired.
      The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. The amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual.
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

Allowance for Loan Losses
      The allowance for loan losses is established through a provision for such losses charged against operations, which represents management’s estimate of probable losses inherent in the loan portfolio. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes is adequate to reflect the risks inherent in the existing loan portfolio and is based on evaluations of the collectibility and prior loss experience of loans. In making its evaluation, management considers growth in the loan portfolio, the diversification by industry of the Company’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the affects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for current and prior periods, the amount of nonperforming loans and related collateral, and the evaluation of its loan portfolio by the loan review function.
      The allowance has several components, which include specific reserves, migration analysis reserves, qualitative adjustments, a general reserve component, and a separate reserve for international, cross-border risk (allocated transfer risk reserve “ATRR”).
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

Premises and Equipment
      Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method and is charged to operating expense over the estimated useful lives of the assets. Depreciation expense has been computed principally using estimated lives of thirty to forty years for premises, three to five years for hardware and software, and five to ten years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining term of the respective lease or the estimated useful life of the improvement. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period.

Goodwill and Other Intangibles
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

Other Real Estate Owned
      Real estate acquired through foreclosure is carried at the lower of the recorded investment in the property or its fair value less estimated selling costs. Prior to foreclosure, the value of the underlying collateral of the loan is written down to its estimated fair value less estimated selling costs through a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operations. Operating expenses of such properties are included in other operating expenses in the accompanying consolidated statement of income.

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

Bank-Owned Life Insurance
      Bank-owned life insurance (“BOLI”) represents life insurance on the lives of certain employees who have provided positive consent allowance the Bank to be the beneficiary of such policies. Increases in the cash

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of the policies, as well as insurance proceeds received, are recorded in other operating income in the accompanying consolidated statement of income and are not subject to income taxes. The cash value is included in other assets in the accompanying consolidated balance sheet.

Mortgage Servicing Rights
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
      Mortgage servicing rights are reported as a component of other assets in the accompanying consolidated balance sheet. Fair value is determined by using quoted market prices for mortgage servicing rights with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. For purchased mortgage servicing rights, the cost of acquiring loan servicing contracts is capitalized to the extent such costs do not exceed the amount by which the present value of estimated future servicing revenue exceeds the present value of expected future servicing costs.
      Mortgage loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of mortgage loans serviced for others was approximately $849.9 million, $931.0 million, and $1.07 billion at December 31, 2004, 2003 and 2002, respectively.
      Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $28.0 million and $20.7 million at December 31, 2004 and 2003, respectively.

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
      On June 17, 2004, the Company declared a stock split effected by a stock dividend payable at the rate of one share of the Company’s common stock for each share of the Company’s common stock issued and outstanding as of July 1, 2004, payable on July 15, 2004, to the holders of record as of the close of business on July 1, 2004. This stock split has been given retroactive effect in the accompanying financial statements and related notes. In addition, earnings and dividends per common share data has been restated for all periods presented.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
      Provision for income taxes is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities associated with components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

Comprehensive Income
      Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Company’s comprehensive income include the after tax effect of changes in the fair value of securities available for sale and minimum pension liability adjustments. Comprehensive income is reported in the accompanying consolidated statement of shareholders’ equity.

Deferred Compensation
      Deferred compensation is recorded as a component of shareholders’ equity for non-vested stock awards issued The compensation is valued at the grant date and recognized over the vesting period.

Stock-Based Compensation
      The Company applies the intrinsic value method in accounting for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”). Because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted.
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

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period):

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands,
	except per share amounts)
Net income
As reported	$68,543	$60,729	$59,206
Pro forma	$65,834	$58,312	$57,009
Stock-based compensation cost, net of income taxes
As reported	$1,148	$1,034	$586
Pro forma	$3,857	$3,451	$2,783
Basic earnings per common share
As reported	$0.99	$0.89	$0.88
Pro forma	$0.95	$0.86	$0.85
Diluted earnings per common share
As reported	$0.97	$0.87	$0.86
Pro forma	$0.93	$0.84	$0.83
      The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.
      The Company expects to adopt the provisions of Statement of Financial Accounting Standards No. 123, Share-Based Payment, (“SFAS No. 123R”) on July 1, 2005. See “Note 1 — New Accounting Pronouncements” for additional information.

Derivative Financial Instruments
      The Company recognizes all derivative financial instruments, such as forward option contracts, commitments to originate loans held for sale, and commitments to sell mortgage loans, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies and is designated for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair value of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in the statement of income. For the years ended December 31, 2004, 2003, and 2002, the impact of the Company’s derivative financial instruments was immaterial.

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
      The Company considers its business as two operating segments: the bank and the mortgage company. The Company has disclosed results of operations relating to the two segments in Note 18 to the consolidated financial statements.

Reclassifications
      Certain previously reported amounts have been reclassified to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income, shareholders’ equity, or cash flows.

New Accounting Pronouncements
      On December 16, 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires the subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Company does not expect the requirements of SOP 03-3 to have a material impact on its financial condition or results of operations.
      On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB No. 105”). SAB No. 105 summarizes the view of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments including recognition of the loan commitment and financial statement disclosures. The requirements of SAB No. 105 did not have a material impact on the financial condition or results of operations of the Company.
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The provisions of this statement become effective for all equity awards granted after July 1, 2005 as well as equity awards that are unvested on that date. Although the Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance, the Stock-Based Compensation disclosures in “Note 1 — Basis of Presentation” provide detail as to the Company’s financial performance as if the Company had applied the fair value based method and recognition provision of SFAS No. 123 to stock-based compensation in the current reporting periods.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On June 4, 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to or beyond the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-01 were adopted in 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004 the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance. The Company continues to follow the requirements of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities.

2.	Merger Related Activity
      The mergers described below were accounted for as purchase transactions. The purchase prices have been allocated to the assets acquired and the liabilities assumed based on their estimated fair value at the date of the mergers. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill, none of which is expected to be deductible for tax purposes. Goodwill is evaluated annually for possible impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.
      On July 1, 2003, the Company completed its merger with Maxim, whereby its subsidiary, MaximBank was merged with and into the Bank. The addition of the eight Maxim branches expands the Company’s branch network to include Galveston County, Texas. The merger was a cash transaction valued at $63.0 million. The source of the funds for the merger was available cash.
      On January 31, 2004, the Company completed its merger with Reunion, whereby its subsidiary, Lone Star Bank (“Lone Star”) was merged with and into the Bank. The addition of the five Lone Star branches expands the Company’s branch network to include the Dallas market and represents an attractive growth opportunity for the Company. The merger was a cash transaction with $43.5 million paid at closing and an additional $6.5 million deposited into an escrow account. The release of this account is contingent upon the performance of the loan portfolio and other potential liabilities over a three-year period. In addition, the Bank paid $600,000 to Reunion’s financial advisor in connection with this transaction. The purchase price was funded through the proceeds of $51.5 million of junior subordinated deferrable interest debentures issued in October 2003.
      On October 1, 2004, the Company completed its merger with Klein, whereby its subsidiary, Klein Bank & Trust was merged with and into the Bank. The addition of the 27 Klein branches expands the Company’s branch network in the northwest quadrant of the Houston metropolitan area. The merger was a cash and common stock transaction with $149.2 million of the $165.0 million purchase price paid in cash and the remainder paid through the issuance of 747,468 common shares of the Company. These shares were valued at the average of the closing price of the Company’s common stock for the fifteen business days ended five business days prior to the merger date. The cash portion of the purchase price was funded through the proceeds of $36.1 million of junior subordinated deferrable interest debentures and $75.0 million of senior subordinated debentures issued in September 2004.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarized the estimated fair value of the assets acquired and liabilities assumed at the date of the mergers.

	Maxim	Reunion	Klein
	July 1, 2003	January 31, 2004	October 1, 2004

	(Dollars in thousands)
Cash	$142,658	$30,596	$78,060
Securities	59,781	30,946	329,862
Loans	98,362	163,822	163,086
Loan premium (discount)	6,678	(1,038)	5,574
Allowance for loan losses	(1,426)	(2,116)	(1,354)
Goodwill	23,253	29,755	94,248
Core deposit intangibles	7,553	6,379	19,629
Other assets	11,929	3,779	23,969
Deposits	(241,129)	(207,026)	(535,644)
Deposit (premium) discount	(407)	(39)	684
Borrowings	(37,531)	(2,000)	—
Other liabilities	(6,681)	(2,458)	(13,114)

Cost	$63,040	$50,600	$165,000

      Core deposit intangibles (“CDI”) are amortized using an economic life method based on deposit attrition projections derived from nationally-observed patterns within the banking industry. As a result, CDI amortization will decline over time with most of the amortization during the initial years. The Maxim CDI is being amortized over a weighted average period of eight and one-half years with no residual value. The Lone Star CDI is being amortized over a weighted average period of thirteen and one-third years with no residual value. The Klein CDI is being amortized over a weighted average period of twelve years with no residual value.
      The unaudited pro forma combined results, as if Maxim, Reunion, and Klein had been included in operations at January 1, 2003, are estimated to be as follows.

	Pro Forma Year Ended
	December 31,

	2004	2003

	(Dollars in thousands,
	except per share
	amounts)
Net interest income after provision for loan losses and noninterest income	$343,598	$316,251
Income before income taxes	104,430	98,999
Net income	73,938	68,113
Earnings per common share, basic	$1.06	$0.99
Earnings per common share, diluted	$1.04	$0.97
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
      The amortized cost and fair value of securities classified as available for sale and held to maturity is as follows:

	December 31, 2004

		Gross Unrealized
	Amortized
	Cost	Gain	Loss	Fair Value

		(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$388,061	$246	$(2,623)	$385,684
Mortgage-backed securities	1,237,420	3,820	(11,076)	1,230,164
Municipal securities	246,705	7,564	(1,392)	252,877
Federal Reserve Bank stock	8,511	—	—	8,511
Federal Home Loan Bank stock	32,772	—	—	32,772
Other securities	17,196	—	—	17,196

Total securities available for sale	$1,930,665	$11,630	$(15,091)	$1,927,204

Held to maturity:
Mortgage-backed securities	$58,033	$536	$—	$58,569

Total securities held to maturity	$58,033	$536	$—	$58,569

	December 31, 2003

		Gross Unrealized
	Amortized
	Cost	Gain	Loss	Fair Value

		(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$250,359	$841	$(102)	$251,098
Mortgage-backed securities	1,101,988	7,078	(8,320)	1,100,746
Municipal securities	152,927	5,905	(754)	158,078
Federal Reserve Bank stock	4,459	—	—	4,459
Federal Home Loan Bank stock	25,469	—	—	25,469
Other securities	9,455	93		9,548

Total securities available for sale	$1,544,657	$13,917	$(9,176)	$1,549,398

      The following table displays the gross unrealized losses and fair value of investments as of December 31, 2004 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(Dollars in thousands)
U.S. Government and agency securities	$272,478	$(2,623)	$—	$—	$272,478	$(2,623)
Mortgage-backed securities	722,889	(7,035)	202,543	(4,041)	925,432	(11,076)
Municipal securities	56,349	(1,048)	12,668	(344)	69,017	(1,392)

Total	$1,051,716	$(10,706)	$215,211	$(4,385)	$1,266,927	$(15,091)

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
      The scheduled maturities of securities classified as available for sale and held to maturity is as follows:

	December 31, 2004		December 31, 2003

	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

		(Dollars in thousands)
Available for sale:
Within one year	$112,383	$112,287	$24,833	$25,056
After one year through five years	301,809	300,350	231,279	232,022
After five years through ten years	124,951	127,665	19,248	19,962
Over ten years	95,623	98,259	127,926	132,136

	634,766	638,561	403,286	409,176
Mortgage-backed securities	1,237,420	1,230,164	1,101,988	1,100,746
Federal Reserve Bank stock	8,511	8,511	4,459	4,459
Federal Home Loan Bank stock	32,772	32,772	25,469	25,469
Other securities	17,196	17,196	9,455	9,548

Total securities available for sale	$1,930,665	$1,927,204	$1,544,657	$1,549,398

Held to maturity:
Mortgage-backed securities	$58,033	$58,569	$—	$—

Total securities held to maturity	$58,033	$58,569	$—	$—

      Securities with a carrying value of $1.13 billion and $921.6 million at December 31, 2004 and 2003, respectively, have been pledged to collateralize repurchase agreements, public deposits, and other items.
      Gross gains of $2.3 million, $2.2 million, and $2.3 million and gross losses of $2.3 million, $961,000, and $562,000 were recognized on sales of investment securities for the years ended December 31, 2004, 2003, and 2002, respectively. The tax expense (benefit) applicable to these net realized gains and losses was ($4,000), $429,000, and $608,000, respectively.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Loans
      A summary of loans outstanding classified by purpose follows:

	December 31,

	2004	2003

	(Dollars in thousands)
Commercial and industrial	$2,052,051	$1,502,802
Real estate:
Construction and land development	800,335	709,914
1-4 family residential	720,825	562,954
Other	835,416	575,155
Consumer	132,226	142,512
Unamortized loan premiums and discounts, net	9,465	6,107
Unearned income and fees, net of related costs	(10,740)	(7,771)
Allowance for loan losses	(49,408)	(41,611)

Loans held for investment, net	4,490,170	3,450,062
Loans held for sale	107,404	96,899

Total loans, net	$4,597,574	$3,546,961

      An analysis of the allowance for loan losses, which includes activity related to allowances on impaired loans calculated in accordance with SFAS No. 114 and activity related to other loan loss allowances determined in accordance with SFAS No. 5, is as follows:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Allowance for loan losses, beginning balance	$41,611	$35,449	$30,856
Provision charged against operations	10,212	11,850	11,037
Charge-offs	(9,032)	(8,265)	(7,092)
Recoveries	3,147	1,151	736
Allowance acquired through mergers and acquisitions	3,470	1,426	—
Adjustment for sale of subsidiary	—	—	(88)

Allowance for loan losses, ending balance	$49,408	$41,611	$35,449

      The following is a summary of loans considered to be impaired:

	December 31,

	2004	2003

	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$4,342	$8,838
Impaired loans with a SFAS No. 114 valuation reserve	20,944	7,970

Total recorded investment in impaired loans	$25,286	$16,808

Valuation allowance related to impaired loans	$5,848	$2,768

      The average recorded investment in impaired loans during 2004, 2003, and 2002 was $21.0 million, $19.9 million, and $22.1 million, respectively. Interest income on impaired loans of $170,000, $0, and $178,000 was recognized for cash payments received in 2004, 2003 and 2002, respectively. The increase in the

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
valuation allowance related to impaired loans is the result of an increase in the recorded investment in impaired loans from $16.8 million at December 31, 2003 to $25.3 million at December 31, 2004.
      The Company has loans, deposits, and other transactions with its principal shareholders, officers, directors and organizations with which such persons are associated which were made in the ordinary course of business. The aggregate amount of term loans to such related parties was $91.7 million and $59.2 million at December 31, 2004 and 2003, respectively. Following is an analysis of activity with respect to these amounts:

	December 31,

	2004	2003

	(Dollars in thousands)
Balance, beginning of year	$59,207	$46,562
New loans	49,182	37,199
Repayments	(16,697)	(24,554)

Balance, end of year	$91,692	$59,207

Revolving lines of credit to related parties	$84,052	$78,292
Amount outstanding under revolving lines of credit	35,756	43,209

5.	Premises and Equipment
      Premises and equipment consist of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Land	$39,056	$20,035
Premises and leasehold improvements	111,938	87,689
Furniture and equipment	112,847	91,842

	263,841	199,566
Less accumulated depreciation and amortization	(99,398)	(81,615)

	$164,443	$117,951

6.	Goodwill and Core Deposit Intangibles
      Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended December 31,

	2004		2003

		Core Deposit		Core Deposit
	Goodwill	Intangibles	Goodwill	Intangibles

	(Dollars in thousands)
Balance, beginning of year	$25,647	$6,185	$2,590	$—
Acquisition of Maxim	—	—	23,057	7,553
Acquisition of Reunion	29,755	6,379	—	—
Acquisition of Klein	94,248	19,629	—	—
Adjustment to acquisition of Maxim	196	—	—	—
Amortization	—	(4,947)	—	(1,368)

Balance, end of year	$149,846	$27,246	$25,647	$6,185

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the current period and estimated future amortization expense for core deposit intangibles:

Core Deposit
Intangibles

(Dollars in thousands)
Year ended December 31, 2004	$4,947
Estimate for year ended December 31,
2005	$7,980
2006	5,431
2007	4,141
2008	3,137
2009	2,212
Thereafter	4,345

7.	Other Assets
      Other assets consist of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Other real estate and foreclosed property	$8,887	$4,248
Deferred income taxes	—	2,561
Banker’s acceptances	429	2,422
Investment in unconsolidated investees	9,671	4,549
Cash value of Bank-owned life insurance	127,189	121,665
Factored receivables	35,126	31,958
Mortgage servicing rights, net	7,121	8,299
Other	20,659	17,861

	$209,082	$193,563

      Investments in unconsolidated investees represent equity investments in the Trusts and enterprises that primarily make investments in middle market businesses in the form of debt and equity capital. Unfunded commitments to unconsolidated investees were approximately $12.6 million at December 31, 2004. The Company has no other guarantees of investee activity.

8.	Mortgage Servicing Rights
      The Company originates residential and commercial mortgage loans both for its own portfolio and to sell to investors with servicing rights retained through its ownership of Amegy Mortgage. Amegy Mortgage also purchases mortgage servicing rights.
      Mortgage servicing assets are periodically evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and original loan term (primarily 15 and 30 years). Fair value is determined by using quoted market prices for mortgage servicing rights with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage-servicing rights relative to their book value. In the event that the fair value of these assets were to increase in

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the future, the Company can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. Any provision and subsequent recovery would be recorded as a component of other fee income in the consolidated statement of income.
      The following table summarizes the changes in capitalized mortgage servicing rights for the periods indicated:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Mortgage servicing rights:
Balance, beginning of period	$8,299	$10,628	$12,008
Originations	1,046	2,196	1,996
Purchases	—	281	804
Amortization	(2,224)	(4,806)	(4,180)

Balance, end of period	7,121	8,299	10,628

Valuation allowance:
Balance, beginning of period	—	2,371	—
Provision	—	234	2,700
Recovery	—	(2,605)	(329)

Balance, end of period	—	—	2,371

Mortgage servicing rights, net	$7,121	$8,299	$8,257

      The fair value of these servicing rights was approximately $10.1 million, $10.9 million, and $9.8 million at December 31, 2004, 2003, and 2002, respectively. The fair value of servicing rights was determined using discount rates ranging from 9.5% to 20.5% and prepayment speeds ranging from 194.3% to 1,527.5% of standard Public Securities Association prepayment speeds, depending upon the stratification of the specific mortgage servicing right. A decrease in mortgage interest rates of 25 basis points and 50 basis points would result in an estimated fair value of capitalized mortgage servicing rights of $9.6 million and $9.1 million, respectively, as of December 31, 2004.
      The portfolio of loans serviced for others totaled $849.9 million, $931.0 million, and $1.07 billion at December 31, 2004, 2003, and 2002, respectively. Capitalized mortgage servicing rights represent 84 basis points, 89 basis points, and 77 basis points of the portfolio serviced at December 31, 2004, 2003, and 2002, respectively.
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
      The provision for capitalized mortgage servicing rights in excess of fair value and subsequent recovery are included in other fee income in the consolidated statement of income for the years ended December 31, 2003 and 2002. No such provision was recognized in 2004.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Deposits
      At December 31, 2004, scheduled maturities of time deposits are summarized as follows:

December 31,
2004

(Dollars in thousands)
2004	$1,059,003
2005	185,799
2006	36,130
2007	22,330
2008	13,324
Thereafter	9

$1,316,595

      At December 31, 2004 and 2003, the aggregate amount of deposits from related parties was $115.8 million and $85.5 million, respectively.
      Brokered deposits were $121.3 million and $156.4 million at December 31, 2004 and 2003, respectively. The Bank’s brokered deposits are attributable to a major treasury management relationship whereby the Bank provides banking and treasury management services to mortgage companies throughout the United States. Under this relationship, a referring source, whose business is to lend money to mortgage companies, introduces its customers to the Bank. Deposits garnered as a result of those introductions are classified as brokered deposits for financial and regulatory reporting purposes.

10.	Subordinated Debentures

Junior Subordinated Deferrable Interest Debentures
      The Company has issued a total of $149.5 million of junior subordinated deferrable interest debentures to three wholly-owned statutory business trusts, Statutory Trust I (“Trust I”), Statutory Trust II (“Trust II”), and Statutory Trust III (“Trust III”). The trusts are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Company’s consolidated financial statements. See “Note 1 — Nature of Operations and Summary of Significant Accounting Policies” for additional information about the Company’s consolidation policy. Details of the Company’s transactions with these trusts are presented below.

			Trust	Junior		Interest
			Preferred	Subordinated		Rate at
	Issuance	Maturity	Securities	Debt Owned		December 31,	Redemption
Description	Date	Date	Outstanding	by Trust	Interest Rate	2004	Date

	(Dollars in thousands)
Statutory Trust I	10/7/2003	12/17/2033	$50,000	$51,547	3-month LIBOR plus 2.85%	5.35%	12/17/2008
Statutory Trust II	9/24/2004	10/7/2034	35,000	36,083	3-month LIBOR plus 1.90%	3.84%	10/7/2009
Statutory Trust III	12/13/2004	12/15/2034	60,000	61,856	3-month LIBOR plus 1.78%	4.24%	12/15/2009

			$145,000	$149,486

      The Debentures are the sole assets of the Trusts and are subordinate to all of the Company’s existing and future obligations for borrowed or purchased money, obligations under letters of credit and certain derivative contracts, and any guarantees by the Company of any of such obligations. The proceeds, net of issuance costs,

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from these offerings were used to fund the cash purchase price for Reunion and Klein and to augment the Company’s capital ratios to support its loan growth. See “Note 2 — Merger Related Activity” for further discussion of the mergers.
      The Company’s obligations under the Debentures, the related indentures, the trust agreements relating to the trust securities, and the guarantees constitute full and unconditional guarantees by the Company of the obligations of the Trusts under the trust preferred securities.
      The Debentures are subject to redemption at the option of the Company, subject to prior regulatory approval, in whole or in part on or after the dates indicated in the table above, or in full within 90 days after the occurrence of certain events that either would have a negative tax effect on the Trusts or the Company, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in the Trusts being treated as an investment company. Upon repayment of the Debentures at their stated maturity or following their earlier redemption, the Trusts will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities.

Senior Subordinated Debentures
      On September 22, 2004, the Company entered into a Subordinated Debenture Purchase Agreement. Under the terms of this agreement, the Company issued an aggregate principal amount of $75.0 million in floating rate subordinated debt. All amounts due and owed under the Subordinated Debenture are to be repaid in full on September 22, 2014. The Subordinated Debenture bears interest at LIBOR plus 125 basis points. The interest rate on the Subordinated Debenture was 3.17% at December 31, 2004. This agreement includes a financial covenant that the Company shall maintain such capital as may be necessary to cause the Company to be classified as “adequately capitalized” and the Bank shall maintain such capital as may be necessary to cause it to be classified as “well capitalized” as of the end of each calendar quarter. Upon declaration of or a continuing event of default, the Company will be restricted from declaring or paying or causing or permitting any subsidiary to pay a cash dividend or other distribution to parties that are ranked junior to the holders of the subordinated debt. The Company has agreed to certain restrictions on its ability to incur additional indebtedness that is senior to the Subordinated Debenture. If the subordinated debt ceases to qualify as Tier 2 capital under the applicable rules and regulations promulgated by the Board of Governor of the Federal Reserve System, the Company and the lender may restructure the debt as a senior unsecured obligation of the Company or the Company may repay the debt. The Company used the proceeds of the debenture to fund the cash purchase price for Klein and to augment the Company’s capital ratios to support its loan growth. See “Note 2 — Merger Related Activity” for further discussion of the merger.

11.	Securities Sold Under Repurchase Agreements and Other Borrowings
      Securities sold under repurchase agreements and short-term borrowings generally represent borrowings with maturities ranging from one to thirty days. Short-term borrowings consist of federal funds purchased, overnight borrowings with the Federal Home Loan Bank of Dallas (“the FHLB”), and U.S. Treasury demand notes. U.S. Treasury demand notes represent borrowings from the U.S. Treasury that are secured by qualifying securities and commercial loans and are placed at the discretion of the U.S. Treasury. The Company’s long-term borrowings generally consist of borrowings with the Federal Home Loan Bank

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(“FHLB”) with original maturities in excess of one year. Information relating to these borrowings is summarized as follows:

	December 31,

	2004	2003

	(Dollars in thousands)
Securities sold under repurchase agreements:
Average	$357,692	$261,320
Period-end	273,344	285,571
Maximum month-end balance during period	518,719	303,764
Interest rate:
Weighted average for the period	0.96%	0.88%
Weighted average at period-end	1.29%	0.72%
Short-term borrowings:
Average	$543,159	$276,193
Period-end	759,624	473,154
Maximum month-end balance during period	929,074	473,154
Interest rate:
Weighted average for the period	1.40%	1.11%
Weighted average at period-end	2.19%	0.98%
Long-term borrowings:
Average	$109,983	$172,744
Period-end	10,410	206,658
Maximum month-end balance during period	210,788	306,824
Interest rate:
Weighted average for the period	1.61%	1.68%
Weighted average at period-end	6.01%	1.30%
      Securities sold under repurchase agreements generally include U.S. Government and agency securities and are maintained in safekeeping by correspondent banks. The Company enters into these repurchase agreements as a service to its customers.
      Subject to certain limitations, the Bank may borrow funds from the FHLB in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition. Borrowings from the FHLB by the Bank were approximately $557.4 million and $203.3 million at December 31, 2004 and 2003, respectively, and are included as a component of other borrowings in the accompanying consolidated balance sheet. The Bank has pledged $601.7 million of its securities portfolio and $893.6 million of its loan portfolio as collateral for its borrowings from the FHLB at December 31, 2004. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. Currently, the minimum is 0.15% of total assets or $1,000, whichever is greater (not to exceed $25 million), plus 4.25% of outstanding advance balances plus 4.25% of the outstanding principal balance of Mortgage Partnership Finance Program loans retained in the Bank’s balance sheet. Unused borrowing capacity at December 31, 2004 was approximately $897.4 million.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the contractual maturities of long-term borrowings are as follows:

Year Ending
December 31,

(Dollars in
thousands)
2005	$2,487
2006	526
2007	568
2008	1,024
2009	652
Thereafter	5,153

$10,410

12.	Income Taxes
      The income tax provision (benefit) for the years ended December 31, 2004, 2003 and 2002 is composed of the following:

	2004	2003	2002

	(Dollars in thousands)
Current	$29,036	$28,047	$24,235
Deferred	(1,345)	(640)	2,758

Total	$27,691	$27,407	$26,993

      The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects are as follows:

	December 31, 2004		December 31, 2003

	Temporary	Tax	Temporary	Tax
	Differences	Effect	Differences	Effect

	(Dollars in thousands)
Future deductible differences:
Allowance for loan losses	$34,330	$12,015	$31,264	$10,942
Mortgage servicing rights	2,485	870	3,558	1,245
Unrealized loss on securities available for sale	3,461	1,211	—	—
Unfunded pension liability	1,494	523	1,420	497
Other	3,457	1,210	961	336

Deferred income tax asset	$45,227	15,829	$37,203	13,020

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004		December 31, 2003

	Temporary	Tax	Temporary	Tax
	Differences	Effect	Differences	Effect

	(Dollars in thousands)
Future taxable differences:
Unrealized gain on securities available for sale	$—	$—	$4,741	$1,763
Market discount on securities	1,946	681	1,626	569
Federal Home Loan Bank stock dividends	2,793	978	2,304	806
Bank premises	17,461	6,111	8,792	3,077
Core deposit intangibles and loan premiums	37,298	13,054	12,126	4,244

Deferred income tax liability	$59,498	20,824	$29,589	10,459

Net deferred tax asset (liability)		$(4,995)		$2,561

      The reconciliation between the Company’s effective income tax rate and the statutory federal income tax rate is as follows:

	Year Ended December 31,

	2004	2003	2002

Statutory federal income tax rate	35.00%	35.00%	35.00%
Tax-exempt income from Bank-owned life insurance	(2.55)	(2.38)	(1.90)
Tax-exempt interest income	(3.66)	(2.59)	(1.95)
Other	0.29	1.07	0.16

Effective income tax rate	29.08%	31.10%	31.31%

13.	Comprehensive Income
      The components of comprehensive income are reported in the accompanying consolidated statement of changes in shareholders’ equity.
      The components of accumulated other comprehensive income, net of tax, are as follows:

	December 31,

	2004	2003

	(Dollars in thousands)
Net unrealized gain (loss) on securities available for sale	$(2,250)	$2,973
Minimum pension liability	(971)	(923)

Total accumulated other comprehensive income (loss)	$(3,221)	$2,050

14.	Employee Benefits

Stock-Based Compensation Plan
      The Company sponsors, and currently grants awards under, the Southwest Bancorporation of Texas, Inc. 2004 Omnibus Incentive Plan (the “Omnibus Plan”), which is a stock-based compensation plan as described below. The Company has also sponsored similar stock-based compensation plans in prior years.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
      Under the Omnibus Plan, the Company is authorized to issue up to 4,500,000 shares of common stock pursuant to “Awards” granted in the form of incentive stock options which qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), nonqualified stock options which do not qualify under Section 422 of the Code, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, covered employee annual incentive awards, and other stock-based awards. Awards may be granted to selected employees and directors of the Company or any subsidiary. The Omnibus Plan provides that the exercise price of any qualified incentive stock option may not be less than the fair market value of the common stock on the date of grant, and that the exercise price of any nonqualified stock option may be equal to, greater than or less than the fair market value of the common stock on the date of grant.
      The Company granted 861,051, 1,237,200 and 1,276,000 stock options in 2004, 2003 and 2002, respectively. These stock options were granted with an exercise price as determined in each individual grant agreement. The majority of the options granted in 2004 vest over a four year period commencing on the date of the grant (i.e., 25% vest on each anniversary of the date of grant) The majority of the options granted in prior years vest over a five year period commencing on the date of grant (i.e., 60% vest on the third anniversary of the date of grant and 20% vest on each of the next two anniversaries of the date of grant) with the remaining options vesting over a period not to exceed five years.
      In accordance with APB 25, compensation expense is recognized for discounted stock options granted and for performance-based stock options granted (but not for the stock options having exercise prices equal to the fair market value on the date of grant). The Company has recognized $0 of compensation expense in connection with these grants in 2004 and 2003 and $19,000 of compensation expense in connection with these grants in 2002.
      A summary of the status of the Company’s stock options as of December 31, 2004, 2003, and 2002 and the change during the years is as follows:

	2004		2003		2002

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at beginning of the year	5,588,106	$11.36	5,146,192	$10.00	5,471,866	$7.36
Granted at-the-money	861,051	20.78	1,237,200	15.52	1,276,000	15.60
Exercised	(837,684)	8.07	(638,376)	7.34	(1,539,406)	5.16
Forfeited	(235,772)	15.17	(156,910)	16.15	(62,268)	11.18

Outstanding at end of year	5,375,701	$13.18	5,588,106	$11.36	5,146,192	$10.00

Exercisable at end of year	2,455,914	$9.02	2,555,350	$7.53	2,400,210	$6.21

      The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes stock option valuation model with the following weighted-average assumptions for grants in 2004, 2003 and 2002: dividend yield of 0.58%, 0.65%, and 0.00%, respectively; risk-free interest rates of 3.69%, 2.45% and 4.33%, respectively; the expected lives of options of 5 years; and a volatility of 30.84%, 32.64% and 29.76%, respectively. The weighted average fair value of options granted during the year is as follows:

	2004	2003	2002

Weighted-average fair value of options granted at-the-money	$6.61	$4.76	$5.34
Weighted-average fair value of all options granted during the year	$6.61	$4.76	$5.34

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.10 to $2.50	341,000	*	$1.62	341,000	$1.62
$2.51 to $5.58	397,634	2.1	4.33	397,634	4.33
$5.59 to $7.63	170,700	3.9	6.35	170,700	6.35
$7.64 to $10.10	964,306	4.5	9.02	806,888	8.92
$10.11 to $18.32	2,441,710	7.6	15.15	613,672	14.78
$18.33 to $20.96	388,400	7.9	19.55	126,020	20.01
$20.97 to $24.00	671,951	9.5	21.17	—	—

$0.10 to $24.00	5,375,701	*	$13.18	2,455,914	$9.02

*	All options with an exercise price between $0.10 to $2.50 are exercisable while the employee remains an employee at the Company.

Restricted Stock
      The Company granted Awards covering 147,390, 107,000, and 236,000 shares of common stock at a weighted-average fair value of $20.92, $15.26, and $16.15 in 2004, 2003, and 2002, respectively. The majority of the shares covered by the Awards granted in 2004 vest over a four year period commencing on the date of the grant. The shares covered by these Awards granted in prior years generally vest over a five year period commencing on the date of grant; provided, however, that 100% of the shares may vest earlier if certain performance standards have been met by the Company.
      In accordance with APB 25, compensation expense is recognized for performance-based restricted stock awards granted under the Omnibus Plan and its predecessor plan. The Company has recognized $1.8 million, $1.5 million, and $834,000 of compensation expense in connection with the above Awards in 2004, 2003, and 2002, respectively.
      A summary of the status of the Company’s restricted stock awards as of December 31, 2004, 2003, and 2002 and the change during the years is as follows:

	2004	2003	2002

	Number	Number	Number
	of Shares	of Shares	of Shares

Outstanding at beginning of the year	293,810	324,528	94,670
Awards granted	147,390	107,000	236,000
Awards vested	(103,310)	(128,690)	—
Awards cancelled	(5,700)	(9,028)	(6,142)

Outstanding at end of year	332,190	293,810	324,528

Shares available for award at end of year	1,351,610	177,500	275,472

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Employee Directors Deferred Fee Plan
      On November 28, 2001, the Directors of the Company approved and adopted a Non-Employee Directors Deferred Fee Plan. This plan, as amended and restated, was approved by the Company’s shareholders at the May 5, 2004 annual meeting. Pursuant to this plan, each Director of the Company and each Director of the Bank may elect to defer receipt of all or one-half of his compensation for serving as a director, committee member or committee chairman for a period of time selected by the Director that terminates no later than the date he ceases to be a Board member. The deferred amounts credited to his account during each calendar quarter are deemed to be invested in a number of shares of the Company’s common stock determined by dividing the amount of the Director’s compensation deferred for that quarter by the closing sale price of the common stock reported by NASDAQ on the last trading day of the quarter and multiplying that result by 1.25 (rounding up to the nearest whole share). Payment from the Director’s account will commence as soon as reasonably practicable after the earlier of the director’s termination as a member of the Company’s or Bank’s Board of Directors or the date specified by the director when he elects to make the deferral. The payment from each account will be either lump sum or up to five installments of the Company’s common stock. A total of 125,000 shares of Company common stock have been reserved for issuance under the Non-Employee Directors Deferred Fee Plan. The Company has credited 102,301 phantom stock units to Director accounts under this plan.

Benefit Plans
      The Company has adopted a contributory profit sharing plan pursuant to Internal Revenue Code Section 401(k) covering substantially all employees (“the 401(k) Plan”). Each year the Company determines, at its discretion, the amount of matching contributions. The Company presently matches 100% of the employee contributions not to exceed 5% of the employee’s annual compensation. Total plan expense charged to the Company’s operations for the years ended December 31, 2004, 2003, and 2002 was $3.2 million, $3.0 million, and $2.5 million, respectively.
      The 401(k) Plan provides that the Company may contribute shares of common stock of the Company (valued at the fair market value on the date of contribution) instead of cash. No shares were issued to the 401(k) Plan in 2004, 2003, and 2002.

15.	Earnings Per Common Share
      Earnings per common share is computed as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands,
	except per share amounts)
Net income	$68,543	$60,729	$59,206
Divided by average common shares and common share equivalents:
Average common shares outstanding	69,104	68,088	66,952
Average common shares issuable under the stock option plan	1,771	1,628	1,940

Total average common shares and common share equivalents	70,875	69,716	68,892

Basic earnings per common share	$0.99	$0.89	$0.88

Diluted earnings per common share	$0.97	$0.87	$0.86

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock options outstanding of 340,557, 288,330, and 297,468 for the years ended December 2004, 2003, and 2002, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.

16.	Commitments and Contingencies

Litigation
      The Company is involved in various litigation that arises in the normal course of business. In the opinion of management, after consultation with its legal counsel, such litigation is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Leases
      The Company leases certain office facilities and office equipment under operating leases. Rent expense for the years ended December 31, 2004, 2003 and 2002 was $6.1 million, $5.0 million, and $5.4 million, respectively. Future minimum lease payments due under noncancelable operating leases at December 31, 2004 are as follows:

Year Ending
December 31,

(Dollars in thousands)
2005	$4,983
2006	4,506
2007	3,797
2008	5,371
2009	5,073
Thereafter	33,004

$56,734

      The Company leases a portion of the available space in owned buildings that is not utilized. Lease rental income for years ended December 31, 2004, 2003, and 2002 was $2.3 million, $1.9 million, and $1.5 million, respectively. Lease rental income and rent expense are included in other operating income and other operating expenses, respectively, on the consolidated statement of income.
      At December 31, 2004, future minimum lease payments to be received from long-term leases are as follows:

Year Ending
December 31,

(Dollars in thousands)
2005	$946
2006	760
2007	397
2008	33
2009	2
Thereafter	—

$2,138

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Regulatory Capital Compliance
      The Company and the Bank are subject to regulatory risk-based capital requirements that assign risk factors to all assets, including off-balance sheet items such as loan commitments and standby letters of credit. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. “Tier 1 capital” includes, generally, common shareholders’ equity and qualifying noncumulative perpetual preferred stock together with related surplus, qualifying cumulative perpetual preferred stock, trust preferred securities, and minority interest in equity accounts of consolidated subsidiaries less deductions for goodwill, intangible assets, and certain other items. Some components of Tier 1 capital are restricted in the amounts which may be included. “Tier 2 capital” may consist of limited amounts of subordinated debt, certain hybrid capital instruments and other debt securities, certain preferred stock not qualifying as Tier 1 capital, and the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”
      In conjunction with risk-based capital guidelines, the regulators have also adopted guidelines that supplement the risk-based capital guidelines with a minimum leverage ratio of Tier 1 capital to average total consolidated assets (“Tier 1 leverage ratio”) of 3.0% for institutions with well diversified risk, including no undue interest rate exposure, excellent control systems, high liquidity, good earnings, well managed on- and off-balance sheet activities that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a Tier 1 leverage ratio of at least 4.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels.
      As of December 31, 2004, the most recent notification from the regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the category.
      The following table compares the Company’s and the Bank’s reported leverage and risk-weighted capital ratios as of December 31, 2004 and 2003 to the minimum regulatory standards:

						Minimum to Be Well
						Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirement			Action Provisions

	Amount	Ratio	Amount	Ratio		Amount	Ratio

	(Dollars in thousands)
As of December 31, 2004
Total Capital (to Risk Weighted Assets):
The Company	$683,804	11.02%	$496,231	8.00%		$620,289	10.00%
The Bank	676,090	10.91	495,559	8.00		619,449	10.00
Tier 1 Capital (to Risk Weighted Assets):
The Company	559,396	9.02	248,115	4.00		372,173	6.00
The Bank	626,074	10.11	247,780	4.00		371,670	6.00
Tier 1 Capital (to Adjusted Average Assets):
The Company	559,396	7.81	286,337	4.00	(1)	357,921	5.00
The Bank	626,074	8.77	285,522	4.00	(1)	356,903	5.00

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

						Minimum to Be Well
						Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirement			Action Provisions

	Amount	Ratio	Amount	Ratio		Amount	Ratio

	(Dollars in thousands)
As of December 31, 2003
Total Capital (to Risk Weighted Assets):
The Company	$558,858	11.90%	$375,630	8.00%		$469,537	10.00%
The Bank	504,960	10.77	375,132	8.00		468,915	10.00
Tier 1 Capital (to Risk Weighted Assets):
The Company	515,850	10.99	187,815	4.00		281,722	6.00
The Bank	461,438	9.84	187,566	4.00		281,349	6.00
Tier 1 Capital (to Adjusted Average Assets):
The Company	515,850	9.15	225,448	4.00	(1)	281,810	5.00
The Bank	461,438	8.20	225,223	4.00	(1)	281,529	5.00

(1)	The Tier 1 leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill, core deposits intangibles, and certain other items. The minimum leverage ratio guideline is 3% for institutions with well diversified risk, including no undue interest rate exposure, excellent control systems, high liquidity, good earnings, well managed on- and off-balance sheet activities that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth.
      The Bank is subject to regulations and, among other things, may be limited in its ability to pay dividends or otherwise transfer funds to the holding company. During 2004 and 2003, the Bank and non-bank subsidiaries declared and paid dividends to the holding company of $64.4 million and $51.0 million, respectively. As of December 31, 2004, approximately $66.7 million was available for payment of dividends by the Bank to the Company under these restrictions without regulatory approval.
      In addition, dividends paid by the Bank to the holding company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.
      The trust preferred securities issued by the Trusts are included in the Tier 1 capital of the Company for regulatory capital purposes. The Federal Reserve Board may in the future disallow inclusion of trust preferred securities as Tier 1 capital due to the requirements of FIN No. 46. On February 28, 2005, the Federal Reserve Board issued final rules that provide that trust preferred securities may continue to be included in Tier 1 capital subject to quantitative limitations and to deductions for goodwill less any associated deferred tax liability. As of December 31, 2004, if the Company were not permitted to include the $145.0 million in trust preferred securities in its Tier 1 capital, the Company would still meet the regulatory minimums required to be adequately capitalized.
      Included in the Tier 2 capital of the Company for regulatory capital purposes is $75.0 million in senior subordinated debentures issued on September 22, 2004. If the subordinated debt ceases to qualify as Tier 2 capital under the applicable rules and regulations promulgated by the Board of Governor of the Federal Reserve System, the Company and the lender may restructure the debt as a senior unsecured obligation of the Company or the Company may repay the debt.

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
      Summarized financial information by operating segment for the years ended December 31, 2004, 2003 and 2002 follows:

	Year Ended December 31,

	2004				2003

	Bank	Mortgage	Eliminations	Consolidated	Bank	Mortgage	Eliminations	Consolidated

	(Dollars in thousands)
Interest income	$273,942	$15,544	$(6,257)	$283,229	$226,222	$15,571	$(5,549)	$236,244
Interest expense	56,677	6,257	(6,257)	56,677	45,725	5,549	(5,549)	45,725

Net interest income	217,265	9,287	—	226,552	180,497	10,022	—	190,519
Provision for loan losses	6,090	4,122	—	10,212	11,036	814	—	11,850
Noninterest income	91,938	4,567	—	96,505	76,955	6,254	—	83,209
Noninterest expense	209,432	7,179	—	216,611	165,829	7,913	—	173,742

Income before income taxes	$93,681	$2,553	$—	$96,234	$80,587	$7,549	$—	$88,136

Total assets	$7,474,551	$387,878	$(356,826)	$7,505,603	$5,917,762	$287,725	$(258,354)	$5,947,133

	Year Ended December 31, 2002

	Bank	Mortgage	Eliminations	Consolidated

	(Dollars in thousands)
Interest income	$225,974	$15,821	$(6,201)	$235,594
Interest expense	59,779	6,201	(6,201)	59,779

Net interest income	166,195	9,620	—	175,815
Provision for loan losses	10,746	291	—	11,037
Noninterest income	66,209	927	—	67,136
Noninterest expense	139,375	6,340	—	145,715

Income before income taxes	$82,283	$3,916	$—	$86,199

Total assets	$5,148,137	$289,021	$(263,954)	$5,173,204

      Intersegment interest was paid to the Bank by the mortgage company in the amount of $6.3 million, $5.5 million, and $6.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. Advances from the Bank to the mortgage company of $356.8 million, $258.4 million, and $264.0 million were eliminated in consolidation at December 31, 2004, 2003, and 2002, respectively.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
      In the normal course of business, the Company becomes a party to various financial transactions which, in accordance with generally accepted accounting principles, are not included in its consolidated balance sheet. These transactions involve various risks, including market and credit risk. Since these transactions generally are not funded, they do not necessarily represent future liquidity requirements. The Company offers these financial instruments to enable its customers to meet their financing objectives and to manage their interest rate risk. Supplying these instruments provides the Company with an ongoing source of fee income. These financial instruments include loan commitments, letters of credit, commitments to sell mortgage loans to permanent investors and financial guarantees on GNMA mortgage-backed securities administered. The Company has commitments to make additional equity investments in enterprises that primarily make investments in middle market businesses in the form of debt and equity capital. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the financial statements.
      The amount of the Company’s financial instruments with off-balance sheet risk as of December 31, 2004 and 2003 is presented below:

	December 31,

	2004	2003
	Contract	Contract
	Amount	Amount

	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$2,720,246	$2,135,973
Standby letters of credit	352,555	227,041
Commercial letters of credit	19,496	9,528
Unfunded commitments to unconsolidated investees	12,621	3,753
Commitments to sell mortgage loans	12,609	10,577
Guarantees on GNMA securities administered	82,073	86,045
      The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan commitments and letters of credit is limited to the contractual amount of those instruments. The Company uses the same credit policies in evaluating loan commitments and letters of credit as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments by the Company to guarantee the performance of a customer to a third party. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment, and real property. As of December 31, 2004 and December 31, 2003, $402,000 and $248,000, respectively, has been recorded as a liability for the fair value of the Company’s potential obligations under these agreements.
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

20.	Fair Values of Financial Instruments
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

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Derivatives. Fair value is defined as the amount that the Company would receive or pay to terminate the contracts at the reporting date. Market or dealer quotes are used to value the instruments.
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
      Borrowings: The fair value of federal funds purchased, securities sold under repurchase agreements, senior subordinated debentures, junior subordinated deferrable interest debentures, and other borrowings are estimated using discounted cash flow analysis using interest rates currently offered for borrowings with similar maturities.
      The following table summarizes the carrying values and estimated fair values of financial instruments (all of which are held for purposes other than trading):

	December 31, 2004		December 31, 2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Dollars in thousands)
ASSETS
Cash and due from banks	$327,558	$327,558	$390,890	$390,890
Federal funds sold and other cash equivalents	14,417	14,417	94,908	94,908
Securities	1,985,237	1,985,773	1,549,398	1,549,398
Loans held for sale	107,404	107,512	96,899	96,899
Loans held for investment	4,539,578	4,526,456	3,491,673	3,469,022
Allowance for loan losses	(49,408)	(49,408)	(41,611)	(41,611)
Accrued interest receivable	30,200	30,200	21,630	21,630

LIABILITIES
Deposits	$5,620,043	$5,064,643	$4,403,239	$4,092,790
Securities sold under repurchase agreements	273,344	273,344	285,571	285,460
Borrowings	994,520	996,175	731,359	732,099
Accrued interest payable	2,902	2,902	1,822	1,822
      The fair value of the Company’s derivatives and off-balance sheet financial instruments was immaterial at December 31, 2004 and 2003.

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Supplemental Cash Flow Information
      Supplemental cash flow information for the years ended December 31, 2004, 2003, and 2002 is as follows:

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash paid for interest	$55,597	$45,557	$60,687
Cash paid for income taxes	27,884	30,850	13,050
Non-cash investing and financing activities:
Loans transferred to foreclosed real estate	10,489	4,393	1,115
Issuance of common stock for the Klein acquisition	15,802	—	—
      On July 1, 2003, the Company purchased all of the capital stock of Maxim for $63.0 million. On January 31, 2004, the Company purchased all of the capital stock of Reunion for $50.0 million. On October 1, 2004, the Company purchased all of the capital stock of Klein for $165.0 million. In conjunction with these acquisitions, liabilities were assumed as follows:

	Maxim	Reunion	Klein
	July 1, 2003	January 31, 2004	October 1, 2004

	(Dollars in thousands)
Fair value of assets acquired	$348,788	$261,523	$713,074
Cash paid for the capital stock	(63,040)	(50,000)	(165,000)

Liabilities assumed	$285,748	$211,523	$548,074

22.	Parent Company Only Condensed Financial Statements
      The balance sheet, statement of income and statement of cash flows for the parent company are as follows:
BALANCE SHEET

	December 31,

	2004	2003

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$943	$48,720
Securities — available for sale	—	2,257
Investment in subsidiary	801,643	498,784
Other assets	2,962	2,053

Total assets	$805,548	$551,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior subordinated debenture	$75,000	$—
Junior subordinated deferrable interest debentures	149,486	51,547
Accrued interest payable	645	493
Other liabilities	3	453
Shareholders’ equity	580,414	499,321

Total liabilities and shareholders’ equity	$805,548	$551,814

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
STATEMENT OF INCOME

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Interest income on securities	$86	$100	$118
Interest expense on borrowings	3,561	516	106

Net interest expense	(3,475)	(416)	12

Other income:
Dividends received from subsidiary	64,400	51,000	10,980
Other operating income	9	—	—
Gain on sale of securities	6	—	334

Total other income	64,415	51,000	11,314

Operating expenses	2,133	1,661	953
Equity in undistributed income of subsidiary	7,742	11,067	48,643

Income before income taxes	66,549	59,990	59,016
Income tax benefit	(1,994)	(739)	(190)

Net income	$68,543	$60,729	$59,206

SOUTHWEST BANCORPORATION OF TEXAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$68,543	$60,729	$59,206
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(7,742)	(11,067)	(48,643)
Gain on sale of securities	(6)	—	—
Amortization	1,766	1,498	853
Increase in other assets	(774)	(189)	(186)
Increase (decrease) in accrued interest payable and other liabilities	(298)	946	—

Net cash provided by operating activities	61,489	51,917	11,230

Cash flow from investing activities:
Purchase of securities available for sale	(3)	(2,128)	(7,968)
Sales of securities available for sale	2,258	12,025	—
Contributions to subsidiaries	(191,066)	(145,413)	(845)
Purchase of Maxim, net of cash acquired of $142,658	—	79,618	—
Purchase of Reunion, net of cash acquired of $30,596	(19,404)	—	—
Purchase of Klein, net of cash acquired of $78,060	(71,138)	—	—

Net cash used in investing activities	(279,353)	(55,898)	(8,813)

Cash flows from financing activities:
Proceeds from borrowings	172,939	51,547	—
Payments on borrowings	—	—	(10,000)
Payments of dividends on common stock	(8,301)	(3,418)	—
Net proceeds from issuance of common stock	6,757	4,715	7,842
Purchase of treasury stock	(1,308)	(416)	—

Net cash provided by (used in) financing activities	170,087	52,428	(2,158)

Net increase (decrease) in cash and cash equivalents	(47,777)	48,447	259
Cash and cash equivalents at beginning of period	48,720	273	14

Cash and cash equivalents at end of period	$943	$48,720	$273

EXHIBIT INDEX
(b) *Exhibits(1)

3.1	—	Articles of Incorporation of the Company, restated as of May 1, 2001 (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-60190)
3.2	—	Bylaws of the Company (Restated as of December 31, 1996)
4.1	—	Specimen Common Stock certificate
4.2	—	Indenture, dated as of September 24, 2004, between the Company, as Issuer, and Wells Fargo Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 28, 2004)
†10.1	—	1989 Stock Option Plan, amended and restated as of May 29, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)
†10.2	—	1993 Stock Option Plan, amended and restated as of May 29, 1998 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)
†10.3	—	Form of Stock Option Agreement under 1989 Stock Option Plan and 1993 Stock Option Plan
†10.4	—	1996 Stock Option Plan, as amended January 24, 2000 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
†10.5	—	Form of Incentive Stock Option Agreement under 1996 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
†10.6	—	Form of Non-qualified Stock Option Agreement under 1996 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
†10.7	—	Form of Stock Option Agreement for Directors under 1996 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 Registration Statement No. 333-16509)
†10.8	—	Form of Change in Control Agreement between the Company and each of Joseph H. Argue III, David C. Farries, and Steve D. Stephens (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)
†10.9	—	Form of Change in Control Agreement between the Company and Dale Andreas, Kenneth Olan, and Walter L. Ward, Jr. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
†10.10	—	Employment Agreement, amended and restated as of October 19, 2004, between the Company and Walter E. Johnson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2004)
†10.11	—	Restricted Stock Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 16, 2001 for its 2001 Annual Meeting of Shareholders)
†10.12	—	Form of Restricted Stock Agreement under the Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 Registration Statement No. 333-60190)
†10.13	—	Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement No. 333-74452)
†10.14	—	Form of Deferral Election Form under Non-Employee Directors Deferred Fee Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement No. 333-74452)
10.15	—	Purchase and Sale Agreement between TCP Renaissance Partners, L.P. and Southwest Bank of Texas, N.A., dated May 24, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002)
10.16	—	Subordinated Debenture Purchase Agreement, dated as of September 22, 2004, between the Company and Wisconsin Capital Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 28, 2004)

10.17	—	Southwest Bancorporation of Texas, Inc. Amended and Restated Non-Employee Directors Deferred Fee Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed March 25, 2004)
10.18	—	Southwest Bancorporation of Texas, Inc. 2004 Omnibus Incentive Plan, dated May 5, 2004 (incorporated by reference to Appendix B to the Company’s Proxy Statement, filed with the Commission on March 25, 2004)
†10.19		1996 Stock Option Plan, Amended and Restated as of June 4, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002)
†10.20	—	Change in Control Agreement between the Company and Paul B. Murphy, Jr., Amended and Restated as of June 4, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002)
†10.21	—	Form of Change in Control Agreement [Three Year] between the Company and Scott J. McLean, Terry Kelly, and Randall E. Meyer (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
†10.22	—	Form of Change in Control Agreement [Two Year] between the Company and Paul A. Port (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
†10.23	—	First Amendment to Change In Control Agreement [Two Year], dated as of June 4, 2002 between the Company and David C. Farries, Joseph H. Argue III, Steve D. Stephens, and Walter L. Ward, Jr. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
†10.24	—	Form of Change in Control Agreement between the Company and John Drew and Marylyn Manis-Hassanein (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.25	—	Form of Indemnification Agreements between the Company and Willie J. Alexander, Carin M. Barth, John B. Brock III, Timothy R. Brown, Kirbyjon H. Caldwell, Ernest H. Cockrell, J. David Heaney, Paul W. Hobby, John W. Johnson, Walter E. Johnson, Barry M. Lewis, Fred R. Lummis, Scott J. McLean, James G. Moses, Paul B. Murphy, Jr., Andres Palandjoglou, Wilhelmina E. Robertson, Thomas F. Soriero, Sr., Stanley D. Stearns, Manuel Urquidi, Mark A. Wallace, Dale A. Andreas, Joseph H. Argue III, E. Reginald Brewer, Frank D. Cox, John O. Drew, Michael R. Duckworth, David C. Farries, Joseph Goyne, Debra J. Innes, Terry Kelley, Conrad W. Magouirk, Marylyn Manis-Hassanein, George Marshall, Randall E. Meyer, Kenneth W. Olan, P. Allan Port, Steve D. Stephens, Barbara S. Vilutis and W. Lane Ward (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2005)
†10.26	—	Form of Change of Control Agreement [One Year] between the Company and Laurence L. Lehman III (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
**21.1	—	List of subsidiaries of the Company
**23.1	—	Consent of PricewaterhouseCoopers LLP
**31.1	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	—	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	All Exhibits except for those filed herewith and as otherwise indicated are incorporated herein by reference to the Exhibits bearing the same Exhibit numbers in the Company’s Form S-1 Registration Statement No. 333-16509.

**	Filed herewith.

†	Management contract or compensatory plan or arrangement.

(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreement to the Commission upon request.