Form 10-Q
period 2005-03-31
AMEGY BANCORPORATION, INC.
filed 2005-05-06
CIK 1027258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-22007

Amegy Bancorporation, Inc.
(Exact name of Registrant as Specified in its Charter)

Texas	76-0519693
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
      There were 70,165,782 shares of the Registrant’s Common Stock outstanding as of the close of business on May 4, 2005.

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Amegy Bancorporation, Inc.:
      We have reviewed the accompanying condensed consolidated balance sheet of Amegy Bancorporation, Inc. and Subsidiaries (“the Company”) as of March 31, 2005, and the related condensed consolidated statement of income for the three-month periods ended March 31, 2005 and 2004, the condensed consolidated statement of changes in shareholders’ equity for the three-month period ended March 31, 2005, and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
      We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, of changes in shareholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated March 10, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
May 6, 2005

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

	March 31,	December 31,
	2005	2004

	(Dollars in thousands,
	except per share amounts)
ASSETS
Cash and due from banks	$274,842	$327,558
Federal funds sold and other cash equivalents	63,367	14,417

Total cash and cash equivalents	338,209	341,975
Securities available for sale (including $372,738 and $319,599 pledged to creditors)	1,864,518	1,927,204
Securities held to maturity (fair value of $54,517 and $58,569)	54,747	58,033
Loans held for sale	110,239	107,404
Loans held for investment, net of allowance for loan losses of $49,291 and $49,408	4,556,522	4,490,170
Premises and equipment, net	170,065	164,443
Accrued interest receivable	31,644	30,200
Goodwill	150,042	149,846
Core deposit intangibles	24,998	27,246
Other assets	258,524	209,082

Total assets	$7,559,508	$7,505,603

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — noninterest-bearing	$1,751,106	$1,871,228
Demand — interest-bearing	114,570	135,003
Money market accounts	2,015,310	2,091,624
Savings	211,876	205,593
Time, $100 and over	1,353,606	944,283
Other time	359,239	372,312

Total deposits	5,805,707	5,620,043
Federal funds purchased and securities sold under repurchase agreements	453,682	482,968
Other borrowings	460,292	560,410
Senior subordinated debenture	75,000	75,000
Junior subordinated deferrable interest debentures	149,486	149,486
Accrued interest payable	3,222	2,902
Other liabilities	34,931	34,380

Total liabilities	6,982,320	6,925,189

Commitments and contingencies
Shareholders’ equity:
Preferred stock — $0.01 par value, 1,000,000 shares authorized; 0 issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock — $1 par value, 150,000,000 shares authorized; 70,259,977 issued and 70,153,870 outstanding at March 31, 2005; 70,198,456 issued and 70,095,949 outstanding at December 31, 2004	70,260	70,198
Additional paid-in capital	92,997	92,330
Retained earnings	443,152	428,311
Deferred compensation	(5,131)	(5,469)
Accumulated other comprehensive loss	(22,351)	(3,221)
Treasury stock, at cost — 106,107 shares and 102,507 shares, respectively	(1,739)	(1,735)

Total shareholders’ equity	577,188	580,414

Total liabilities and shareholders’ equity	$7,559,508	$7,505,603

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands,
	except per share
	amounts)
Interest income:
Loans	$67,200	$48,862
Securities:
Taxable	17,196	12,815
Tax-exempt	2,634	1,734
Federal funds sold and other	284	189

Total interest income	87,314	63,600

Interest expense:
Deposits	15,494	8,070
Interest on subordinated debentures	2,516	545
Interest on other borrowings	7,104	2,387

Total interest expense	25,114	11,002

Net interest income	62,200	52,598
Provision for loan losses	3,100	1,909

Net interest income after provision for loan losses	59,100	50,689

Noninterest income:
Service charges on deposit accounts	11,347	11,040
Investment services	3,605	2,970
Other fee income	7,335	4,803
Bank-owned life insurance income	1,637	1,491
Other operating income	4,151	1,323
Gain on sale of loans, net	694	235
Gain on sale of securities, net	2	26

Total noninterest income	28,771	21,888

Noninterest expenses:
Salaries and employee benefits	34,729	27,981
Occupancy expense	10,605	8,258
Marketing and advertising	1,927	1,049
Professional services	3,319	2,320
Core deposit intangible amortization expense	2,248	903
Other operating expenses	11,345	9,590

Total noninterest expenses	64,173	50,101

Income before income taxes	23,698	22,476
Provision for income taxes	6,754	7,189

Net income	$16,944	$15,287

Earnings per common share:
Basic	$0.24	$0.22

Diluted	$0.24	$0.22

Dividends per common share	$0.03	$0.03

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Preferred							Accumulated
	Stock		Common Stock		Additional			Other		Total
					Paid-In	Retained	Deferred	Comprehensive	Treasury	Shareholders’
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Compensation	Loss	Stock	Equity

	(Dollars in thousands, except per share amounts)
BALANCE, DECEMBER 31, 2004	—	$—	70,198,456	$70,198	$92,330	$428,311	$(5,469)	$(3,221)	$(1,735)	$580,414
Exercise of stock options			46,850	47	469					516
Issuance of restricted common stock, net of shares forfeited into Treasury			11,024	11	135		(142)		(4)	—
Issuance of non-employee director stock			3,647	4	63					67
Deferred compensation amortization							480			480
Cash dividends, $0.03 per common share						(2,103)				(2,103)
Comprehensive income (loss):
Net income for the three months ended March 31, 2005						16,944				16,944
Other comprehensive loss								(19,130)		(19,130)

Total comprehensive loss										(2,186)

BALANCE, MARCH 31, 2005	—	$—	70,259,977	$70,260	$92,997	$443,152	$(5,131)	$(22,351)	$(1,739)	$577,188

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$16,944	$15,287
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,100	1,909
Deferred tax benefit	(3,155)	(2,223)
Depreciation	4,362	3,449
Realized gain on sale of securities available for sale, net	(2)	(26)
Gain on sale of premises and equipment, net	(1,006)	—
Amortization and accretion of securities’ premiums and discounts, net	807	1,457
Amortization of mortgage servicing rights	462	587
Amortization of computer software	1,958	1,479
Amortization of core deposit intangibles	2,248	903
Other amortization	480	357
Income tax benefit from exercise of stock options	66	422
Net change in:
Loans held for sale	(2,835)	(5,045)
Other assets and liabilities, net	(1,482)	(1,177)

Net cash provided by operating activities	21,947	17,379

Cash flows from investing activities:
Proceeds from maturity and call of securities available for sale	715	25,810
Proceeds from sale of securities available for sale	186,794	340,849
Principal paydowns of mortgage-backed securities available for sale	54,343	62,744
Principal paydowns of mortgage-backed securities held to maturity	3,278	—
Purchase of securities available for sale	(194,079)	(400,160)
Purchase of Federal Reserve Bank stock	(6,711)	(1,919)
Purchase of Federal Home Loan Bank stock	(8,590)	(11,302)
Net increase in loans held for investment	(69,581)	(65,886)
Proceeds from sale of premises and equipment	1,780	731
Purchase of premises and equipment	(12,716)	(16,689)
Purchase of mortgage servicing rights	(287)	—
Purchase of Bank-owned life insurance policies	(35,000)	—
Purchase of Reunion Bancshares, Inc., net of cash acquired of $30,596	—	(20,004)
Investment in unconsolidated equity investees	(266)	(278)

Net cash used in investing activities	(80,320)	(86,104)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing demand deposits	(120,122)	54,322
Net increase (decrease) in time deposits	396,250	(6,449)
Net increase (decrease) in other interest-bearing deposits	(90,464)	44,767
Net decrease in other short-term borrowings	(129,286)	(167,017)
Proceeds from long-term borrowings	—	2,195
Payments on long-term borrowings	(118)	(102)
Payments of cash dividends	(2,103)	(2,058)
Net proceeds from exercise of stock options	450	1,665
Purchase of treasury stock	—	(922)

Net cash provided by (used in) financing activities	54,607	(73,599)

Net decrease in cash and cash equivalents	(3,766)	(142,324)
Cash and cash equivalents at beginning of period	341,975	485,798

Cash and cash equivalents at end of period	$338,209	$343,474

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation and Nature of Operations
      The unaudited condensed consolidated financial statements include the accounts of Amegy Bancorporation, Inc. (“the Bancorporation”) and all other entities in which the Bancorporation has a controlling financial interest (collectively referred to as the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position at March 31, 2005 and December 31, 2004, consolidated net income for the three months ended March 31, 2005 and 2004, consolidated cash flows for the three months ended March 31, 2005 and 2004, and consolidated changes in shareholders’ equity for the three months ended March 31, 2005. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The accounting and financial reporting policies the Company follows conform, in all material respects, to accounting principles generally accepted in the United States of America and to general practices within the financial services industry.
      The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiaries, Statutory Trust I, Statutory Trust II, and Statutory Trust III (“the Trusts”), are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not consolidated in the Company’s financial statements.
      On March 7, 2005, Southwest Bank of Texas National Association (“the Bank”) changed its name to Amegy Bank National Association. The Bank’s subsidiary, Mitchell Mortgage Company, L.L.C., changed its name to Amegy Mortgage Company, L.L.C. (“Amegy Mortgage”) on the same date. On May 5, 2005, the name of the Company changed to Amegy Bancorporation, Inc.
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
      On January 31, 2004, the Company completed its merger with Reunion Bancshares, Inc. (“Reunion”), whereby Reunion was merged into the Company. On October 1, 2004, the Company completed its merger with Klein Bancshares, Inc. (“Klein”), whereby Klein was merged into the Company. The results of operations of Reunion and Klein have been included in the consolidated financial statements since their respective acquisition dates. See “Note 2 — Merger Related Activity” for further discussion of the mergers.

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements and the notes thereto should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Reclassifications
      Certain previously reported amounts have been reclassified to conform to the 2005 financial statement presentation. These reclassifications had no effect on net income, total assets, or shareholders’ equity.

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
      If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period):

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands,
	except per share
	amounts)
Net income
As reported	$16,944	$15,287
Pro forma	$16,237	$14,677
Stock-based compensation cost, net of income taxes
As reported	$312	$247
Pro forma	$1,019	$857
Basic earnings per common share
As reported	$0.24	$0.22
Pro forma	$0.23	$0.21
Diluted earnings per common share
As reported	$0.24	$0.22
Pro forma	$0.23	$0.21
      The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company expects to adopt the provisions of Statement of Financial Accounting Standards No. 123, Share-Based Payment, (“SFAS No. 123R”) on January 1, 2006. See “Note 1 — New Accounting Pronouncements” for additional information.

New Accounting Pronouncements
      On December 16, 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3:(1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires the subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The requirements of SOP 03-3 did not have a material impact on the Company’s financial condition or results of operations.
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The provisions of this statement become effective for all equity awards granted after January 1, 2006, as well as equity awards that are unvested on that date. Although the Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance, the Stock-Based Compensation disclosures in “Note 1 — Nature of Operations and Summary of Significant Accounting Policies” provide detail as to the Company’s financial performance as if the Company had applied the fair value based method and recognition provision of SFAS No. 123 to stock-based compensation in the current reporting periods.
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

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      On January 31, 2004, the Company completed its merger with Reunion, whereby Reunion’s subsidiary, Lone Star Bank (“Lone Star”) was merged with and into the Bank. The addition of the five Lone Star branches expands the Company’s branch network to include the Dallas market and represents an attractive growth opportunity for the Company. The merger was a cash transaction with $43.5 million paid at closing and an additional $6.5 million deposited into an escrow account. The release of this account is contingent upon the performance of the loan portfolio and other potential liabilities over a three-year period. In addition, the Bank paid $600,000 to Reunion’s financial advisor in connection with this transaction. The purchase price was funded through the proceeds of $51.5 million of junior subordinated deferrable interest debentures issued in October 2003.
      On October 1, 2004, the Company completed its merger with Klein, whereby Klein’s subsidiary, Klein Bank & Trust was merged with and into the Bank. The addition of the 27 Klein branches expands the Company’s branch network in the northwest quadrant of the Houston metropolitan area. The merger was a cash and common stock transaction with $149.2 million of the $165.0 million purchase price paid in cash and the remainder paid through the issuance of 747,468 common shares of the Company. These shares were valued at the average of the closing price of the Company’s common stock for the fifteen business days ended five business days prior to the merger date. The cash portion of the purchase price was funded through the proceeds of $36.1 million of junior subordinated deferrable interest debentures and $75.0 million of senior subordinated debentures issued in September 2004.
      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the mergers.

	Reunion	Klein
	January 31, 2004	October 1, 2004

	(Dollars in thousands)
Cash	$30,596	$78,060
Securities	30,946	329,864
Loans	163,822	163,086
Loan premium (discount)	(1,038)	5,574
Allowance for loan losses	(2,116)	(1,354)
Goodwill	29,755	94,444
Core deposit intangibles	6,379	19,629
Other assets	3,779	23,969
Deposits	(207,026)	(535,644)
Deposit (premium) discount	(39)	684
Borrowings	(2,000)	—
Other liabilities	(2,458)	(13,312)

Cost	$50,600	$165,000

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Core deposit intangibles (“CDI”) are amortized using an economic life method based on deposit attrition projections derived from nationally-observed patterns within the banking industry. As a result, CDI amortization will decline over time with most of the amortization during the initial years. The Reunion CDI is being amortized over a weighted average period of thirteen and one-third years with no residual value. The Klein CDI is being amortized over a weighted average period of twelve years with no residual value.
      The pro forma combined historical results for the quarter ended March 31, 2004, as if Reunion and Klein had been included in operations at January 1, 2004, are estimated to be as follows:

Pro Forma
Three Months Ended
March 31, 2004

(Dollars in
thousands, except
per share amounts)
Net interest income after provision for loan losses and noninterest income	$82,581
Income before income taxes	24,699
Net income	16,773
Earnings per common share, basic	$0.24
Earnings per common share, diluted	$0.24

3.	Securities
      The amortized cost and approximate fair value of securities classified as available for sale and held to maturity are as follows:

	March 31, 2005				December 31, 2004

		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$352,507	$18	$(7,529)	$344,996	$388,061	$246	$(2,623)	$385,684
Mortgage-backed securities	1,239,251	1,221	(28,511)	1,211,961	1,237,420	3,820	(11,076)	1,230,164
Municipal securities	241,011	4,641	(2,729)	242,923	246,705	7,564	(1,392)	252,877
Federal Reserve Bank stock	15,221	—	—	15,221	8,511	—	—	8,511
Federal Home Loan Bank stock	41,362	—	—	41,362	32,772	—	—	32,772
Other securities	8,047	8	—	8,055	17,196	—		17,196

Total securities available for sale	$1,897,399	$5,888	$(38,769)	$1,864,518	$1,930,665	$11,630	$(15,091)	$1,927,204

Held to maturity:
Mortgage-backed securities	$54,747	$—	$(230)	$54,517	$58,033	$536	$—	$58,569

Total securities held to maturity	$54,747	$—	$(230)	$54,517	$58,033	$536	$—	$58,569

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table displays the gross unrealized losses and fair value of investments as of March 31, 2005 that were in a continuous unrealized loss position for the periods indicated:

			Greater Than 12
	Less Than 12 Months		Months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$246,863	$(4,794)	$83,490	$(2,735)	$330,353	$(7,529)
Mortgage-backed securities	840,878	(18,002)	315,372	(10,509)	1,156,250	(28,511)
Municipal securities	61,037	(1,137)	38,586	(1,592)	99,623	(2,729)

Total securities available for sale	$1,148,778	$(23,933)	$437,448	$(14,836)	$1,586,226	$(38,769)

Held to maturity:
Mortgage-backed securities	$54,517	$(230)	$—	$—	$54,517	$(230)

Total securities held to maturity	$54,517	$(230)	$—	$—	$54,517	$(230)

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

4.	Comprehensive Income (Loss)
      Total comprehensive income is reported in the accompanying condensed consolidated statement of changes in shareholders’ equity. Information related to net other comprehensive income (loss) is as follows:

	Three Months Ended
	March 31, 2005

	2005	2004

	(Dollars in thousands)
Other comprehensive income (loss):
Securities available for sale:
Change in fair value during the period	$(29,557)	$13,336
Reclassification adjustment for losses included in income	137	751

	(29,420)	14,087
Deferred tax effect	10,290	(4,928)

Net other comprehensive income (loss)	$(19,130)	$9,159

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 31,	December 31,
	2005	2004

	(Dollars in thousands)
Net unrealized loss on securities available for sale	$(21,380)	$(2,250)
Minimum pension liability	(971)	(971)

Total accumulated other comprehensive loss	$(22,351)	$(3,221)

5.	Mortgage Servicing Rights
      The Company originates residential and commercial mortgage loans both for its own portfolio and to sell to investors with servicing rights retained primarily through its ownership of Amegy Mortgage. Amegy Mortgage also purchases mortgage servicing rights.
      Mortgage servicing assets are periodically evaluated for impairment based upon the fair value of the rights as compared with amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and original loan term (primarily 15 and 30 years). Fair value is determined by using quoted market prices for mortgage servicing rights with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. In periods of falling market interest rates, accelerated loan prepayment speeds can adversely impact the fair value of these mortgage-servicing rights relative to their book value. In the event that the fair value of these assets were to increase in the future, the Company can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. Any provision and subsequent recovery would be recorded as a component of other fee income in the consolidated statement of income.
      The following table summarizes the changes in capitalized mortgage servicing rights for the periods indicated:

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands)
Balance, beginning of period	$7,121	$8,299
Originations	411	214
Purchases	287	—
Amortization	(462)	(587)

Balance, end of period	$7,357	$7,926

      Loans serviced for others totaled $945.3 million at March 31, 2005 and $905.7 million at March 31, 2004. Capitalized mortgage servicing rights represent 78 basis points and 88 basis points of the portfolio serviced at March 31, 2005 and 2004, respectively.

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Common Share
      Earnings per common share is computed as follows:

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except
	per share amounts)
Net income	$16,944	$15,287
Divided by average common shares and common share equivalents:
Average common shares outstanding	70,119	68,544
Average common shares issuable under the stock option plan	1,525	1,738

Total average common shares and common share equivalents	71,644	70,282

Basic earnings per common share	$0.24	$0.22

Diluted earnings per common share	$0.24	$0.22

      Stock options outstanding of 733,000 and 105,000 for the three months ended March 31, 2005 and 2004, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.

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
      Summarized financial information by operating segment for the three months ended March 31, 2005 and 2004 follows:

	Three Months Ended March 31,

	2005				2004

	Bank	Mortgage	Eliminations	Consolidated	Bank	Mortgage	Eliminations	Consolidated

	(Dollars in thousands)
Interest income	$83,729	$6,243	$(2,658)	$87,314	$61,321	$3,545	$(1,266)	$63,600
Interest expense	25,114	2,658	(2,658)	25,114	11,002	1,266	(1,266)	11,002

Net interest income	58,615	3,585	—	62,200	50,319	2,279	—	52,598
Provision for loan losses	2,905	195	—	3,100	1,844	65	—	1,909
Noninterest income	27,530	1,241	—	28,771	20,923	965	—	21,888
Noninterest expense	61,480	2,693	—	64,173	48,257	1,844	—	50,101

Income before income taxes	$21,760	$1,938	$—	$23,698	$21,141	$1,335	$—	$22,476

Total assets	$7,521,965	$457,689	$(420,146)	$7,559,508	$6,082,980	$292,342	$(261,104)	$6,114,218

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intersegment interest was paid to the bank by the mortgage company in the amount of $2.7 million and $1.3 million for the three months ended March 31, 2005 and 2004, respectively. Advances from the bank to the mortgage company of $420.1 million and $261.1 million were eliminated in consolidation at March 31, 2005 and 2004, respectively.

8.	Off-Balance Sheet Credit Commitments
      In the normal course of business, the Company becomes a party to various financial transactions which, in accordance with generally accepted accounting principles, are not included in its consolidated balance sheet. These transactions involve various risks, including market and credit risk. Since these transactions generally are not funded, they do not necessarily represent future liquidity requirements. The Company offers these financial instruments to enable its customers to meet their financing objectives and to manage their interest rate risk. Supplying these instruments provides the Company with an ongoing source of fee income. These financial instruments include loan commitments and letters of credit. The Company has commitments to make additional equity investments in enterprises that primarily make investments in middle market businesses in the form of debt and equity capital. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the financial statements.
      The amount of the Company’s financial instruments with off-balance sheet risk as of March 31, 2005 and December 31, 2004 is presented below:

	March 31,	December 31,
	2005	2004
	Contract	Contract
	Amount	Amount

	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$2,824,693	$2,720,246
Standby letters of credit	357,207	352,555
Commercial letters of credit	15,180	19,496
Unfunded commitments to unconsolidated investees	12,128	12,621
      The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan commitments and letters of credit is limited to the contractual amount of those instruments. The Company uses the same credit policies in evaluating loan commitments and letters of credit as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments by the Company to guarantee the performance of a customer to a third party. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment, and real property. As of March 31, 2005 and December 31, 2004, $314,000 and $402,000, respectively, has been recorded as a liability for the fair value of the Company’s potential obligations under these letters of credit.

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Goodwill and Core Deposit Intangibles
      Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the three months ended March 31, 2005 were as follows:

		Core Deposit
	Goodwill	Intangibles

	(Dollars in thousands)
Balance, December 31, 2004	$149,846	$27,246
Adjustment to acquisition of Klein	196	—
Amortization	—	(2,248)

Balance, March 31, 2005	$150,042	$24,998

      The following table shows the estimated future amortization expense for core deposit intangibles:

Core Deposit
Intangibles

(Dollars in
thousands)
Remaining 2005	$5,732
2006	5,431
2007	4,141
2008	3,137
2009	2,212
Thereafter	4,345

10.	Subordinated Debentures

Junior Subordinated Deferrable Interest Debentures
      The Company has issued a total of $149.5 million of junior subordinated deferrable interest debentures to three wholly-owned statutory business trusts, Statutory Trust I, Statutory Trust II, and Statutory Trust III (collectively, “the Trusts”). The trusts are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Company’s consolidated financial statements. See “Note 1 — Nature of Operations and Summary of Significant Accounting Policies” for additional information about the Company’s consolidation policy. Details of the Company’s transactions with these trusts are presented below.

			Trust	Junior		Interest
			Preferred	Subordinated		Rate at
			Securities	Debt Owned		March 31,	Redemption
Description	Issuance Date	Maturity Date	Outstanding	by Trust	Interest Rate	2005	Date

	(Dollars in thousands)
Statutory Trust I	10/7/2003	12/17/2033	$50,000	$51,547	3-month LIBOR plus 2.85%	5.88%	12/17/2008
Statutory Trust II	9/24/2004	10/7/2034	35,000	36,083	3-month LIBOR plus 1.90%	4.56%	10/7/2009
Statutory Trust III	12/13/2004	12/15/2034	60,000	61,856	3-month LIBOR plus 1.78%	4.79%	12/15/2009

			$145,000	$149,486

      The Debentures are the sole assets of the Trusts and are subordinate to all of the Company’s existing and future obligations for borrowed or purchased money, obligations under letters of credit and certain derivative contracts, and any guarantees by the Company of any of such obligations. The proceeds, net of issuance costs, from these offerings were used to fund the cash purchase price for Reunion and Klein and

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to augment the Company’s capital ratios to support its loan growth. See “Note 2 — Merger Related Activity” for further discussion of the mergers.
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

Senior Subordinated Debentures
      On September 22, 2004, the Company entered into a Subordinated Debenture Purchase Agreement. Under the terms of this agreement, the Company issued an aggregate principal amount of $75.0 million in floating rate subordinated debt. All amounts due and owed under the Subordinated Debenture are to be repaid in full on September 22, 2014. The Subordinated Debenture bears interest at LIBOR plus 125 basis points. The interest rate on the Subordinated Debenture was 3.81% at March 31, 2005. This agreement includes a financial covenant that the Company shall maintain such capital as may be necessary to cause the Company to be classified as “adequately capitalized” and the Bank shall maintain such capital as may be necessary to cause it to be classified as “well capitalized” as of the end of each calendar quarter. Upon declaration of or a continuing event of default, the Company will be restricted from declaring or paying or causing or permitting any subsidiary to pay a cash dividend or other distribution to parties that are ranked junior to the holders of the subordinated debt. The Company has agreed to certain restrictions on its ability to incur additional indebtedness that is senior to the Subordinated Debenture. If the subordinated debt ceases to qualify as Tier 2 capital under the applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System, the Company and the lender may restructure the debt as a senior unsecured obligation of the Company or the Company may repay the debt. The Company used the proceeds of the debenture to fund the cash purchase price for Klein and to augment the Company’s capital ratios to support its loan growth. See “Note 2 — Merger Related Activity” for further discussion of the merger.

11.	Common Stock Cash Dividend
      On February 2, 2005, the Company’s Board of Directors declared a cash dividend of $0.03 per common share paid on March 15, 2005 to shareholders of record as of March 1, 2005.

12.	Common Stock Split
      On June 17, 2004, the Company declared a stock split effected by a stock dividend payable at the rate of one share of the Company’s common stock for each share of the Company’s common stock issued and outstanding as of July 1, 2004, payable on July 15, 2004, to the holders of record as of the close of business on July 1, 2004. This stock split has been given retroactive effect in the accompanying financial statements and related notes. In addition, earnings and dividends per share data has been restated for all periods presented.

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Supplemental Cash Flow Information
      On January 31, 2004, the Company purchased all of the capital stock of Reunion for $50.0 million. In conjunction with this acquisition, liabilities were assumed as follows:

Reunion
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
      Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s condensed consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Overview
      This overview of management’s discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, which have an impact on the Company’s financial condition and results of operations, you should carefully read this entire document.

Results of Operations
      Selected income statement data and other selected data for comparable periods was as follows:

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands)
Taxable — equivalent net interest income	$63,745	$53,640
Taxable — equivalent adjustment	(1,545)	(1,042)

Net interest income, as reported	62,200	52,598
Provision for loan losses	3,100	1,909
Noninterest income	28,771	21,888
Noninterest expenses	64,173	50,101

Income before income taxes	23,698	22,476
Provision for income taxes	6,754	7,189

Net income	$16,944	$15,287

Basic earnings per common share	$0.24	$0.22
Diluted earnings per common share	$0.24	$0.22
Return on average assets	0.91%	1.02%
Return on average common shareholders’ equity	11.66%	12.04%
      Net income was $16.9 million and $15.3 million and diluted earnings per common share was $0.24, and $0.22 for the three months ended March 31, 2005 and 2004, respectively. This increase in net income was primarily the result of strong loan growth, increases in fee income, and the maintenance of strong asset quality offset by increases in operating expenses resulting from the Company’s mergers with Reunion Bancshares, Inc. (“Reunion”) and Klein Bancshares, Inc. (“Klein”) during 2004. Returns on average assets were 0.91% and 1.02% and returns on average common shareholders’ equity were 11.66% and 12.04% for the three months ended March 31, 2005 and 2004, respectively. Return on average assets and return on average common shareholders’ equity in 2005 were negatively impacted by the decline in the net interest margin, merger-related expenses, and expenses related to the name change as discussed below. Return on average assets is calculated by dividing net income by the daily average of total assets. Return on average common shareholders’ equity is calculated by dividing net income by the daily average of common shareholders’ equity.
      Total assets at March 31, 2005 and December 31, 2004 were $7.56 billion and $7.51 billion, respectively. This growth was a result of a favorable local economy and the Company’s overall growth strategy. Loans were $4.72 billion at March 31, 2005, an increase of $70.0 million, or 1%, from $4.65 billion at December 31, 2004. Deposits increased to $5.81 billion at March 31, 2005 from $5.62 billion at December 31, 2004.
      Two principal components of the Company’s growth strategy are expansion through de novo branching and strategic merger transactions. During 2004, two new branches were opened in the Houston metropolitan area. The merger with Maxim Financial Holdings, Inc. (“Maxim”) was completed in July 2003, adding eight branches in Galveston County. The merger with Reunion closed on January 31, 2004. This transaction added five branch locations in Dallas and initiated the Company’s entry into the important Dallas-Fort Worth Metroplex market. The Company opened an operations center in Dallas during the second quarter of 2004 to enable it to offer its treasury management products to commercial businesses in that market. The merger with Klein was closed on October 1, 2004. This merger added 27 branches in the attractive northwest quadrant of the Houston metropolitan area to the Company’s branch network, bringing the total number of branches to 77 at March 31, 2005.
      Taxable-equivalent net interest income increased $10.1 million, or 19%, to $63.7 million for the quarter ended March 31, 2005 compared with $53.6 million for the quarter ended March 31, 2004. This increase was primarily the result of the Company’s strong internal loan growth coupled with loans acquired through the mergers with Reunion and Klein. Average loans outstanding were $4.68 billion and $3.70 billion during the quarters ended March 31, 2005 and 2004, respectively. Average investment securities were $1.96 billion and $1.56 billion during the quarters ended March 31, 2005 and 2004, respectively, an increase of $401.5 million. This increase in investment securities also contributed to the increase in net interest income.
      Noninterest income was $28.8 million and $21.9 million for the three months ended March 31, 2005 and 2004, respectively. Noninterest income continues to be an important component of the Company’s net income and comprises 32% of total revenue, defined as net interest income plus noninterest income, for the quarter ended March 31, 2005. The primary drivers of the increase were increased income from the trust, investment, and foreign exchange groups, increased fee income from loan operations and retail services, and gains from the private equity investment portfolio. Other operating income was $4.2 million and $1.3 million for the three months ended March 31, 2005 and 2004, respectively. The $2.8 million increase in other operating income was due, in part, to an $863,000 gain on the sale of the Company’s interest in the PULSE network and a gain of $1.2 million on the sale of an unused drive-through facility in downtown Houston.
      Noninterest expenses were $64.2 million and $50.1 million for the three months ended March 31, 2005 and 2004, respectively. The primary causes of the increase in noninterest expenses were the Company’s merger activity, expenses related to the Dallas operations center which opened in the second quarter of 2004, expenses related to the name change, and normal operating expense increases to support the increase in the levels of the Company’s business. The Company incurred $711,000 of merger-related expenses and $2.2 million of expenses related to the change in its name in the first quarter of 2005. In addition, the Company continues to invest in its technology infrastructure and personnel to accommodate the growth in its various business activities, including the sale of treasury management products and services, and to continually upgrade its capabilities to meet customer and data security requirements.
      Credit quality is an area of importance to the Company, and asset quality indicators remain positive in the first quarter of 2005. Annualized net charge-offs were 0.28% of average loans compared with net recoveries of 0.11% for the corresponding period in the prior year. Nonperforming assets to total loans and other real estate was 0.48% at March 31, 2005, an improvement from 0.68% at March 31, 2004. The allowance for loan losses to nonperforming loans was 358.92% at March 31, 2005 compared to 224.88% at March 31, 2004. See “— Financial Condition — Loans Held for Investment” for information on the composition of the loan portfolio.
      The Company’s capital position remains strong and in excess of the regulatory minimums required to be classified as “well capitalized.” Its Tier 1 capital ratio of 9.18% and Total Capital ratio of 11.16% were augmented by the issuance of $35.0 million in trust preferred securities issued by SWBT Statutory Trust II in September 2004 and $60.0 million in trust preferred securities issued by SWBT Statutory Trust III in December 2004 (neither of which are consolidated for reporting purposes) and the issuance of $75.0 million of senior subordinated debentures in September 2004. The proceeds of these issuances were used to fund the merger with Klein and to augment the Company’s capital to support the growth in its loan portfolio. See “— Financial Condition — Liquidity.”

Net Interest Income
      Net interest income represents the amount by which interest income on interest-earning assets, primarily securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and borrowed funds. Net interest income, the principal source of the Company’s earnings, provided 68% of the Company’s total revenues for the quarter ended March 31, 2005, compared with 71% for the corresponding period in the prior year. Changes in the level of interest rates, as influenced by the Federal Reserve Board’s monetary policies, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income.
      Taxable-equivalent net interest income was $63.7 million and $53.6 million for the three months ended March 31, 2005 and 2004, respectively, an increase of $10.1 million, or 19%. Growth in average interest-earning assets, primarily loans, was $1.36 billion, or 25%, while taxable-equivalent yields on interest-earning assets increased 51 basis points to 5.39%. For the quarter ended March 31, 2005, the strong growth in interest-earning assets, primarily loans, generated a $16.9 million increase in interest income. The increase in the taxable-equivalent yield on interest-earning assets contributed an $8.0 million increase in interest income. The impact of the growth in average interest-earning assets and the increased yield was partially offset by an increase in the cost of average interest bearing liabilities of 86 basis points to 1.97% for the quarter ended March 31, 2005, compared with 1.11% during the corresponding period in 2004. This increase in rate generated $10.7 million in interest expense in the first quarter of 2005. The combined effect of the growth in interest-earning assets, the increase in the taxable-equivalent yield on interest-earning assets, and the increase in cost of interest-bearing liabilities was an 18 basis point decline in the taxable-equivalent net interest margin for the quarter ended March 31, 2005 to 3.87%, compared with 4.05% for the corresponding period in 2004.
      Net interest margin risk is typically related to a narrowing of the margin between the yield on interest-earning assets and the cost of interest-bearing liabilities as the level of market interest rates changes and changes occur both in the business mix and the rate of growth of the Company’s loan and securities portfolios and the mix and cost of its sources of liabilities used to fund its earnings assets. The Company mitigates this risk with asset and liability policies designed to maximize net interest income and the net present value of future cash flows within authorized risk limits by managing the changes in its deposit and loan pricing, seeking to manage the repricing profile of its interest-bearing liabilities and its interest-earning loan portfolio, and by managing the composition and maturity profile of its securities portfolio. The growth in interest-earning assets, primarily loans, continues to outpace the growth in internally generated deposits, resulting in an increased reliance on higher cost wholesale funding sources to support this growth. As the market level of interest rates changes, wholesale funding sources typically will reprice more rapidly than core deposits.

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

	Three Months Ended March 31,

	2005			2004

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid(1)	Rate	Balance	Paid(1)	Rate

			(Dollars in thousands)
Interest-earning assets:
Loans	$4,682,570	$67,413	5.84%	$3,697,254	$49,001	5.33%
Securities	1,957,288	21,162	4.38	1,555,791	15,452	3.99
Federal funds sold and other	44,143	284	2.61	74,589	189	1.02

Total interest-earning assets	6,684,001	88,859	5.39%	5,327,634	64,642	4.88%

Less allowance for loan losses	(50,663)			(45,770)

	6,633,338			5,281,864
Noninterest-earning assets	927,057			731,933

Total assets	$7,560,395			$6,013,797

Interest-bearing liabilities:
Money market and savings deposits	$2,364,770	7,012	1.20%	$1,973,198	3,208	0.65%
Time deposits	1,329,170	8,482	2.59	1,005,189	4,862	1.95
Repurchase agreements and other borrowed funds	1,479,886	9,620	2.64	1,008,229	2,932	1.17

Total interest-bearing liabilities	5,173,826	25,114	1.97%	3,986,616	11,002	1.11%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,764,238			1,491,064
Other liabilities	33,073			25,425

Total liabilities	6,971,137			5,503,105
Shareholders’ equity	589,258			510,692

Total liabilities and shareholders’ equity	$7,560,395			$6,013,797

Taxable-equivalent net interest income		$63,745			$53,640

Taxable-equivalent net interest spread			3.42%			3.77%

Taxable-equivalent net interest margin			3.87%			4.05%

(1)	For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets assuming a 35% federal income tax rate. The following is a reconciliation of taxable-equivalent net interest income to net interest income, as reported:

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands)
Taxable-equivalent net interest income	$63,745	$53,640
Taxable-equivalent adjustment	(1,545)	(1,042)

Net interest income, as reported	$62,200	$52,598

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

	Three Months Ended March 31, 2005 vs. 2004
	Increase (Decrease) Due to

	Volume	Rate	Days	Total

	(Dollars in thousands)
Interest-earning assets:
Loans	$13,042	$5,908	$(538)	$18,412
Securities	3,983	1,897	(170)	5,710
Federal funds sold and other	(77)	174	(2)	95

Total increase (decrease) in interest income	16,948	7,979	(710)	24,217

Interest-bearing liabilities:
Money market and savings deposits	632	3,207	(35)	3,804
Time deposits	1,560	2,113	(53)	3,620
Repurchase agreements and borrowed funds	1,362	5,358	(32)	6,688

Total increase (decrease) in interest expense	3,554	10,678	(120)	14,112

Increase (decrease) in net interest income	$13,394	$(2,699)	$(590)	$10,105

Provision for Loan Losses
      The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses was $3.1 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively. Management regularly reviews the Company’s loan loss allowance in accordance with its standard procedures. See “— Financial Condition — Allowance for Loan Losses.”

Noninterest Income
      Noninterest income for the three months ended March 31, 2005 was $28.8 million, an increase of $6.9 million, or 31%, from $21.9 million during the comparable period in 2004. The following table shows the breakout of noninterest income between the bank and the mortgage company for the periods indicated.

	Three Months Ended March 31,

	2005			2004

	Bank	Mortgage	Combined	Bank	Mortgage	Combined

	(Dollars in thousands)
Service charges on deposit accounts	$11,347	$—	$11,347	$11,040	$—	$11,040
Investment services	3,605	—	3,605	2,970	—	2,970
Factoring fee income	1,074	—	1,074	954	—	954
Loan fee income	1,418	750	2,168	653	473	1,126
Bank-owned life insurance income	1,637	—	1,637	1,491	—	1,491
Letters of credit fee income	1,239	—	1,239	862	—	862
Mortgage servicing fees, net of amortization	—	361	361	—	190	190
Gain on sale of loans, net	671	23	694	65	170	235
Gain on sale of securities, net	2	—	2	26	—	26
Other income	6,537	107	6,644	2,862	132	2,994

Total noninterest income	$27,530	$1,241	$28,771	$20,923	$965	$21,888

      Banking Segment. The largest component of noninterest income is service charges on deposit accounts, which were $11.3 million for the three months ended March 31, 2005, an increase of $307,000, or 3%, from $11.0 million for the corresponding period in 2004. Net non-sufficient fund charges on deposit accounts were $6.0 million for the three months ended March 31, 2005, an increase of $973,000, or 19%, from $5.1 million for the corresponding period in 2004. This increase in net non-sufficient fund charges was partially offset by a decrease in service charges from commercial analysis and fee income of $720,000, or 14%, to $4.3 million for the quarter ended March 31, 2005, compared with $5.1 million for the corresponding period in 2004. This decrease is primarily due to an increase in the earnings credit rate. The earnings credit rate is based on the 90 day Treasury bill rate and is the value given to deposits maintained by customers using treasury management products. As the earnings credit rate has increased since 2004, the corresponding value given to deposits has increased resulting in customers being able to pay for more services with balances rather than fees.
      Investment services income was $3.6 million for the three months ended March 31, 2005, an increase of $635,000, or 21%, from $3.0 million for the corresponding period in 2004. This increase is mainly due to increases in foreign exchange and trust services fees.
      Loan fee income was $1.4 million for the three months ended March 31, 2005, an increase of $765,000, or 117%, from $653,000 for the corresponding period in 2004. This increase is mainly due to an increase in fees generated by loan commitments resulting from the Bank’s loan growth. During the quarter ended March 31, 2005, the Bank originated $1.07 billion in loan commitments, compared with $754.0 million for the corresponding period in 2004.
      Other income was $6.5 million for the three months ended March 31, 2005, an increase of $3.7 million, or 128%, from the corresponding period in 2004. This increase is partially attributable to an increase in retail services fee income, primarily from debit card and ATM fees. In addition, the Bank recognized an $863,000 gain on the sale of its interest in the PULSE network and recognized a $1.2 million gain on the sale of an unused drive-through facility in downtown Houston in the first quarter of 2005.
      Mortgage Segment. Loan fee income was $750,000 for the three months ended March 31, 2005, an increase of $277,000, or 59%, from the corresponding period in 2004. This increase is attributable to an increase in loan originations to $202.5 million for the quarter ended March 31, 2005, compared with $89.2 million for the corresponding period in 2004.

Noninterest Expenses
      The following table presents the detail of noninterest expenses for the periods indicated.

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands)
Salaries and employee benefits	$34,729	$27,981
Occupancy	10,605	8,258
Marketing and advertising	1,927	1,049
Professional services	3,319	2,320
Core deposit intangible amortization expense	2,248	903
Other operating expenses	11,345	9,590

Total noninterest expenses	$64,173	$50,101

      For the three months ended March 31, 2005, noninterest expenses were $64.2 million, an increase of $14.1 million, or 28%, from $50.1 million for the three months ended March 31, 2004. The increase in noninterest expenses was primarily due to salaries and employee benefits, occupancy expenses, marketing and advertising expenses, and core deposit intangible amortization expense. This increase was primarily due to the mergers with Reunion and Klein, the hiring of additional personnel, the name change, and additional investments required to accommodate the Company’s growth.
      Salaries and employee benefits for the three months ended March 31, 2005 were $34.7 million, an increase of $6.7 million, or 24%, from the three months ended March 31, 2004. Total full-time equivalent employees were 2,133 and 1,839 at March 31, 2005 and 2004, respectively.
      Occupancy expense for the three months ended March 31, 2005 was $10.6 million, an increase of $2.3 million, or 28%, from $8.3 million for the three months ended March 31, 2004. Major categories within occupancy expense are building lease expense, depreciation expense, and maintenance contract expense. Building lease expense increased $286,000, or 21%, to $1.7 million for the three months ended March 31, 2005. Depreciation expense increased $913,000, or 26%, to $4.4 million for the three months ended March 31, 2005. Maintenance contract expense for the three months ended March 31, 2005 was $1.7 million, an increase of $265,000, or 18%, compared with $1.4 million for the corresponding period in 2004. The Company has purchased maintenance contracts for major operating systems throughout the organization.
      Marketing and advertising expense for the three months ended March 31, 2005 was $1.9 million, an increase of $878,000, or 84%, from $1.0 million for the three months ended March 31, 2004. This increase is attributable to marketing and advertising associated with the name change.
      Core deposit intangible amortization expense for the three months ended March 31, 2005 was $2.2 million, an increase of $1.3 million, or 149%, from $903,000 for the three months ended March 31, 2004. The core deposit intangible asset is associated with the Maxim merger that was effective July 1, 2003, the Reunion merger that was effective January 31, 2004, and the Klein merger that was effective October 1, 2004.
      The taxable-equivalent efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not defined under generally accepted accounting principles. The taxable-equivalent efficiency ratio is calculated by dividing total noninterest expenses, excluding intangible amortization expense, by taxable-equivalent net interest income plus noninterest income, excluding net security gains (losses). An increase in the taxable-equivalent efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s taxable-equivalent efficiency ratios were 66.94% and 65.16% for the three-months ended March 31, 2005 and 2004, respectively. The increase in the efficiency ratio is primarily a result of the decline in the taxable-equivalent net interest margin discussed in “— Results of Operations — Net Interest Income” above and expenses related to merger integration and the name change as discussed above. This ratio may not be a comparable measurement among different financial institutions.

Income Taxes
      Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax, if applicable. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers’ salaries, less interest income from federal securities. For the three months ended March 31, 2005, the provision for income taxes was $6.8 million, a decrease of $435,000, or 6%, from the $7.2 million provided for in the corresponding period in 2004. The Company’s effective tax rate was 29% for the three months ended March 31, 2005, compared with 32% for the corresponding period in 2004. The reduction in the effective tax rate was the result of increases in tax-exempt income from Bank-owned life insurance municipal securities.

Financial Condition

Loans Held for Investment
      Loans held for investment were $4.61 billion at March 31, 2005, an increase of $66.2 million, or 1%, from $4.54 billion at December 31, 2004.
      The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2005 and December 31, 2004.

	March 31, 2005		December 31, 2004

	Amount	Percent	Amount	Percent

		(Dollars in thousands)
Commercial and industrial	$2,014,477	43.74%	$2,048,460	45.12%
Real estate:
Construction and land development	866,969	18.82	796,541	17.55
1-4 family residential	734,742	15.95	729,173	16.06
Commercial	787,319	17.10	755,929	16.65
Farmland	10,610	0.23	13,414	0.30
Other	66,234	1.44	62,889	1.39
Consumer	125,462	2.72	133,172	2.93

Total loans held for investment	$4,605,813	100.00%	$4,539,578	100.00%

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
      The loan portfolio is concentrated in loans to commercial, real estate construction, and land development enterprises, with the balance in residential and consumer loans. While no specific industry concentration is considered significant, lending operations are focused primarily on the eight county areas around Houston, the Dallas-Fort Worth market and other urban markets in the State of Texas and in the region. An economic recession over a prolonged period of time in the Houston and Dallas-Fort Worth markets could cause increases in nonperforming assets, thereby causing operating losses, impairing liquidity and eroding capital. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
      Loans classified as shared national credits totaled $755 million at March 31, 2005, a decrease of $12 million from December 31, 2004. A shared national credit is a term used by the OCC to describe a lending relationship where three or more banks may lend to one borrower in amounts of $20 million or more. The Company believes that lending to this market is a natural development arising from its growth in capital base and its breadth of product offering. The borrowers are typically the largest employers in its defined marketplace, and due to the size of the economies in Houston and the Dallas-Fort Worth areas, there are a large number of attractive borrowers headquartered in its primary markets. The Company takes a disciplined approach to lending in this market segment. Its criteria are: the borrower generally has to be located in the State of Texas; the Company has to have access to executive management of the borrower; all credit extensions are based on a relationship banking approach whereby the Company expects to gain additional fee income or depository business within a reasonable period of time; and regular relationship profitability reviews are conducted with the goal that only borrowers using multiple banking services are retained.

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
      Loans collateralized by single-family residential real estate are typically originated in amounts of no more than 90% of appraised value. The Company typically requires mortgage title insurance in the amount of the loan and hazard insurance in an amount equal to the replacement value of the dwelling. Although the contractual loan payment periods for single-family residential real estate loans are generally for a 10 to 30 year period, such loans often remain outstanding for significantly shorter periods than their contractual terms. The Company also offers home improvement loans and home equity loans collateralized by single-family residential real estate. The terms of these loans typically range from three to 15 years.
      The Company originates residential and commercial mortgage loans to sell to investors with servicing rights retained. The Company also provides residential and commercial construction financing to builders and developers and acts as a broker in the origination of multi-family and commercial real estate loans.
      Residential construction financing to builders generally has been originated in amounts of no more than 80% of appraised value. The Company requires a mortgage title binder and builder’s risk insurance in the amount of the loan. The contractual payment terms for residential construction loans are generally for a six to eighteen month period.
      Consumer loans originated by the Company include automobile loans, recreational vehicle loans, boat loans, personal loans (collateralized and uncollateralized), and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan.
      The contractual maturity ranges of the commercial and industrial and funded real estate construction and land development loan portfolios and the amount of such loans with fixed interest rates and floating interest rates in each maturity range as of March 31, 2005 are summarized in the following table:

	March 31, 2005

		After One
	One Year	through Five	After
	or Less	Years	Five Years	Total

	(Dollars in thousands)
Commercial and industrial	$1,051,035	$771,670	$191,772	$2,014,477
Real estate construction and land development	476,542	367,885	22,542	866,969

Total	$1,527,577	$1,139,555	$214,314	$2,881,446

Loans with a fixed interest rate	$128,448	$307,034	$48,875	$484,357
Loans with a floating interest rate	1,399,129	832,521	165,439	2,397,089

Total	$1,527,577	$1,139,555	$214,314	$2,881,446

Loans Held for Sale
      Loans held for sale of $110.2 million at March 31, 2005 increased from $107.4 million at December 31, 2004. These loans are primarily single family residential loans and are carried at the lower of cost or market. The market value of these loans is impacted by changes in current interest rates. An increase in interest rates would result in a decrease in the market value of these loans while a decrease in interest rates would result in an increase in the market value of these loans. The business of originating and selling loans is primarily conducted by the Company’s mortgage segment.

Off-Balance Sheet Credit Commitments
      In the normal course of business, the Company becomes a party to various financial transactions which, in accordance with generally accepted accounting principles, are not included in its consolidated balance sheet. These transactions involve various risks, including market and credit risk. Since these transactions generally are not funded, they do not necessarily represent future liquidity requirements. The Company offers these financial instruments to enable its customers to meet their financing objectives and to manage their interest rate risk. Supplying these instruments provides the Company with an ongoing source of fee income. These financial instruments include loan commitments and letters of credit. The Company has commitments to make additional equity investments in enterprises that primarily make investments in middle market businesses in the form of debt and equity capital. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the financial statements.
      The amount of the Company’s financial instruments with off-balance sheet risk as of March 31, 2005 and December 31, 2004 is presented below:

	March 31,	December 31,
	2005	2004
	Contract	Contract
	Amount	Amount

	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$2,824,693	$2,720,246
Standby letters of credit	357,207	352,555
Commercial letters of credit	15,180	19,496
Unfunded commitments to unconsolidated investees	12,128	12,621
      The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan commitments and letters of credit is limited to the contractual amount of those instruments. The Company uses the same credit policies in evaluating loan commitments and letters of credit as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments by the Company to guarantee the performance of a customer to a third party. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment, and real property. As of March 31, 2005 and December 31, 2004, $314,000 and $402,000, respectively, has been recorded as a liability for the fair value of the Company’s potential obligations under these letters of credit.

Credit Management
      The Company’s loan review procedures include a credit quality assurance process that includes approval by the Board of Directors of lending policies and underwriting guidelines, a loan review department staffed, in part, with federal regulatory agency experienced personnel, low individual lending limits for officers, loan committee approval for credit relationships in excess of $4.0 million, and a quality control process for loan documentation. The Company also maintains a monitoring process for credit extensions in excess of $100,000. The Company performs quarterly concentration analyses based on various factors such as industries, collateral types, business lines, large credit sizes, international credit exposure and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. The Company continues to invest in its credit risk management systems to enhance its risk management capabilities.
      The Company’s loan portfolio is well diversified by industry type but is generally concentrated in the eight county region surrounding Houston that it has defined as its primary market area. Historically, the Houston metropolitan area has been affected both positively and negatively by conditions in the energy industry. The Greater Houston Partnership reports that approximately 31% of economic activity currently is related to the upstream energy industry, down from 69% in 1981. Since the mid-1980’s, the economic impact of changes in the energy industry has been lessened due to the diversification of the Houston economy driven by growth in such economic entities as the Texas Medical Center, the Port of Houston, the Johnson Space Center, and government infrastructure spending to support the population and job growth in the Houston area. As a result, the economy of the Company’s primary market area has become increasingly affected by changes in the national and international economies.
      The Company monitors changes in the level of energy prices, real estate values, borrower collateral, and the level of local, regional, national, and international economic activity. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to changes in general economic conditions.

Allowance for Credit Losses
      The allowance for credit losses is maintained at a level considered appropriate by management, based on estimated probable losses inherent in various on- and off-balance sheet financial instruments. The Company’s allowance for credit loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues, and includes allowance allocations calculated in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, and allowance allocations calculated in accordance with SFAS No. 5, Accounting for Contingencies. The allowance is established through a provision for credit losses based on management’s evaluation of the risk inherent in the loan portfolio and in unfunded commitments. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectible; recoveries are recorded only when cash payments are received.
      At least quarterly, the Company’s Allowance for Loan Losses Committee and the Board Loan Committee review the allowance for credit losses relative to the risk profile of the Company’s loan portfolio and unfunded commitments. The allowance is adjusted based on that review if changes are warranted.
      The allowance for loan losses has several components, which include specific reserves, migration analysis reserves, qualitative adjustments, a general reserve component, and a separate reserve for international, cross-border risk (allocated transfer risk reserve “ATRR”).
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
      The Company also maintains a reserve for unfunded lending commitments to provide for the risk of loss inherent in its unfunded lending related commitments. In the fourth quarter of 2004, the reserve for unfunded lending commitments was reclassified from the allowance for loan losses to other liabilities. Previously reported amounts were reclassified to conform to the current presentation. The reclassifications had no effect on net income or shareholders’ equity.
      The allowance for credit losses decreased by $63,000 from December 31, 2004 as a result of net charge-offs of $3.2 million, which was greater than the provision for loan losses of $3.1 million and the provision for unfunded lending commitments of $54,000. At March 31, 2005, the allowance for credit losses was 1.09% of period-end loans, a decrease from 1.11% at December 31, 2004. For the quarter ended March 31, 2005, annualized net charge-offs to average loans was 0.28%. The net charge-offs average for all FDIC insured commercial banks was 0.63% for the year ended December 31, 2004.
      Management believes that the allowance for credit losses at March 31, 2005 is adequate to cover probable losses inherent in the loan and commitment portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods which could be greater than the size of the allowance as of March 31, 2005.

      The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands)
Allowance for loan losses, beginning balance	$49,408	$41,611
Provision for loan losses	3,100	1,909
Charge-offs:
Commercial and industrial	(3,870)	(711)
Real estate:
Construction and land development	—	—
1-4 family residential	(319)	(93)
Commercial	—	—
Farmland	—	—
Other	—	—
Consumer	(338)	(578)

Total charge-offs	(4,527)	(1,382)

Recoveries:
Commercial and industrial	—	443
Real estate:
Construction and land development	—	—
1-4 family residential	63	—
Commercial	1,077	—
Farmland	—	—
Other	5	1,700
Consumer	165	186

Total recoveries	1,310	2,329

Net (charge-offs) recoveries	(3,217)	947
Allowance acquired through mergers and acquisitions	—	2,116

Allowance for loan losses, ending balance	49,291	46,583

Reserve for unfunded lending commitments, beginning balance	1,851	1,397
Provision for unfunded lending commitments	54	91

Reserve for unfunded lending commitments, ending balance	1,905	1,488

Allowance for credit losses	$51,196	$48,071

Allowance for loan losses:
as a % of period-end loans	1.05%	1.25%
as a % of period-end nonperforming loans	358.92%	224.88%
Allowance for credit losses:
as a % of period-end loans	1.09%	1.29%
Net charge-offs (recoveries) as a % of average loans	0.28%	(0.11)%

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

	March 31, 2005		December 31, 2004

		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$23,762	43.74%	$26,285	45.12%
Real estate:
Construction and land development	6,959	18.82	7,547	17.55
1-4 family residential	8,045	15.95	6,569	16.06
Commercial	6,261	17.10	5,778	16.65
Farmland	226	0.23	156	0.30
Other	996	1.44	868	1.39
Consumer	3,042	2.72	2,205	2.93

Total allowance for loan losses	$49,291	100.00%	$49,408	100.00%

Nonperforming Assets and Impaired Loans
      Nonperforming assets, which include nonaccrual loans, accruing loans 90 or more days past due, restructured loans, and other real estate and foreclosed property, were $22.1 million at March 31, 2005, compared with $25.1 million at December 31, 2004. This resulted in a ratio of nonperforming assets to total loans and other real estate of 0.48% at March 31, 2005, compared with 0.55% at December 31, 2004. The decrease in nonperforming assets is primarily due to the partial charge-off of one large commercial credit. Nonaccrual loans, the largest component of nonperforming assets, were $12.4 million at March 31, 2005 and $14.2 million December 31, 2004.
      The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31,	December 31,
	2005	2004

	(Dollars in thousands)
Nonaccrual loans	$12,421	$14,174
Accruing loans 90 or more days past due	1,312	2,052
Restructured loans	—	—
Other real estate and foreclosed property	8,378	8,887

Total nonperforming assets	$22,111	$25,113

Nonperforming assets to total loans and other real estate	0.48%	0.55%
      Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Gross interest income on nonaccrual loans that would have been recorded had these loans been performing in accordance with their original terms was $319,000 and $361,000 for the three months ended March 31, 2005 and 2004, respectively.
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
      The following is a summary of loans considered to be impaired:

	March 31,	December 31,
	2005	2004

	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$4,865	$4,342
Impaired loans with a SFAS No. 114 valuation reserve	16,773	20,944

Total recorded investment in impaired loans	$21,638	$25,286

Valuation allowance related to impaired loans	$4,638	$5,848

      The average recorded investment in impaired loans during the three months ended March 31, 2005 and the year ended December 31, 2004 was $23.5 million and $21.0 million, respectively. Interest income on impaired loans of $0 and $47,000 was recognized for cash payments received during the three months ended March 31, 2005 and 2004, respectively.

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

      The amortized cost and approximate fair value of securities classified as available for sale and held to maturity are as follows:

	March 31, 2005				December 31, 2004

		Gross Unrealized				Gross Unrealized
	Amortized			Fair	Amortized			Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$352,507	$18	$(7,529)	$344,996	$388,061	$246	$(2,623)	$385,684
Mortgage-backed securities	1,239,251	1,221	(28,511)	1,211,961	1,237,420	3,820	(11,076)	1,230,164
Municipal securities	241,011	4,641	(2,729)	242,923	246,705	7,564	(1,392)	252,877
Federal Reserve Bank stock	15,221	—	—	15,221	8,511	—	—	8,511
Federal Home Loan Bank stock	41,362	—	—	41,362	32,772	—	—	32,772
Other securities	8,047	8	—	8,055	17,196	—		17,196

Total securities available for sale	$1,897,399	$5,888	$(38,769)	$1,864,518	$1,930,665	$11,630	$(15,091)	$1,927,204

Held to maturity:
Mortgage-backed securities	$54,747	$—	$(230)	$54,517	$58,033	$536	$—	$58,569

Total securities held to maturity	$54,747	$—	$(230)	$54,517	$58,033	$536	$—	$58,569

      The following table displays the gross unrealized losses and fair value of investments as of March 31, 2005 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$246,863	$(4,794)	$83,490	$(2,735)	$330,353	$(7,529)
Mortgage-backed securities	840,878	(18,002)	315,372	(10,509)	1,156,250	(28,511)
Municipal securities	61,037	(1,137)	38,586	(1,592)	99,623	(2,729)

Total securities available for sale	$1,148,778	$(23,933)	$437,448	$(14,836)	$1,586,226	$(38,769)

Held to maturity:
Mortgage-backed securities	$54,517	$(230)	$—	$—	$54,517	$(230)

Total securities held to maturity	$54,517	$(230)	$—	$—	$54,517	$(230)

      Declines in the fair value of individual securities below their cost that are other than temporary would result in write-downs, as a realized loss, of the individual securities to their fair value. Management believes that, based upon the credit quality of the debt securities and the Company’s intent and ability to hold the securities until their recovery, none of the unrealized loss on securities should be considered other than temporary.
      Securities were $1.92 billion at March 31, 2005, a decrease of $66.0 million from $1.99 billion at December 31, 2004. The taxable-equivalent yield on the securities portfolio for the three months ended March 31, 2005 was 4.38%, compared with 3.99% for the three months ended March 31, 2004.
      Included in the Company’s mortgage-backed securities at March 31, 2005 were agency issued collateral mortgage obligations with a book value of $316,000 and a fair value of $318,000 and non-agency issued collateral mortgage obligations with a book value of $16.8 million and a fair value of $16.5 million.

      At March 31, 2005, $13.6 million of the mortgage-backed securities held by the Company had estimated maturities of more than 10 years. At March 31, 2005, approximately $19.7 million of the Company’s mortgage-backed securities earned interest at floating rates and will reprice within one year and, accordingly, were less susceptible to declines in value should interest rates increase.
      At March 31, 2005, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.
      The following table summarizes the maturity distribution schedule of investments and their weighted average yields at March 31, 2005. The yield on the securities portfolio includes amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% tax rate. Mortgage-backed securities are assigned to maturity categories based on their estimated average lives. Equity securities, which have no maturity date, are included in the within one year category. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a separate component of other comprehensive income (loss).

	March 31, 2005

					After Five Years but
			After One Year but		within
	Within One Year		within Five Years		Ten Years		After Ten Years

	Amortized		Amortized		Amortized		Amortized
	Cost	Yield(1)	Cost	Yield(1)	Cost	Yield(1)	Cost	Yield(1)	Total	Yield(1)

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$139,655	3.94%	$206,753	3.71%	$6,099	3.92%	$—	—%	$352,507	3.81%
Mortgage-backed securities	30,781	4.97	923,185	4.20	271,665	3.97	13,620	4.48	1,239,251	4.17
Municipal securities	2,016	6.75	33,946	6.31	107,296	6.42	97,753	6.77	241,011	6.55
Federal Reserve Bank stock	15,221	6.00	—	—	—	—	—	—	15,221	6.00
Federal Home Loan Bank stock	41,362	2.95	—	—	—	—	—	—	41,362	2.95
Other securities	8,047	2.61	—	—	—	—	—	—	8,047	2.61
Federal funds sold	55,907	2.97	—	—	—	—	—	—	55,907	2.97
Interest-bearing deposits	7,460	2.72	—	—	—	—	—	—	7,460	2.72

Total securities available for sale	$300,449	3.79%	$1,163,884	4.18%	$385,060	4.65%	$111,373	6.49%	$1,960,766	4.34%

Held to maturity:
Mortgage-backed securities	$—	—%	$54,747	5.15%	$—	—%	$—	—%	$54,747	5.15%

Total securities held to maturity	$—	—%	$54,747	5.15%	$—	—%	$—	—%	$54,747	5.15%

(1)	Taxable-equivalent rates used where applicable.

Other Assets
      Other assets consist of the following:

	March 31,	December 31,
	2005	2004

	(Dollars in thousands)
Other real estate and foreclosed property	$8,378	$8,887
Deferred income taxes	6,830	—
Banker’s acceptances	1,855	429
Investment in unconsolidated investees	9,287	9,671
Cash value of Bank-owned life insurance	162,852	127,189
Factored receivables	31,504	35,126
Mortgage servicing rights, net	7,357	7,121
Other	30,461	20,659

	$258,524	$209,082

      Other assets were $258.5 million at March 31, 2005, an increase of $49.4 million from $209.1 million at December 31, 2004. This increase is primarily attributable to an increase of in the cash value of Bank-owned life insurance to $162.9 million at March 31, 2005 from $127.2 million at December 31, 2004 primarily due to the purchase of $35.0 million of Bank-owned life insurance during the first quarter of 2005.

Deposits
      The Company offers a variety of deposit accounts with a wide range of interest rates and terms. The Company’s deposits consist of demand, savings, interest-bearing demand, money market, and time accounts.
      The Company relies primarily on its product and service offerings, high quality customer service, advertising, and competitive pricing policies to attract and retain these deposits. Deposits provide the primary source of funding for the Company’s lending and investment activities, and the interest paid for deposits must be managed carefully to control the level of interest expense.
      The Company had $198,000 and $121.3 million of its deposits classified as brokered funds at March 31, 2005 and December 31, 2004, respectively. Prior to March 31, 2005, the Bank’s brokered deposits were attributable to a major treasury management relationship whereby the Bank provided banking and treasury management services to mortgage companies throughout the United States. Under this relationship, a referring source, whose business is to lend money to mortgage companies, introduced its customers to the Bank. Deposits garnered as a result of those introductions were classified as brokered deposits for financial and regulatory reporting purposes. The sponsor of this relationship ended this relationship with the Bank as of March 31, 2005. The Company has replaced these deposits at a lower cost through its normal funding activities.
      The Company’s ratio of average noninterest-bearing demand deposits to average total deposits for the periods ended March 31, 2005 and December 31, 2004 was 32% and 33%, respectively.

      The average daily balances and weighted average rates paid on deposits for the three months ended March 31, 2005 and the year ended December 31, 2004 are presented below:

	March 31, 2005		December 31, 2004

	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Interest-bearing demand	$110,646	0.52%	$81,286	0.38%
Regular savings	209,257	0.37	158,030	0.30
Premium yield	1,074,566	1.44	1,011,355	0.92
Money market savings	970,301	1.20	876,408	0.80
Time deposits less than $100,000	285,416	2.60	279,653	2.44
Time deposits $100,000 and over	948,239	2.58	730,845	1.86
IRA’s, QRP’s and other	95,515	2.67	95,358	2.51

Total interest-bearing deposits	3,693,940	1.70%	3,232,935	1.23%

Noninterest-bearing deposits	1,764,238		1,611,636

Total deposits	$5,458,178		$4,844,571

      The following table sets forth the maturity of the Company’s time deposits that are $100,000 and over as of the dates indicated:

	March 31,	December 31,
	2005	2004

	(Dollars in thousands)
Three months or less	$1,054,892	$655,571
Over three months through six months	118,728	95,186
Over six months through twelve months	74,751	76,703
Thereafter	105,235	116,823

Total time deposits $100,000 and over	$1,353,606	$944,283

Short-term Borrowings
      Federal funds purchased, securities sold under repurchase agreements, and short-term borrowings generally represent borrowings with maturities ranging from one to 30 days. Short-term borrowings consist of overnight borrowings with the Federal Home Loan Bank of Dallas (“the FHLB”), and U.S. Treasury demand notes. U.S. Treasury demand notes represent borrowings from the U.S. Treasury that are secured by qualifying securities and commercial loans and are placed at the discretion of the U.S. Treasury. Information relating to these borrowings at March 31, 2005 and December 31, 2004 is as follows:

	March 31,	December 31,
	2005	2004

	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements:
Average	$636,614	$630,108
Period-end	453,682	482,968
Maximum month-end balance during period	633,188	751,109
Interest rate:
Weighted average for the period	2.04%	1.14%
Weighted average at period-end	1.98%	1.68%
Short-term borrowings:
Average	$608,446	$270,743
Period-end	450,000	550,000
Maximum month-end balance during period	655,000	675,000
Interest rate:
Weighted average for the period	2.50%	1.60%
Weighted average at period-end	2.73%	2.20%

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
      The following table presents an analysis of the sensitivity inherent in the Company’s net interest income and market value of portfolio equity. The data used to prepare the table is as of March 31, 2005, which may not be representative of average balances at any other time period. This analysis is reviewed by management on a monthly basis. The results are impacted by changes in the composition of the balance sheet. Management believes that, based on available information, the Bank has been and will continue to be slightly asset sensitive. The interest rate scenarios presented in the table include interest rates at March 31, 2005 and December 31, 2004 as adjusted by parallel, instantaneous, and sustained rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions. Because there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value sensitivity analysis presented includes assumptions that (i) the composition of the Company’s interest sensitive assets and liabilities existing at period end will remain constant over the twelve month measurement periods, and (ii) that changes in market rates are parallel, instantaneous, and sustained across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.

	Change in Interest Rates

	-200	-100	0	+100	+200

Impact on net interest income:
Next 12 months:
March 31, 2005	(2.62)%	(0.30)%	0.00%	1.98%	3.80%
December 31, 2004	(5.69)%	(0.93)%	0.00%	2.03%	3.88%
Months 13 to 24:
March 31, 2005	(6.98)%	(2.02)%	0.00%	3.56%	6.95%
December 31, 2004	(11.39)%	(3.36)%	0.00%	3.60%	6.82%
Impact on market value of portfolio equity:
March 31, 2005	(4.62)%	(0.36)%	0.00%	(0.37)%	(0.99)%
December 31, 2004	(8.21)%	(1.78)%	0.00%	(0.16)%	(0.67)%

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
      The Company’s one-year cumulative GAP position at March 31, 2005 was a positive $660.4 million, or 8.73%, of total assets. This is a one-day position that is continually changing and is not indicative of the Company’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, management believes that a GAP analysis alone does not accurately measure the magnitude of changes in net interest income because changes in interest rates do not impact all categories of assets, liabilities, and off-balance sheet instruments equally or simultaneously.

      The following table sets forth an interest rate sensitivity analysis for the Company as of March 31, 2005 and December 31, 2004.

			One Year to	More Than	Total Rate	Total Non-
	0-90 Days	91-365 Days	Three Years	Three Years	Sensitive	Rate Sensitive	Total

	(Dollars in thousands)
Cash and due from banks	$—	$—	$—	$—	$—	$274,842	$274,842
Federal funds sold and other cash equivalents	63,367	—	—	—	63,367	—	63,367
Securities	16,862	104,953	320,399	1,477,051	1,919,265	—	1,919,265
Loans	3,344,724	382,146	509,577	467,184	4,703,631	12,421	4,716,052
Allowance for loan losses	—	—	—	—	—	(49,291)	(49,291)
Other assets	162,852	—	—	—	162,852	472,421	635,273

Total assets	$3,587,805	$487,099	$829,976	$1,944,235	$6,849,115	$710,393	$7,559,508

Deposits	$1,510,117	$773,755	$723,578	$1,047,151	$4,054,601	$1,751,106	$5,805,707
Securities sold under repurchase agreements and other borrowings	905,802	371	1,100	6,701	913,974	—	913,974
Senior subordinated debenture	75,000	—	—	—	75,000	—	75,000
Junior subordinated deferrable interest debentures	149,486	—	—	—	149,486	—	149,486
Other liabilities	—	—	—	—	—	38,153	38,153
Shareholders’ equity	—	—	—	—	—	577,188	577,188

Total liabilities and shareholders’ equity	$2,640,405	$774,126	$724,678	$1,053,852	$5,193,061	$2,366,447	$7,559,508

Period GAP	$947,400	$(287,027)	$105,298	$890,383	$1,656,054
Cumulative GAP	$947,400	$660,373	$765,671	$1,656,054	$1,656,054
Period GAP to total assets	12.53%	(3.80)%	1.39%	11.78%	21.90%
Cumulative GAP to total assets	12.53%	8.73%	10.12%	21.90%	21.90%
As of December 31, 2004
Period GAP	$1,014,513	$(257,798)	$161,407	$824,850	$1,742,972
Cumulative GAP	$1,014,513	$756,715	$918,122	$1,742,972	$1,742,972
Period GAP to total assets	13.52%	(3.43)%	2.15%	10.99%	23.23%
Cumulative GAP to total assets	13.52%	10.09%	12.24%	23.23%	23.23%

Liquidity and Capital Resources
      Liquidity management involves maintaining sufficient cash levels to fund operations and to meet the requirements of borrowers, depositors, and creditors. The objective of liquidity risk management is to ensure that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Company, are met at a reasonable cost. The Company maintains a liquidity risk management policy which identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-

specific or a systemic financial crisis. The liquidity position is continually monitored by the ALCO. Higher levels of liquidity bear higher corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets, and higher interest expense involved in extending liability maturities. Liquid assets include cash and cash equivalents, loans and securities maturing within one year, and money market instruments. In addition, the Company holds securities maturing after one year, which can be sold to meet liquidity needs.
      The Company relies primarily on customer deposits, its securities portfolio, the capital markets, the FHLB, the U.S. Treasury, and operating cash flow to fund interest-earning assets and other liquidity needs.
      Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds.
      Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Core deposits include all deposits, except certificates of deposit and other time deposits of $100,000 and over. Average core deposits funded approximately 67% of total interest-earning assets for the quarter ended March 31, 2005 and 72% for the corresponding period in 2004. The decrease in the first quarter of 2005 is a result of the strong loan growth experienced during the year outpacing the growth in core deposits necessitating an increased reliance on non-core deposit sources of funding.
      Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Bank has access to the FHLB for borrowing purposes. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources, or operations.
      Subject to certain limitations, the Bank may borrow funds from the FHLB in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition. Borrowings from the FHLB by the Bank were $457.4 million at March 31, 2005. The Bank has pledged $430.3 million of its securities portfolio and $993.0 million of its loan portfolio as collateral for its borrowings from the FHLB at March 31, 2005. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. Currently, the minimum is 0.15% of total assets or $1,000, whichever is greater (not to exceed $25 million), plus 4.25% of outstanding advance balances plus 4.25% of the outstanding principal balance of Mortgage Partnership Finance Program loans retained on the Bank’s balance sheet. Unused borrowing capacity at March 31, 2005 was $924.8 million. The Bank uses FHLB advances for both long-term and short-term liquidity needs. Other than normal banking operations, the Bank has no long-term liquidity needs. The Bank has not been involved with highly leveraged transactions that may create unusual long-term liquidity needs.

      The Company has issued a total of $149.5 million of junior subordinated deferrable interest debentures to three wholly owned statutory business trusts, Statutory Trust I, Statutory Trust II, and Statutory Trust III (collectively, the “Trusts”). Details of the Company’s transactions with these trusts are presented below.

			Trust	Junior		Interest
			Preferred	Subordinated		Rate at
		Maturity	Securities	Debt Owned		March 31,	Redemption
Description	Issuance Date	Date	Outstanding	by Trust	Interest Rate	2005	Date

	(Dollars in thousands)
Statutory Trust I	10/7/2003	12/17/2033	$50,000	$51,547	3-month LIBOR plus 2.85%	5.88%	12/17/2008
Statutory Trust II	9/24/2004	10/7/2034	35,000	36,083	3-month LIBOR plus 1.90%	4.56%	10/7/2009
Statutory Trust III	12/13/2004	12/15/2034	60,000	61,856	3-month LIBOR plus 1.78%	4.79%	12/15/2009

			$145,000	$149,486

      The Debentures are the sole assets of the Trusts and are subordinate to all of the Company’s existing and future obligations for borrowed or purchased money, obligations under letters of credit and certain derivative contracts, and any guarantees by the Company of any of such obligations. The proceeds, net of issuance costs, from these offerings were used to fund the cash purchase price for Reunion and Klein and to augment the Company’s capital ratios to support its loan growth.
      The trust preferred securities issued by the Trusts are included in the Tier 1 capital of the Company for regulatory capital purposes. The Federal Reserve Board may in the future disallow inclusion of trust preferred securities as Tier 1 capital due to the requirements of FIN No. 46. On February 28, 2005, the Federal Reserve Board issued final rules that provide that trust preferred securities may continue to be included in Tier 1 capital subject to quantitative limitations and to deductions for goodwill less any associated deferred tax liability. As of March 31, 2005, if the Company were not permitted to include the $145.0 million in trust preferred securities in its Tier 1 capital, the Company would still meet the regulatory minimums required to be classified as adequately capitalized.
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
      The Company has in place a Dividend Reinvestment and Stock Purchase Plan with an optional cash purchase with waiver arrangement to allow the Company to issue up to 2,000,000 shares of its common stock over time to support its liquidity and capital needs. This plan has not yet been implemented.
      During the third quarter of 2001, the Company announced a program to repurchase, from time to time, up to 1.0 million shares of its common stock. As of March 31, 2005, no shares of the Company’s common stock had been repurchased under this plan.

      The following table compares the Company’s and the Bank’s reported leverage and risk-weighted capital ratios as of March 31, 2005 and December 31, 2004 to the minimum regulatory standards:

						Minimum to be Well
						Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirement			Action Provisions

	Amount	Ratio	Amount	Ratio		Amount	Ratio

	(Dollars in thousands)
As of March 31, 2005
Total Capital (to Risk Weighted Assets):
The Company	$700,833	11.16%	$502,187	8.00%		$627,734	10.00%
The Bank	693,370	11.06	501,625	8.00		627,031	10.00
Tier 1 Capital (to Risk Weighted Assets):
The Company	576,542	9.18	251,094	4.00		376,640	6.00
The Bank	643,453	10.26	250,812	4.00		376,219	6.00
Tier 1 Capital (to Average Assets):
The Company	576,542	7.80	295,735	4.00	(1)	369,668	5.00
The Bank	643,453	8.70	295,718	4.00	(1)	369,647	5.00
As of December 31, 2004
Total Capital (to Risk Weighted Assets):
The Company	683,804	11.02	496,231	8.00		620,289	10.00
The Bank	676,090	10.91	495,559	8.00		619,449	10.00
Tier 1 Capital (to Risk Weighted Assets):
The Company	559,396	9.02	248,115	4.00		372,173	6.00
The Bank	626,074	10.11	247,780	4.00		371,670	6.00
Tier 1 Capital (to Average Assets):
The Company	559,396	7.81	286,337	4.00	(1)	357,921	5.00
The Bank	626,074	8.77	285,522	4.00	(1)	356,903	5.00

(1)	The Tier 1 leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

Critical Accounting Policies
      The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States which are used in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.
      The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers, and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, “— Financial Condition — Credit Management” for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.
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
      Mortgage servicing rights assets are established and accounted for based on discounted cash flow modeling techniques, which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, credit loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of mortgage servicing rights is considered a critical accounting estimate. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, “Note 1 — Nature of Operations and Summary of Significant Accounting Policies” and “Note 8 — Mortgage Servicing Rights —” for further discussion on the accounting for these assets.

Recent Accounting Pronouncements and Developments
      See “Note 1 — Nature of Operations and Summary of Significant Accounting Policies” in the accompanying notes to the condensed consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
      There have been no material changes since December 31, 2004. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity.”

ITEM 4.	Controls and Procedures
      The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2005 and concluded that those disclosure controls and procedures were effective as of that date.
      During the quarter ended March 31, 2005, there have been no significant changes in the Company’s internal control over financial reporting or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation.

      While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.
      With respect to the unaudited financial information of Amegy Bancorporation, Inc. for the three months ended March 31, 2005 and 2004 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its separate report dated May 6, 2005 appearing herein states that it did not audit and it does not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
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

Item 2.	Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities
      None.

Item 3.	Defaults upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Securities Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits

Exhibit
Number		Description

3.1		Articles of Incorporation of the Company, restated as of May 1, 2001 (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-60190)

3.2		Bylaws of the Company (Restated as of December 31, 1996) (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 Registration Statement No. 333-16509)

4.1		Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 Registration Statement No. 333-16509)

4.2		Indenture, dated as of September 24, 2004, between the Company, as Issuer, and Wells Fargo Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 28, 2004)

10.1		Form of Indemnity Agreement between the Company and each of the following (a) directors of the Company and/or its subsidiaries: Willie J. Alexander, Carin M. Barth, John B. Brock III, Timothy R. Brown, Kirbyjon H. Caldwell, Ernest H. Cockrell, J. David Heaney, Paul W. Hobby, John W. Johnson, Walter E. Johnson, Barry M. Lewis, Fred R. Lummis, Scott J. McLean, Paul B. Murphy, Jr., Andres Palandjoglou, Wilhelmina E. Robertson, Thomas F. Soriero, Sr., Stanley D. Stearns, Manuel Urquidi and Mark A. Wallace; and (b) executive officers of the Company and/or its subsidiaries: Dale A. Andreas, Joseph H. Argue III, E. Reginald Brewer, Frank D. Cox, John O. Drew, Michael R. Duckworth, David C. Farries, Joseph Goyne, Debra J. Innes, Terry Kelley, Conrad W. Magouirk, Marylyn Manis-Hassanein, George Marshall, Randall E. Meyer, P. Allan Port, Steve D. Stephens, Barbara S. Vilutis and W. Lane Ward (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 6, 2005)

*15	.1	Awareness Letter of PricewaterhouseCoopers LLP

*31	.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31	.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32	.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32	.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL B. MURPHY, JR. Paul B. Murphy, Jr.	Director and Chief Executive Officer (Principal Executive Officer)	May 6, 2005

/s/ RANDALL E. MEYER Randall E. Meyer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 6, 2005

/s/ SCOTT J. MCLEAN Scott J. McLean	Director and President	May 6, 2005

/s/ LAURENCE L. LEHMAN III Laurence L. Lehman III	Senior Vice President and Controller (Principal Accounting Officer)	May 6, 2005

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Articles of Incorporation of the Company, restated as of May 1, 2001 (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-60190)

3.2		Bylaws of the Company (Restated as of December 31, 1996) (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 Registration Statement No. 333-16509)

4.1		Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 Registration Statement No. 333-16509)

4.2		Indenture, dated as of September 24, 2004, between the Company, as Issuer, and Wells Fargo Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 28, 2004)

10.1		Form of Indemnity Agreement between the Company and each of the following (a) directors of the Company and/or its subsidiaries: Willie J. Alexander, Carin M. Barth, John B. Brock III, Timothy R. Brown, Kirbyjon H. Caldwell, Ernest H. Cockrell, J. David Heaney, Paul W. Hobby, John W. Johnson, Walter E. Johnson, Barry M. Lewis, Fred R. Lummis, Scott J. McLean, Paul B. Murphy, Jr., Andres Palandjoglou, Wilhelmina E. Robertson, Thomas F. Soriero, Sr., Stanley D. Stearns, Manuel Urquidi and Mark A. Wallace; and (b) executive officers of the Company and/or its subsidiaries: Dale A. Andreas, Joseph H. Argue III, E. Reginald Brewer, Frank D. Cox, John O. Drew, Michael R. Duckworth, David C. Farries, Joseph Goyne, Debra J. Innes, Terry Kelley, Conrad W. Magouirk, Marylyn Manis-Hassanein, George Marshall, Randall E. Meyer, P. Allan Port, Steve D. Stephens, Barbara S. Vilutis and W. Lane Ward (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 6, 2005)

*15	.1	Awareness Letter of PricewaterhouseCoopers LLP

*31	.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31	.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32	.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32	.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith