Form 10-Q
period 2005-06-30
AMEGY BANCORPORATION, INC.
filed 2005-08-09
CIK 1027258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005

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
      There were 70,754,373 shares of the Registrant’s Common Stock outstanding as of the close of business on August 4, 2005.

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Amegy Bancorporation, Inc.:
      We have reviewed the accompanying condensed consolidated balance sheet of Amegy Bancorporation, Inc. and Subsidiaries (“the Company”) as of June 30, 2005, and the related condensed consolidated statement of income for the three-month and six-month periods ended June 30, 2005 and 2004, the condensed consolidated statement of changes in shareholders’ equity for the six-month period ended June 30, 2005, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
August 5, 2005

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

	June 30,	December 31,
	2005	2004

	(Dollars in thousands,
	except per share amounts)
ASSETS
Cash and due from banks	$301,428	$327,558
Federal funds sold and other cash equivalents	28,774	14,417

Total cash and cash equivalents	330,202	341,975
Securities available for sale (including $350,279 and $319,599 pledged to creditors)	1,921,521	1,927,204
Securities held to maturity (fair value of $51,633 and $58,569)	51,040	58,033
Loans held for sale	116,577	107,404
Loans held for investment, net of allowance for loan losses of $49,180 and $49,408	4,672,100	4,490,170
Premises and equipment, net	170,312	164,443
Accrued interest receivable	32,188	30,200
Goodwill	150,426	149,846
Core deposit intangibles	22,827	27,246
Other assets	271,507	209,082

Total assets	$7,738,700	$7,505,603

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — noninterest-bearing	$1,945,595	$1,871,228
Demand — interest-bearing	104,420	135,003
Money market accounts	2,011,714	2,091,624
Savings	216,509	205,593
Time, $100 and over	1,251,347	944,283
Other time	373,291	372,312

Total deposits	5,902,876	5,620,043
Federal funds purchased and securities sold under repurchase agreements	649,613	482,968
Other borrowings	308,171	560,410
Senior subordinated debenture	75,000	75,000
Junior subordinated deferrable interest debentures	149,486	149,486
Accrued interest payable	4,146	2,902
Other liabilities	36,316	34,380

Total liabilities	7,125,608	6,925,189

Commitments and contingencies
Shareholders’ equity:
Preferred stock — $0.01 par value, 1,000,000 shares authorized; 0 issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock — $1 par value, 300,000,000 shares authorized; 70,649,973 issued and 70,539,090 outstanding at June 30, 2005; 70,198,456 issued and 70,095,949 outstanding at December 31, 2004	70,650	70,198
Additional paid-in capital	98,344	92,330
Retained earnings	460,198	428,311
Deferred compensation	(7,682)	(5,469)
Accumulated other comprehensive loss	(6,613)	(3,221)
Treasury stock, at cost — 110,883 shares and 102,507 shares, respectively	(1,805)	(1,735)

Total shareholders’ equity	613,092	580,414

Total liabilities and shareholders’ equity	$7,738,700	$7,505,603

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$72,884	$50,488	$140,084	$99,350
Securities:
Taxable	17,639	12,351	34,835	25,166
Tax-exempt	2,672	2,327	5,306	4,061
Federal funds sold and other	338	119	621	308

Total interest income	93,533	65,285	180,846	128,885

Interest expense:
Deposits	20,488	8,408	35,983	16,478
Interest on subordinated debentures	2,839	550	5,355	1,095
Interest on other borrowings	7,822	2,110	14,927	4,497

Total interest expense	31,149	11,068	56,265	22,070

Net interest income	62,384	54,217	124,581	106,815
Provision for loan losses	1,500	2,923	4,600	4,832

Net interest income after provision for loan losses	60,884	51,294	119,981	101,983

Noninterest income:
Service charges on deposit accounts	10,662	11,190	22,009	22,230
Investment services	4,642	2,885	8,247	5,855
Other fee income	8,020	5,070	15,356	9,873
Bank-owned life insurance income	1,946	1,906	3,582	3,397
Other operating income	5,878	1,273	10,030	2,595
Gain on sale of loans, net	435	215	1,129	451
Gain (loss) on sale of securities, net	(17)	(25)	(15)	1

Total noninterest income	31,566	22,514	60,338	44,402

Noninterest expenses:
Salaries and employee benefits	34,739	28,458	69,468	56,439
Occupancy expense	10,780	8,887	21,384	17,145
Marketing and advertising	2,113	1,044	4,041	2,093
Professional services	3,716	2,780	7,035	5,100
Core deposit intangible amortization expense	2,171	1,008	4,419	1,911
Other operating expenses	12,768	8,052	24,112	17,642

Total noninterest expenses	66,287	50,229	130,459	100,330

Income before income taxes	26,163	23,579	49,860	46,055
Provision for income taxes	7,005	7,358	13,758	14,547

Net income	$19,158	$16,221	$36,102	$31,508

Earnings per common share:
Basic	$0.27	$0.24	$0.51	$0.46

Diluted	$0.27	$0.23	$0.50	$0.45

Dividends per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Preferred							Accumulated
	Stock		Common Stock		Additional			Other		Total
					Paid-In	Retained	Deferred	Comprehensive	Treasury	Shareholders’
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Compensation	Loss	Stock	Equity

	(Dollars in thousands, except per share amounts)
BALANCE, DECEMBER 31, 2004	—	$—	70,198,456	$70,198	$92,330	$428,311	$(5,469)	$(3,221)	$(1,735)	$580,414
Exercise of stock options			261,486	262	2,859					3,121
Issuance of restricted common stock, net of shares forfeited into Treasury			186,384	186	3,086		(3,269)		(3)	—
Issuance of non-employee director stock			3,647	4	69					73
Purchase of treasury stock									(67)	(67)
Deferred compensation amortization							1,056			1,056
Cash dividends, $0.06 per common share						(4,215)				(4,215)
Comprehensive income (loss):
Net income for the six months ended June 30, 2005						36,102				36,102
Other comprehensive loss								(3,392)		(3,392)

Total comprehensive income										32,710

BALANCE, JUNE 30, 2005	—	$—	70,649,973	$70,650	$98,344	$460,198	$(7,682)	$(6,613)	$(1,805)	$613,092

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,

	2005	2004

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$36,102	$31,508
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,600	4,832
Deferred tax benefit	(3,344)	(581)
Depreciation	8,728	7,027
Realized (gain) loss on securities available for sale, net	15	(1)
Gain on sale of premises and equipment, net	(650)	(2)
Amortization and accretion of securities’ premiums and discounts, net	1,580	3,189
Amortization of mortgage servicing rights	858	1,206
Amortization of computer software	3,828	3,125
Amortization of core deposit intangibles	4,419	1,911
Other amortization	1,056	728
Income tax benefit from exercise of stock options	614	1,880
Net change in:
Loans held for sale	(9,173)	(1,030)
Other assets and liabilities, net	(4,865)	(3,371)

Net cash provided by operating activities	43,768	50,421

Cash flows from investing activities:
Proceeds from maturity and call of securities available for sale	16,990	25,810
Proceeds from sale of securities available for sale	248,195	559,839
Principal paydowns of mortgage-backed securities available for sale	116,329	166,551
Principal paydowns of mortgage-backed securities held to maturity	6,976	—
Purchase of securities available for sale	(384,459)	(834,392)
Purchase of Federal Reserve Bank stock	(6,713)	(3,400)
Purchase of Federal Home Loan Bank stock	(13,096)	(11,705)
Proceeds from redemption of Federal Home Loan Bank stock	21,654	15,102
Net increase in loans held for investment	(186,855)	(269,608)
Proceeds from sale of premises and equipment	2,604	733
Purchase of premises and equipment	(20,379)	(28,722)
Purchase of mortgage servicing rights	(287)	—
Purchase of Bank-owned life insurance policies	(50,000)	—
Purchase of Reunion Bancshares, Inc., net of cash acquired of $30,596	—	(20,004)
Investment in unconsolidated equity investees	(1,964)	(2,298)

Net cash used in investing activities	(251,005)	(402,094)

Cash flows from financing activities:
Net increase in noninterest-bearing demand deposits	74,367	51,023
Net increase in time deposits	308,043	71,015
Net increase (decrease) in other interest-bearing deposits	(99,577)	47,827
Net increase (decrease) in short-term borrowings	(83,355)	110,955
Proceeds from long-term borrowings	—	2,200
Payments on long-term borrowings	(2,239)	(100,219)
Payments of cash dividends	(4,215)	(4,124)
Net proceeds from exercise of stock options	2,507	4,288
Purchase of treasury stock	(67)	(927)

Net cash provided by financing activities	195,464	182,038

Net decrease in cash and cash equivalents	(11,773)	(169,635)
Cash and cash equivalents at beginning of period	341,975	485,798

Cash and cash equivalents at end of period	$330,202	$316,163

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      The unaudited condensed consolidated financial statements include the accounts of Amegy Bancorporation, Inc. (“the Bancorporation”) and all other entities in which the Bancorporation has a controlling financial interest (collectively referred to as the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position at June 30, 2005 and December 31, 2004, consolidated net income for the three and six months ended June 30, 2005 and 2004, consolidated cash flows for the three and six months ended June 30, 2005 and 2004, and consolidated changes in shareholders’ equity for the six months ended June 30, 2005. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The accounting and financial reporting policies the Company follows conform, in all material respects, to accounting principles generally accepted in the United States of America and to general practices within the financial services industry.
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
      On March 7, 2005, Southwest Bank of Texas National Association changed its name to Amegy Bank National Association (“the Bank”). The Bank’s subsidiary, Mitchell Mortgage Company, L.L.C., changed its name to Amegy Mortgage Company, L.L.C. (“Amegy Mortgage”) on the same date. On May 5, 2005, the name of the Bancorporation changed to Amegy Bancorporation, Inc.
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
      In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which, if fully adopted by the Company, would change the method the Company applies in recognizing the expense of its stock-based compensation plans for awards subsequent to 1994. Adoption of the expense recognition provisions of SFAS No. 123 is optional and the Company decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS No. 123 are required by SFAS No. 123 and are presented below.
      If the fair value based method of accounting under SFAS No. 123 had been applied, the Company’s net income available for common shareholders and earnings per common share would have been reduced to the pro forma amounts indicated below (assuming that the fair value of options granted during the year are amortized over the vesting period):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Dollars in thousands, except per share amounts)
Net income
As reported	$19,158	$16,221	$36,102	$31,508
Pro forma	$18,393	$15,668	$34,633	$30,349
Stock-based compensation cost, net of income taxes
As reported	$374	$252	$686	$495
Pro forma	$1,139	$805	$2,155	$1,654
Basic earnings per common share
As reported	$0.27	$0.24	$0.51	$0.46
Pro forma	$0.26	$0.23	$0.49	$0.44
Diluted earnings per common share
As reported	$0.27	$0.23	$0.50	$0.45
Pro forma	$0.26	$0.22	$0.48	$0.43
      The effect of applying SFAS No. 123 in the above pro forma disclosure is not indicative of future amounts. The Company anticipates making awards in the future under its stock-based compensation plans.
      The Company expects to adopt the provisions of Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS No. 123R”), on January 1, 2006. See “Note 1 — New Accounting Pronouncements” for additional information.

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements
      On December 16, 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires the subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The requirements of SOP 03-3 did not have a material impact on the Company’s financial condition or results of operations.
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
      On June 4, 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. Certain disclosure requirements of EITF Issue 03-01 were adopted in 2003. At its meeting on July 11, 2005, the FASB decided to nullify the guidance in paragraphs 10 through 18 of EITF Issue 03-1, which provided guidance on how to determine whether an investment is other-than-temporarily impaired. The remaining guidance in EITF Issue 03-1 regarding measurement, disclosure, and subsequent accounting for debt securities, as well as the evaluation of whether a cost method investment is impaired, is still applicable. The FASB expects to issue a final FASB Staff Position in August 2005. The Company continues to follow the requirements of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities.
      On July 14, 2005, the FASB issued an exposure draft of a proposed Interpretation, Accounting for Uncertain Tax Positions — an Interpretation of FASB Statement No. 109. The proposed interpretation would require companies to recognize the best estimate of an uncertain tax position only if it is probable of being sustained on audit by the taxation authorities. Subsequently, the tax benefit would be derecognized (by either recording a tax liability or decreasing a tax asset) when the probable threshold is no longer met and it is more likely than not that the tax position will not be sustained. The proposed Interpretation would be effective for years ending after December 15, 2005 and treated as a change in accounting policy. It would require companies to assess all uncertain tax positions and only those meeting the probable threshold at the transition date would continue to be recognized. The difference between the amount previously recognized and the amount recognized after applying the proposed Interpretation would be recorded as the cumulative-effect

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adjustment in the 2005 statement of earnings (restatement is not permitted). The comment period ends September 12, 2005.

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
      On January 31, 2004, the Company completed its merger with Reunion, whereby Reunion’s subsidiary, Lone Star Bank (“Lone Star”), was merged with and into the Bank. The addition of the five Lone Star branches expands the Company’s branch network to include the Dallas market and represents an attractive growth opportunity for the Company. The merger was a cash transaction with $43.5 million paid at closing and an additional $6.5 million deposited into an escrow account. The release of this account is contingent upon the performance of the loan portfolio and other potential liabilities over a three-year period. In addition, the Bank paid $600,000 to Reunion’s financial advisor in connection with this transaction. The purchase price was funded through the proceeds of $51.5 million of junior subordinated deferrable interest debentures issued in October 2003.
      On October 1, 2004, the Company completed its merger with Klein, whereby Klein’s subsidiary, Klein Bank & Trust, was merged with and into the Bank. The addition of the 27 Klein branches expands the Company’s branch network in the northwest quadrant of the Houston metropolitan area. The merger was a cash and common stock transaction with $149.2 million of the $165.0 million purchase price paid in cash and the remainder paid through the issuance of 747,468 common shares of the Company. These shares were valued at the average of the closing price of the Company’s common stock for the fifteen business days ended five business days prior to the merger date. The cash portion of the purchase price was funded through the proceeds of $36.1 million of junior subordinated deferrable interest debentures and $75.0 million of senior subordinated debentures issued in September 2004.

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the merger:

	Reunion	Klein
	January 31,	October 1,
	2004	2004

	(Dollars in thousands)
Cash	$30,596	$78,060
Securities	30,946	329,864
Loans	163,822	163,086
Loan premium (discount)	(1,038)	5,574
Allowance for loan losses	(2,116)	(1,354)
Goodwill	29,755	94,827
Core deposit intangibles	6,379	19,629
Other assets	3,779	23,969
Deposits	(207,026)	(535,644)
Deposit (premium) discount	(39)	684
Borrowings	(2,000)	—
Other liabilities	(2,458)	(13,695)

Cost	$50,600	$165,000

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
      The pro forma combined historical results, as if Reunion and Klein had been included in operations at January 1, 2004, are estimated to be as follows:

	Pro forma	Pro forma
	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004

	(Dollars in thousands, except per
	share amounts)
Net interest income after provision for loan losses and noninterest income	$83,035	$165,616
Income before income taxes	25,573	50,271
Net income	17,551	34,325
Earnings per common share, basic	$0.26	$0.50
Earnings per common share, diluted	$0.25	$0.49

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Securities
      The amortized cost and approximate fair value of securities classified as available for sale and held to maturity are as follows:

	June 30, 2005				December 31, 2004

		Gross Unrealized				Gross Unrealized
	Amortized				Amortized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$427,185	$542	$(3,539)	$424,188	$388,061	$246	$(2,623)	$385,684
Mortgage-backed securities	1,169,943	1,465	(14,769)	1,156,639	1,237,420	3,820	(11,076)	1,230,164
Municipal securities	250,982	8,067	(447)	258,602	246,705	7,564	(1,392)	252,877
Federal Reserve Bank stock	15,223	—	—	15,223	8,511	—	—	8,511
Federal Home Loan Bank stock	24,216	—	—	24,216	32,772	—	—	32,772
Other securities	42,641	12	—	42,653	17,196	—	—	17,196

Total securities available for sale	$1,930,190	$10,086	$(18,755)	$1,921,521	$1,930,665	$11,630	$(15,091)	$1,927,204

Held to maturity:
Mortgage-backed securities	$51,040	$593	$—	$51,633	$58,033	$536	$—	$58,569

Total securities held to maturity	$51,040	$593	$—	$51,633	$58,033	$536	$—	$58,569

      The following table displays the gross unrealized losses and fair value of investments as of June 30, 2005 that were in a continuous unrealized loss position for the periods indicated:

			Greater Than 12 Months

	Less Than 12 Months				Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$212,745	$(1,512)	$94,837	$(2,027)	$307,582	$(3,539)
Mortgage-backed securities	565,673	(4,418)	467,760	(10,351)	1,033,433	(14,769)
Municipal securities	7,075	(20)	37,315	(427)	44,390	(447)

Total securities available for sale	$785,493	$(5,950)	$599,912	$(12,805)	$1,385,405	$(18,755)

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
      The allowance has several components, which include specific reserves, migration analysis reserves, qualitative adjustments, a general reserve component, and a separate reserve for international, cross-border risk (allocated transfer risk reserve).
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

	June 30, 2005		December 31, 2004

		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$24,564	42.98%	$26,285	45.12%
Real estate:
Construction and land development	7,465	19.56	7,547	17.55
1-4 family residential	8,356	16.11	6,569	16.06
Commercial	5,435	16.63	5,778	16.65
Farmland	195	0.23	156	0.30
Other	713	1.63	868	1.39
Consumer	2,452	2.86	2,205	2.93

Total allowance for loan losses	$49,180	100.00%	$49,408	100.00%

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income (Loss)
      Total comprehensive income is reported in the accompanying condensed consolidated statement of changes in shareholders’ equity. Information related to net other comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Other comprehensive income (loss):
Securities available for sale:
Change in fair value during the period	$24,160	$(48,403)	$(5,397)	$(35,067)
Reclassification adjustment for (gains) losses included in income	52	(495)	189	256

	24,212	(48,898)	(5,208)	(34,811)
Deferred tax effect	(8,474)	17,113	1,816	12,185

Net other comprehensive income (loss)	$15,738	$(31,785)	$(3,392)	$(22,626)

      The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 30,	December 31,
	2005	2004

	(Dollars in thousands)
Net unrealized loss on securities available for sale	$(5,642)	$(2,250)
Minimum pension liability	(971)	(971)

Total accumulated other comprehensive loss	$(6,613)	$(3,221)

6.	Mortgage Servicing Rights
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

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the changes in capitalized mortgage servicing rights for the periods indicated:

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2005	2004	2005	2004

	(Dollars in thousands)
Balance, beginning of period	$7,357	$7,926	$7,121	$8,299
Originations	292	286	703	500
Purchases	—	—	287	—
Amortization	(396)	(619)	(858)	(1,206)

Balance, end of period	$7,253	$7,593	$7,253	$7,593

      Loans serviced for others totaled $932.2 million at June 30, 2005 and $885.3 million at June 30, 2004. Capitalized mortgage servicing rights represent 78 basis points and 86 basis points of the portfolio serviced at June 30, 2005 and 2004, respectively.

7.	Earnings Per Common Share
      Earnings per common share is computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Net income	$19,158	$16,221	$36,102	$31,508

Divided by average common shares and common share equivalents:
Average common shares outstanding	70,291	68,746	70,206	68,646
Average common shares issuable under the stock option plan	1,240	1,782	1,384	1,760

Total average common shares and common share equivalents	71,531	70,528	71,590	70,406

Basic earnings per common share	$0.27	$0.24	$0.51	$0.46

Diluted earnings per common share	$0.27	$0.23	$0.50	$0.45

      Stock options outstanding of 1,492,000 and 47,000 for the three months ended June 30, 2005 and 2004, respectively, and 939,000 and 181,000 for the six months ended June 30, 2005 and 2004, respectively, have not been included in diluted earnings per share because to do so would have been antidilutive for the periods presented. Stock options are antidilutive when the exercise price is higher than the current market price of the Company’s common stock.

8.	Segment Information
      The Company has two operating segments: the Bank and Amegy Mortgage. Each segment is managed separately because each business requires different marketing strategies and each offers different products and services.

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company evaluates each segment’s performance based on the revenue and expenses from its operations. Intersegment financing arrangements are accounted for at current market rates as if they were with third parties.
      Summarized financial information by operating segment for the three and six months ended June 30, 2005 and 2004 follows:

	Three Months Ended June 30,

	2005				2004

	Bank	Mortgage	Eliminations	Consolidated	Bank	Mortgage	Eliminations	Consolidated

	(Dollars in thousands)
Interest income	$89,756	$6,895	$(3,118)	$93,533	$63,164	$3,504	$(1,383)	$65,285
Interest expense	31,149	3,118	(3,118)	31,149	11,068	1,383	(1,383)	11,068

Net interest income	58,607	3,777	—	62,384	52,096	2,121	—	54,217
Provision for loan losses	1,400	100	—	1,500	1,899	1,024	—	2,923
Noninterest income	30,421	1,145	—	31,566	21,417	1,097	—	22,514
Noninterest expense	63,108	3,179	—	66,287	48,482	1,747	—	50,229

Income before income taxes	$24,520	$1,643	$—	$26,163	$23,132	$447	$—	$23,579

	Six Months Ended June 30,

	2005				2004

	Bank	Mortgage	Eliminations	Consolidated	Bank	Mortgage	Eliminations	Consolidated

	(Dollars in thousands)
Interest income	$173,485	$13,137	$(5,776)	$180,846	$124,484	$7,050	$(2,649)	$128,885
Interest expense	56,265	5,776	(5,776)	56,265	22,070	2,649	(2,649)	22,070

Net interest income	117,220	7,361	—	124,581	102,414	4,401	—	106,815
Provision for loan losses	4,305	295	—	4,600	3,743	1,089	—	4,832
Noninterest income	57,952	2,386	—	60,338	42,341	2,061	—	44,402
Noninterest expense	124,787	5,672	—	130,459	96,739	3,591	—	100,330

Income before income taxes	$46,080	$3,780	$—	$49,860	$44,273	$1,782	$—	$46,055

Total assets	$7,700,359	$467,787	$(429,446)	$7,738,700	$6,311,259	$318,087	$(287,904)	$6,341,442

      Intersegment interest was paid to the bank by the mortgage company in the amount of $3.1 million and $1.4 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, intersegment interest was $5.8 million and $2.6 million, respectively. Advances from the bank to the mortgage company of $429.4 million and $287.9 million were eliminated in consolidation at June 30, 2005 and 2004, respectively.

9.	Off-Balance Sheet Credit Commitments
      In the normal course of business, the Company becomes a party to various financial transactions which, in accordance with generally accepted accounting principles, are not included in its consolidated balance sheet. These transactions involve various risks, including market and credit risk. Because these transactions generally are not funded, they do not necessarily represent future liquidity requirements. The Company offers these financial instruments to enable its customers to meet their financing objectives and to manage their interest rate risk. Supplying these instruments provides the Company with an ongoing source of fee income.

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
      The amount of the Company’s financial instruments with off-balance sheet risk as of June 30, 2005 and December 31, 2004 is presented below:

	June 30,	December 31,
	2005	2004
	Contract	Contract
	Amount	Amount

	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$2,867,897	$2,720,246
Standby letters of credit	418,004	352,555
Commercial letters of credit	18,287	19,496
Unfunded commitments to unconsolidated investees	22,515	12,621
      The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan commitments and letters of credit is limited to the contractual amount of those instruments. The Company uses the same credit policies in evaluating loan commitments and letters of credit as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments by the Company to guarantee the performance of a customer to a third party. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment, and real property. As of June 30, 2005 and December 31, 2004, $285,000 and $402,000, respectively, has been recorded as a liability for the fair value of the Company’s potential obligations under these letters of credit.

10.	Goodwill and Core Deposit Intangibles
      Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the six months ended June 30, 2005 were as follows:

		Core Deposit
	Goodwill	Intangibles

	(Dollars in thousands)
Balance, December 31, 2004	$149,846	$27,246
Adjustment to acquisition of Klein	580	—
Amortization	—	(4,419)

Balance, June 30, 2005	$150,426	$22,827

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the estimated future amortization expense for core deposit intangibles:

Core Deposit
Intangibles

(Dollars in thousands)
Remaining 2005	$3,559
2006	5,432
2007	4,141
2008	3,137
2009	2,212
Thereafter	4,346

11.	Subordinated Debentures

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

			Trust	Junior		Interest
			Preferred	Subordinated		Rate at
	Issuance	Maturity	Securities	Debt Owned		June 30,	Redemption
Description	Date	Date	Outstanding	by Trust	Interest Rate	2005	Date

(Dollars in thousands)
Statutory Trust I	10/7/2003	12/17/2033	$50,000	$51,547	3-month LIBOR plus 2.85%	6.27%	12/17/2008
Statutory Trust II	9/24/2004	10/7/2034	35,000	36,083	3-month LIBOR plus 1.90%	5.04%	10/7/2009
Statutory Trust III	12/13/2004	12/15/2034	60,000	61,856	3-month LIBOR plus 1.78%	5.19%	12/15/2009

			$145,000	$149,486

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

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Subordinated Debentures
      On September 22, 2004, the Company entered into a Subordinated Debenture Purchase Agreement. Under the terms of this agreement, the Company issued an aggregate principal amount of $75.0 million in floating rate subordinated debt. All amounts due and owed under the Subordinated Debenture are to be repaid in full on September 22, 2014. At the Company’s election, the Subordinated Debenture bears interest at LIBOR plus 125 basis points or US Bank NA prime rate less 100 basis points. The interest rate on the Subordinated Debenture was 4.34% at June 30, 2005. This agreement includes a financial covenant that the Company shall maintain such capital as may be necessary to cause the Company to be classified as “adequately capitalized” and the Bank shall maintain such capital as may be necessary to cause it to be classified as “well capitalized” as of the end of each calendar quarter. Upon declaration of or a continuing event of default, the Company will be restricted from declaring or paying or causing or permitting any subsidiary to pay a cash dividend or other distribution to parties that are ranked junior to the holders of the subordinated debt. The Company has agreed to certain restrictions on its ability to incur additional indebtedness that is senior to the Subordinated Debenture. If the subordinated debt ceases to qualify as Tier 2 capital under the applicable rules and regulations promulgated by the Board of Governors of the Federal Reserve System, the Company and the lender may restructure the debt as a senior unsecured obligation of the Company or the Company may repay the debt. The Company used the proceeds of the debenture to fund the cash purchase price for Klein and to augment the Company’s capital ratios to support its loan growth. See “Note 2 — Merger Related Activity” for further discussion of the merger.

12.	Common Stock Cash Dividend
      On May 4, 2005, the Company’s Board of Directors declared a cash dividend of $0.03 cents per common share paid on June 15, 2005 to shareholders of record as of June 1, 2005.

13.	Common Stock Split
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

14.	Supplemental Cash Flow Information
      On January 31, 2004, the Company purchased all of the capital stock of Reunion for $50.0 million. In conjunction with this acquisition, liabilities were assumed as follows:

Reunion
January 31,
2004

(Dollars in
thousands)
Fair value of assets acquired	$261,523
Cash paid for the capital stock	(50,000)

Liabilities assumed	$211,523

AMEGY BANCORPORATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Subsequent Events
      On July 6, 2005, the Company and Zions Bancorporation (“Zions”) issued a joint press release announcing that the two companies had signed a definitive agreement under which Zions will acquire the Company. Under the terms of the definitive agreement, the shareholders of the Company will have the right, subject to proration, to elect to receive cash or Zions common stock, in either case having a value equal to $8.50 plus 0.202 Zions shares. Upon completion of the transaction, the Company is expected to operate under its current name, charter and management as a separate Zions banking subsidiary. The merger is subject to regulatory approval and also approval by the shareholders of the Company and is expected to close during the fourth quarter of this year. As a part of the merger transaction, the Company announced its intent to increase its quarterly dividend to $0.11 per common share beginning with its next dividend.

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

Results of Operations
      Selected income statement data and other selected data for comparable periods was as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Taxable — equivalent net interest income	$63,944	$55,618	$127,687	$109,257
Taxable — equivalent adjustment	(1,560)	(1,401)	(3,106)	(2,442)

Net interest income, as reported	62,384	54,217	124,581	106,815
Provision for loan losses	1,500	2,923	4,600	4,832
Noninterest income	31,566	22,514	60,338	44,402
Noninterest expenses	66,287	50,229	130,459	100,330

Income before income taxes	26,163	23,579	49,860	46,055
Provision for income taxes	7,005	7,358	13,758	14,547

Net income	$19,158	$16,221	$36,102	$31,508

Basic earnings per common share	$0.27	$0.24	$0.51	$0.46
Diluted earnings per common share	$0.27	$0.23	$0.50	$0.45
Return on average assets	1.00%	1.06%	0.96%	1.04%
Return on average common shareholders’ equity	12.88%	12.66%	12.28%	12.35%
      Net income was $19.2 million and $16.2 million and diluted earnings per common share was $0.27 and $0.23 for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005, net income was $36.1 million ($0.50 per diluted common share), compared with $31.5 million ($0.45 per diluted common share) for the same period in 2004, an increase of 15%. This increase in net income was primarily the result of loan growth, increases in fee income, and the maintenance of strong asset quality offset by increases in operating expenses resulting from the Company’s mergers with Reunion Bancshares, Inc. (“Reunion”) and Klein Bancshares, Inc. (“Klein”) during 2004 and normal operating expense increases to support the Company’s growth. Returns on average assets were 1.00% and 1.06% and returns on average common shareholders’ equity were 12.88% and 12.66% for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005, return on average assets and return on average common shareholders’ equity was 0.96% and 12.28%, respectively, compared with 1.04% and 12.35% for the six months ended June 30, 2004. Return on average assets and return on average common shareholders’ equity in 2005 were negatively impacted by the decline in the net interest margin, merger-related expenses, and expenses related to the name change as discussed below. Return on average assets is calculated by dividing net income by the daily average of total assets. Return on average common shareholders’ equity is calculated by dividing net income by the daily average of common shareholders’ equity.
      Total assets at June 30, 2005 and December 31, 2004 were $7.74 billion and $7.51 billion, respectively. This growth was a result of a favorable local economy and the Company’s overall growth strategy. Loans were $4.84 billion at June 30, 2005, an increase of $190.9 million, or 4%, from $4.65 billion at December 31, 2004. Deposits increased to $5.90 billion at June 30, 2005 from $5.62 billion at December 31, 2004.
      Two principal components of the Company’s growth strategy are expansion through de novo branching and strategic merger transactions. During 2004, two new branches were opened in the Houston metropolitan area. The merger with Reunion, closed on January 31, 2004, added five branch locations in Dallas and initiated the Company’s entry into the important Dallas-Fort Worth Metroplex market. The Company opened an operations center in Dallas during the second quarter of 2004 to enable it to offer its treasury management products to commercial businesses in that market. The merger with Klein, closed on October 1, 2004, added 27 branches in the attractive northwest quadrant of the Houston metropolitan area to the Company’s branch network, bringing the total number of branches to 78 at June 30, 2005.

      Taxable-equivalent net interest income increased $8.3 million, or 15%, to $63.9 million for the quarter ended June 30, 2005 compared with $55.6 million for the quarter ended June 30, 2004. This increase was primarily the result of the Company’s internal loan growth coupled with loans acquired through the mergers with Reunion and Klein. Average loans outstanding were $4.76 billion and $3.87 billion during the quarters ended June 30, 2005 and 2004, respectively, an increase of $888.3 million, or 23%. Average investment securities were $2.00 billion and $1.63 billion during the quarters ended June 30, 2005 and 2004, respectively, an increase of $367.4 million, or 23%. This increase in investment securities also contributed to the increase in net interest income.
      Taxable-equivalent net interest income increased $18.4 million, or 17%, to $127.7 million for the six months ended June 30, 2005, compared with $109.3 million for the six months ended June 30, 2004. This increase was primarily the result of the Company’s internal loan growth coupled with loans acquired through the mergers with Reunion and Klein. Average loans outstanding were $4.72 billion and $3.79 billion during the six months ended June 30, 2005 and 2004, respectively, an increase of $937.0 million, or 25%. Average investment securities were $1.98 billion and $1.59 billion during the six months ended June 30, 2005 and 2004, respectively, an increase of $384.6 million, or 24%. This increase in investment securities also contributed to the increase in net interest income.
      Noninterest income was $31.6 million and $22.5 million for the three months ended June 30, 2005 and 2004, respectively, an increase of $9.1 million, or 40%. For the six months ended June 30, 2005, noninterest income increased $15.9 million, or 36%, to $60.3 million, compared with $44.4 million for the same period last year. Noninterest income continues to be an important component of the Company’s net income and comprises 34% and 33% of total revenue, defined as net interest income plus noninterest income, for the three and six months ended June 30, 2005, respectively. The primary drivers of the increase were increased income from the trust, investment, and foreign exchange groups, increased fee income from loan operations and retail services, and valuation gains from the private equity investment portfolio. Other operating income was $5.9 million and $1.3 million for the three months ended June 30, 2005 and 2004, respectively, an increase of $4.6 million. For the six months ended June 30, 2005 and 2004, other operating income was $10.0 million and $2.6 million, respectively, an increase of $7.4 million. The increase in other operating income was primarily due to valuation gains of $4.6 million from the private equity investment portfolio in the second quarter of 2005. In addition, the Company recorded an $1.0 million gain on the sale of the Company’s interest in the PULSE network and a gain of $1.2 million on the sale of an unused drive-through facility in downtown Houston in of 2005.
      Noninterest expenses were $66.3 million and $50.2 million for the three months ended June 30, 2005 and 2004, respectively. Noninterest expenses increased $30.1 million, or 30%, to $130.5 million for the six months ended June 30, 2005, compared with $100.3 million for the same period last year. The primary causes of the increase in noninterest expenses were the Company’s merger activity, expenses related to the Dallas operations center which opened in the second quarter of 2004, expenses related to the name change, increased loan and other real estate owned expenses, and normal operating expense increases to support the increase in the levels of the Company’s business. The Company incurred $759,000 and $1.5 million of merger-related expenses and $1.7 million and $3.8 million of expenses related to the change in its name in the three-and six-month periods ended June 30, 2005, respectively. In addition, the Company continues to invest in its technology infrastructure and personnel to accommodate the growth in its various business activities, including the sale of treasury management products and services, and to continually upgrade its capabilities to meet customer and data security requirements.
      Credit quality is an area of importance to the Company, and asset quality indicators remained positive in the second quarter of 2005. For the three months ended June 30, 2005, annualized net charge-offs were 0.14% of average loans, compared with net charge-offs of 0.38% for the corresponding period in the prior year. For the six months ended June 30, 2005, net charge-offs were 0.21% of average loans, compared with 0.14% for the same period in 2004. Nonperforming assets to total loans and other real estate was 0.44% at June 30, 2005, an improvement from 0.61% at June 30, 2004. The allowance for loan losses to nonperforming loans was 347.61% at June 30, 2005, compared with 368.21% at June 30, 2004. See “— Financial Condition — Loans Held for Investment” for information on the composition of the loan portfolio.

      The Company’s capital position remains strong and in excess of the regulatory minimums required to be classified as “well capitalized.” Its Tier 1 capital ratio of 9.14% and Total Capital ratio of 11.04% were augmented by the issuance of $35.0 million in trust preferred securities issued by SWBT Statutory Trust II in September 2004 and $60.0 million in trust preferred securities issued by SWBT Statutory Trust III in December 2004 (neither of which are consolidated for reporting purposes) and the issuance of $75.0 million of senior subordinated debentures in September 2004. The proceeds of these issuances were used to fund the merger with Klein and to augment the Company’s capital to support the growth in its loan portfolio. See “— Financial Condition — Liquidity.”

Net Interest Income
      Net interest income represents the amount by which interest income on interest-earning assets, primarily securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and borrowed funds. Net interest income, the principal source of the Company’s earnings, provided 66% of the Company’s total revenues for the quarter ended June 30, 2005, compared with 71% for the corresponding period in the prior year. For the six months ended June 30, 2005, net interest income provided 67% of the Company’s total revenues, compared with 71% for the corresponding period in the prior year. Changes in the level of interest rates, as influenced by the Federal Reserve Board’s monetary policies, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income.
      Taxable-equivalent net interest income was $63.9 million and $55.6 million for the three months ended June 30, 2005 and 2004, respectively, an increase of $8.3 million, or 15%. Growth in average interest-earning assets, primarily loans, was $1.26 billion, or 23%, while taxable-equivalent yields on interest-earning assets increased 77 basis points to 5.61%. For the quarter ended June 30, 2005, the growth in interest-earning assets, primarily loans, generated a $15.4 million increase in taxable-equivalent interest income. The increase in the taxable-equivalent yield on interest-earning assets contributed a $13.1 million increase in taxable-equivalent interest income. The impact of the growth in average interest-earning assets and the increased yield was partially offset by an increase in the cost of average interest bearing liabilities of 128 basis points to 2.38% for the quarter ended June 30, 2005, compared with 1.10% during the corresponding period in 2004. This increase in rate generated $16.0 million in interest expense in the second quarter of 2005. The combined effect of the growth in interest-earning assets, the increase in the taxable-equivalent yield on interest-earning assets, the flattening of the yield curve, and the increase in cost of interest-bearing liabilities was an 26 basis point decline in the taxable-equivalent net interest margin for the quarter ended June 30, 2005 to 3.77%, compared with 4.03% for the corresponding period in 2004.
      For the six months ended June 30, 2005, taxable-equivalent net interest income was $127.7 million, compared with $109.3 million for the corresponding period in 2004, an increase of $18.4 million, or 17%. Growth in average interest-earning assets, primarily loans, was $1.31 billion, or 24%, while taxable-equivalent yields on interest-earning assets increased 64 basis points to 5.50%. For the six months ended June 30, 2005, the growth in interest-earning assets, primarily loans, generated a $32.3 million increase in taxable-equivalent interest income. The increase in the taxable-equivalent yield on interest-earning assets contributed a $21.1 million increase in taxable-equivalent interest income. The impact of the growth in average interest-earning assets and the increased yield was partially offset by an increase in the cost of average interest bearing liabilities of 108 basis points to 2.18% for the six months ended June 30, 2005, compared with 1.10% during the corresponding period in 2004. This increase in rate generated $26.7 million in interest expense in the six months ended June 30, 2005. The combined effect of the growth in interest-earning assets, the increase in the taxable-equivalent yield on interest-earning assets, the flattening of the yield curve, and the increase in cost of interest-bearing liabilities was a 22 basis point decline in the taxable-equivalent net interest margin for the six months ended June 30, 2005 to 3.82%, compared with 4.04% for the corresponding period in 2004.
      Net interest margin risk is typically related to a narrowing of the margin between the yield on interest-earning assets and the cost of interest-bearing liabilities as the level of market interest rates changes and changes occur both in the business mix and the rate of growth of the Company’s loan and securities portfolios and the mix and cost of its sources of liabilities used to fund its earning assets. The Company mitigates this risk with asset and liability policies designed to maximize net interest income and the net present value of future cash flows within authorized risk limits by managing the changes in its deposit and loan pricing, seeking to manage the repricing profile of its interest-bearing liabilities and its interest-earning loan portfolio, and by managing the composition and maturity profile of its securities portfolio. The growth in interest-earning assets, primarily loans, continues to outpace the growth in internally generated deposits, resulting in an increased reliance on higher cost wholesale funding sources to support this growth. As the market level of interest rates changes, wholesale funding sources typically will reprice more rapidly than core deposits.
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

	Three Months Ended June 30,

	2005			2004

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid(1)	Rate	Balance	Paid(1)	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$4,761,471	$73,114	6.16%	$3,873,174	$50,677	5.26%
Securities	1,996,238	21,641	4.35	1,628,789	15,890	3.92
Federal funds sold and other	43,514	338	3.12	42,375	119	113

Total interest-earning assets	6,801,223	95,093	5.61%	5,544,338	66,686	4.84%

Less allowance for loan losses	(50,833)			(49,658)

	6,750,390			5,494,680
Noninterest-earning assets	906,569			686,900

Total assets	$7,656,959			$6,181,580

Interest-bearing liabilities:
Money market and savings deposits	$2,317,533	9,040	1.56%	$2,052,257	3,353	0.66%
Time deposits	1,564,356	11,448	2.94	1,065,937	5,055	1.91
Repurchase agreements and other borrowed funds	1,372,552	10,661	3.12	940,165	2,660	1.14

Total interest-bearing liabilities	5,254,441	31,149	2.38%	4,058,359	11,068	1.10%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,765,836			1,574,075
Other liabilities	40,155			33,824

Total liabilities	7,060,432			5,666,258
Shareholders’ equity	596,527			515,322

Total liabilities and shareholders’ equity	$7,656,959			$6,181,580

Taxable-equivalent net interest income		$63,944			$55,618

Taxable-equivalent net interest spread			3.23%			3.74%

Taxable-equivalent net interest margin			3.77%			4.03%

(1)	For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets assuming a 35% federal income tax rate. The following is a reconciliation of taxable-equivalent net interest income to net interest income, as reported:

	Three Months Ended
	June 30,

	2005	2004

	(Dollars in thousands)
Taxable-equivalent net interest income	$63,944	$55,618
Taxable-equivalent adjustment	(1,560)	(1,401)

Net interest income, as reported	$62,384	$54,217

	Six Months Ended June 30,

	2005			2004

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid(1)	Rate	Balance	Paid(1)	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$4,722,238	$140,527	6.00%	$3,785,214	$99,678	5.30%
Securities	1,976,870	42,804	4.37	1,592,290	31,341	3.96
Federal funds sold and other	43,827	621	2.86	58,481	308	1.06

Total interest-earning assets	6,742,935	183,952	5.50%	5,435,985	131,327	4.86%

Less allowance for loan losses	(50,748)			(47,714)

	6,692,187			5,388,271
Noninterest-earning assets	914,526			716,284

Total assets	$7,606,713			$6,104,555

Interest-bearing liabilities:
Money market and savings deposits	$2,341,021	16,053	1.38%	$2,012,728	6,561	0.66%
Time deposits	1,447,413	19,930	2.78	1,035,563	9,917	1.93
Repurchase agreements and other borrowed funds	1,425,922	20,282	2.87	974,197	5,592	1.15

Total interest-bearing liabilities	5,214,356	56,265	2.18%	4,022,488	22,070	1.10%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,762,810			1,532,569
Other liabilities	36,635			36,491

Total liabilities	7,013,801			5,591,548
Shareholders’ equity	592,912			513,007

Total liabilities and shareholders’ equity	$7,606,713			$6,104,555

Taxable-equivalent net interest income		$127,687			$109,257

Taxable-equivalent net interest spread			3.32%			3.76%

Taxable-equivalent net interest margin			3.82%			4.04%

(1)	For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets assuming a 35% federal income tax rate. The following is a reconciliation of taxable-equivalent net interest income to net interest income, as reported:

	Three Months Ended
	June 30,

	2005	2004

	(Dollars in thousands)
Taxable-equivalent net interest income	$127,687	$109,257
Taxable-equivalent adjustment	(3,106)	(2,442)

Net interest income, as reported	$124,581	$106,815

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

	Three Months Ended			Six Months Ended
	June 30, 2005 vs. 2004			June 30, 2005 vs. 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Total	Volume	Rate	Days	Total

	(Dollars in thousands)
Interest-earning assets:
Loans	$11,727	$10,710	$22,437	$24,770	$16,627	$(548)	$40,849
Securities	3,622	2,129	5,751	7,604	4,031	(172)	11,463
Federal funds sold and other	3	216	219	(77)	392	(2)	313

Total increase (decrease) in taxable-equivalent interest income	15,352	13,055	28,407	32,297	21,050	(722)	52,625

Interest-bearing liabilities:
Money market and savings deposits	436	5,252	5,688	1,069	8,459	(36)	9,492
Time deposits	2,375	4,018	6,393	3,944	6,123	(54)	10,013
Repurchase agreements and borrowed funds	1,228	6,773	8,001	2,589	12,132	(31)	14,690

Total increase (decrease) in interest expense	4,039	16,043	20,082	7,602	26,714	(121)	34,195

Increase (decrease) in taxable-equivalent net interest income	$11,313	$(2,988)	$8,325	$24,695	$(5,664)	$(601)	$18,430

Provision for Loan Losses
      The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses was $1.5 million and $2.9 million for the three months ended June 30, 2005 and 2004, respectively. The provision for loan losses was $4.6 million for the six months ended June 30, 2005 compared with $4.8 million for the six months ended June 30, 2004. Management regularly reviews the Company’s loan loss allowance in accordance with its standard procedures. See “— Financial Condition — Allowance for Loan Losses.”

Noninterest Income
      Noninterest income for the three months ended June 30, 2005 was $31.6 million, an increase of $9.1 million, or 40%, from $22.5 million during the comparable period in 2004. Noninterest income for the six months ended June 30, 2005 was $60.3 million, an increase of $15.9 million, or 36%, from $44.4 million during the comparable period in 2004. The following table shows the breakout of noninterest income between the bank and the mortgage company for the periods indicated.

	Three Months Ended June 30,						Six Months Ended June 30,

	2005			2004			2005			2004

	Bank	Mortgage	Combined	Bank	Mortgage	Combined	Bank	Mortgage	Combined	Bank	Mortgage	Combined

	(Dollars in thousands)
Service charges on deposit accounts	$10,662	$—	$10,662	$11,190	$—	$11,190	$22,009	$—	$22,009	$22,230	$—	$22,230
Investment services	4,642	—	4,642	2,885	—	2,885	8,247	—	8,247	5,855	—	5,855
Factoring fee income	1,252	—	1,252	891	—	891	2,326	—	2,326	1,845	—	1,845
Loan fee income	1,719	530	2,249	768	381	1,149	3,137	1,279	4,416	1,421	852	2,273
Bank-owned life insurance income	1,946	—	1,946	1,906	—	1,906	3,582	—	3,582	3,397	—	3,397
Letters of credit fee income	1,555	—	1,555	1,006	—	1,006	2,794	—	2,794	1,868	—	1,868
Mortgage servicing fees, net of amortization	12	414	426	—	168	168	12	774	786	—	358	358
Gain on sale of loans, net	356	79	435	—	215	215	1,027	102	1,129	65	385	450
Gain (loss) on sale of securities, net	(17)	—	(17)	(25)	—	(25)	(15)	—	(15)	1	—	1
Other income	8,294	122	8,416	2,796	333	3,129	14,833	231	15,064	5,659	466	6,125

Total noninterest income	$30,421	$1,145	$31,566	$21,417	$1,097	$22,514	$57,952	$2,386	$60,338	$42,341	$2,061	$44,402

      Banking Segment. The largest component of noninterest income is service charges on deposit accounts, which were $10.7 million for the three months ended June 30, 2005, a decrease of $528,000, or 5%, from $11.2 million for the corresponding period in 2004. Service charges on deposit accounts were $22.0 million for the six months ended June 30, 2005, a decrease of $221,000, or 1%, from $22.2 million for the corresponding period in 2004. Net non-sufficient fund charges on deposit accounts were $6.2 million for the three months ended June 30, 2005, an increase of $811,000, or 15%, from $5.4 million for the corresponding period in 2004. For the six months ended June 30, 2005, such charges were $12.2 million, an increase of $1.8 million, or 17%, from $10.4 million for the six months ended June 30, 2004. This increase in net non-sufficient fund charges was offset by a decrease in service charges from commercial analysis and fee income of $1.4 million, or 28%, to $3.4 million for the quarter ended June 30, 2005, compared with $4.8 million for the corresponding period in 2004. For the six months ended June 30, 2005, services charges on commercial analysis and fee income decreased $2.1 million, or 21%, to $7.8 million, compared with $9.8 million for the corresponding period in 2004. This decrease is primarily due to an increase in the earnings credit rate. The earnings credit rate is based on the 90 day Treasury bill rate and is the value given to deposits maintained by customers using treasury management products. As the earnings credit rate has increased since 2004, the corresponding value given to deposits has increased resulting in customers being able to pay for more services with balances rather than fees.
      Investment services income was $4.6 million for the three months ended June 30, 2005, an increase of $1.8 million, or 61%, from $2.9 million for the corresponding period in 2004. For the six months ended June 30, 2005, investment services income was $8.2 million, an increase of $2.4 million, or 41%, from $5.9 million for the six months ended June 30, 2004. This increase is mainly due to increases in foreign exchange and mutual fund sales and fees.
      Loan fee income was $1.7 million for the three months ended June 30, 2005, an increase of $951,000, or 124%, from $768,000 for the corresponding period in 2004. For the six months ended June 30, 2005, loan fee income was $3.1 million, an increase of $1.7 million, or 121%, compared with $1.4 million for the six months ended June 30, 2004. This increase is mainly due to an increase in fees generated by loan commitments resulting from the Bank’s loan growth. During the quarter ended June 30, 2005, the Bank originated $944.0 million in loan commitments, compared with $835.6 million for the corresponding period in 2004. For the six months ended June 30, 2005, the Bank originated $2.02 billion of loan commitments, compared with $1.59 billion for the corresponding period in 2004.
      Other income was $8.3 million for the three months ended June 30, 2005, an increase of $5.5 million, or 197%, from the corresponding period in 2004. For the six months ended June 30, 2005, other income was $14.8 million, an increase of $9.2 million, or 162%, from $5.7 million for the six months ended June 30, 2004. This increase is partially attributable to an increase in valuation gains on the private equity portfolio. For the three months ended June 30, 2005, income from this portfolio was $4.6 million, compared with $108,000 for the corresponding period in 2004. For the six months ended June 30, 2005, income from this portfolio was $5.8 million, compared with $368,000 for the corresponding period in 2004. In addition, the Bank recognized an $1.0 million gain on the sale of its interest in the PULSE network and recognized a $1.2 million gain on the sale of an unused drive-through facility in downtown Houston in 2005.
      Mortgage Segment. Loan fee income was $530,000 for the three months ended June 30, 2005, an increase of $149,000, or 39%, from the corresponding period in 2004. For the six months ended June 30, 2005, loan fee income was $1.3 million, an increase of $427,000, compared with $852,000 for the six months ended June 30, 2004. This increase is attributable to an increase in commercial loan originations to $44.9 million for the quarter ended June 30, 2005, compared with $33.8 million for the corresponding period in 2004. For the six months ended June 30, 2005, the mortgage segment originated $136.5 million of commercial loans, compared with $38.1 for the corresponding period in 2004.
      Mortgage servicing fee income, net of amortization, was $414,000 for the three months ended June 30, 2005, an increase of $246,000, or 146%, from the corresponding period in 2004. For the six months ended June 30, 2005, mortgage servicing fee income, net of amortization, was $774,000, an increase of $416,000, or 116%, from the corresponding period in 2004. This increase in mortgage servicing fee income is attributable to a reduction in amortization of capitalized mortgage servicing costs. Capitalized mortgage servicing costs are expensed against the related fee income as the underlying loans are paid off. See “Note 5 — Mortgage Servicing Rights” in the accompanying notes to the condensed consolidated financial statements included elsewhere in this report.

Noninterest Expenses
      The following table presents the detail of noninterest expenses for the periods indicated:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Salaries and employee benefits	$34,739	$28,458	$69,468	$56,439
Occupancy	10,780	8,887	21,384	17,145
Marketing and advertising	2,113	1,044	4,041	2,093
Professional services	3,716	2,780	7,035	5,100
Core deposit intangible amortization expense	2,171	1,008	4,419	1,911
Other operating expenses	12,768	8,052	24,112	17,642

Total noninterest expenses	$66,287	$50,229	$130,459	$100,330

      For the three months ended June 30, 2005, noninterest expenses were $66.3 million, an increase of $16.1 million, or 32%, from $50.2 million for the three months ended June 30, 2004. For the six months ended June 30, 2004, noninterest expenses were $130.5 million, an increase of $30.1 million, or 30%, from the six months ended June 30, 2004. The increase in noninterest expenses was primarily due to salaries and employee benefits, occupancy expenses, marketing and advertising, core deposit intangible amortization expense, professional expenses, and operating expenses primarily related to the mergers with Reunion and Klein, the hiring of additional personnel, the name change, and additional investments required to accommodate the Company’s growth.

      Salaries and employee benefits for the three months ended June 30, 2005 were $34.7 million, an increase of $6.3 million, or 22%, from $28.5 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, salaries and employee benefits were $69.5 million, an increase of $13.0 million, or 23%, from $56.4 million for the six months ended June 30, 2004. Total full-time equivalent employees were 2,180 and 1,830 at June 30, 2005 and 2004, respectively.
      Occupancy expense for the three months ended June 30, 2005 was $10.8 million, an increase of $1.9 million, or 21%, from $8.9 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, occupancy expense was $21.4 million, an increase of $4.2 million, or 25%, from $17.1 million for the six months ended June 30, 2004. Major categories within occupancy expense are building lease expense, depreciation expense, and maintenance contract expense. Building lease expense increased $405,000, or 32%, to $1.7 million for the three months ended June 30, 2005. For the six months ended June 30, 2005, building lease expense was $3.3 million, an increase of $691,000, or 26%, from $2.6 million for the six months ended June 30, 2004. Depreciation expense for the three months ended June 30, 2005 was $4.4 million, an increase of $787,000, or 22%, from $3.6 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, depreciation expense was $8.7 million, an increase of $1.7 million, or 24%, from $7.0 million for the six months ended June 30, 2004. Maintenance contract expense for the three months ended June 30, 2005 was $1.7 million, an increase of $56,000, or 3%, compared with $1.7 million for the corresponding period in 2004. For the six months ended June 30, 2005, maintenance contract expense was $3.4 million, an increase of $321,000, or 10%, from $3.1 million for the corresponding period in 2004. The Company has purchased maintenance contracts for major operating systems throughout the organization. The Company has also experienced increases in utility costs and property taxes as a result of the additional branches acquired through the mergers with Reunion and Klein.
      Marketing and advertising expense for the three months ended June 30, 2005 was $2.1 million, an increase of $1.1 million, or 102%, from $1.0 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, marketing and advertising expense was $4.0 million, an increase of $1.9 million, or 93%, from $2.1 million for the corresponding period in 2004. This increase is attributable to marketing and advertising associated with the name change.
      Core deposit intangible amortization expense for the three months ended June 30, 2005 was $2.2 million, an increase of $1.2 million, or 115%, from $1.0 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, core deposit intangible amortization expense was $4.4 million, an increase of $2.5 million, or 131%, from $1.9 million for the six months ended June 30, 2004. The core deposit intangible asset is associated with the Maxim merger that was effective July 1, 2003, the Reunion merger that was effective January 31, 2004, and the Klein merger that was effective October 1, 2004.
      Professional services expense for the three months ended June 30, 2005 was $3.7 million, an increase of $936,000, or 34%, from $2.8 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, professional services expense was $7.0 million, an increase of $1.9 million, or 38%, from $5.1 million for the six months ended June 30, 2004. Other operating expenses for the three months ended June 30, 2005 were $12.8 million, an increase of $4.7 million, or 59%, from $8.1 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, other operating expenses were $24.1 million, an increase of $6.5 million, or 37%, from $17.6 million for the six months ended June 30, 2004. The increases in professional services expense and operating expenses are the result of the mergers with Reunion and Klein and additional investments required to accommodate the Company’s growth.
      The taxable-equivalent efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not defined under generally accepted accounting principles. The taxable-equivalent efficiency ratio is calculated by dividing total noninterest expenses, excluding intangible amortization expense, by taxable-equivalent net interest income plus noninterest income, excluding net security gains (losses). An increase in the taxable-equivalent efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s taxable-equivalent efficiency ratios were 67.12% and 62.98% for the three-months ended June 30, 2005 and 2004, respectively, and 67.03% and 64.05% for the six months ended

June 30, 2005 and 2004, respectively. The increase in the efficiency ratio is primarily a result of the decline in the taxable-equivalent net interest margin discussed in “— Results of Operations — Net Interest Income” above and expenses related to merger integration and the name change as discussed above. This ratio may not be a comparable measurement among different financial institutions.

Income Taxes
      Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax, if applicable. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense, and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers’ salaries, less interest income from federal securities. For the three months ended June 30, 2005, the provision for income taxes was $7.0 million, a decrease of $353,000, or 5%, from the $7.4 million provided for in the corresponding period in 2004. For the six months ended June 30, 2005, the provision for income taxes was $13.8 million, a decrease of $789,000, or 5%, from the $14.5 million provided for in the corresponding period in 2004. The Company’s effective tax rate was 27% for the three months ended June 30, 2005, compared with 31% for the corresponding period in 2004. For the six months ended June 30, 2005, the Company’s effective tax rate was 28%, compared with 32% for the corresponding period in 2004. The reduction in the effective tax rate was the result of increases in tax-exempt income from Bank-owned life insurance municipal securities and $450,000 in tax credits received in the second quarter of 2005.
Financial Condition

Loans Held for Investment
      Loans held for investment were $4.72 billion at June 30, 2005, an increase of $181.7 million, or 4%, from $4.54 billion at December 31, 2004.
      The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial
Real estate:	$2,029,166	42.98%	$2,048,460	45.12%
Construction and land development	923,627	19.56	796,541	17.55
1-4 family residential	760,587	16.11	729,173	16.06
Commercial	785,310	16.63	755,929	16.65
Farmland	10,953	0.23	13,414	0.30
Other	76,773	1.63	62,889	1.39
Consumer	134,864	2.86	133,172	2.93

Total loans held for investment	$4,721,280	100.00%	$4,539,578	100.00%

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

      The loan portfolio is concentrated in loans to commercial, real estate construction, and land development enterprises, with the balance in residential and consumer loans. While no specific industry concentration is considered significant, lending operations are focused primarily on the eight county areas around Houston, the Dallas-Fort Worth market and other urban markets in the State of Texas and in the surrounding region. An economic recession over a prolonged period of time in the Houston and Dallas-Fort Worth markets could cause increases in nonperforming assets, thereby causing operating losses, impairing liquidity and eroding capital. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
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
      Residential construction financing to builders generally has been originated in amounts of no more than 80% of appraised value. The Company requires a mortgage title binder and builder’s risk insurance in the amount of the loan. The contractual payment terms for residential construction loans are generally for a six to 18 month period.
      Consumer loans originated by the Company include automobile loans, recreational vehicle loans, boat loans, personal loans (collateralized and uncollateralized), and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan.

      The contractual maturity ranges of the commercial and industrial and funded real estate construction and land development loan portfolios and the amount of such loans with fixed interest rates and floating interest rates in each maturity range as of June 30, 2005 are summarized in the following table:

	June 30, 2005

		After One
	One Year	Through	After
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial and industrial	$813,097	$952,401	$263,668	$2,029,166
Real estate construction and land development	471,592	430,253	21,782	923,627

Total	$1,284,689	$1,382,654	$285,450	$2,952,793

Loans with a fixed interest rate	$121,606	$334,418	$93,317	$549,341
Loans with a floating interest rate	1,163,083	1,048,236	192,133	2,403,452

Total	$1,284,689	$1,382,654	$285,450	$2,952,793

Loans Held for Sale
      Loans held for sale of $116.6 million at June 30, 2005 increased from $107.4 million at December 31, 2004. These loans are primarily single family residential loans and are carried at the lower of cost or market. The market value of these loans is impacted by changes in current interest rates. An increase in interest rates would result in a decrease in the market value of these loans while a decrease in interest rates would result in an increase in the market value of these loans. The business of originating and selling loans is primarily conducted by the Company’s mortgage segment.

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
      The amount of the Company’s financial instruments with off-balance sheet risk as of June 30, 2005 and December 31, 2004 is presented below:

	June 30,	December 31,
	2005	2004
	Contract	Contract
	Amount	Amount

	(Dollars in thousands)
Unfunded loan commitments including unfunded lines of credit	$2,867,897	$2,720,246
Standby letters of credit	418,004	352,555
Commercial letters of credit	18,287	19,496
Unfunded commitments to unconsolidated investees	22,515	12,621
      The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan commitments and letters of credit is limited to the contractual amount of those instruments. The Company uses the same credit policies in evaluating loan commitments and letters of credit as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments by the Company to guarantee the performance of a customer to a third party. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include certificates of deposit, accounts receivable, inventory, property, plant and equipment, and real property. As of June 30, 2005 and December 31, 2004, $285,000 and $402,000, respectively, has been recorded as a liability for the fair value of the Company’s potential obligations under these letters of credit.

Credit Management
      The Company’s loan review procedures include a credit quality assurance process that includes approval by the Board of Directors of lending policies and underwriting guidelines, a loan review department staffed, in part, with federal regulatory agency experienced personnel, low individual lending limits for officers, loan committee approval for credit relationships of $4.0 million and over, and a quality control process for loan documentation. The Company also maintains a monitoring process for credit extensions in excess of $100,000. The Company performs quarterly concentration analyses based on various factors such as industries, collateral types, business lines, large credit sizes, international credit exposure and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. The Company continues to invest in its credit risk management systems to enhance its risk management capabilities.
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
      The general reserve covers general economic uncertainties, as well as the imprecision inherent in any loan loss forecasting methodology. It will vary over time depending on existing economic, industry, organization, and portfolio conditions.
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
      The allowance for credit losses decreased by $120,000 from December 31, 2004 as a result of net charge-offs of $4.8 million, which was greater than the provision for loan losses of $4.6 million and the provision for unfunded lending commitments of $108,000. At June 30, 2005, the allowance for credit losses was 1.06% of period-end loans, a decrease from 1.11% at December 31, 2004. For the quarter ended June 30, 2005, annualized net charge-offs to average loans was 0.14%. For the six months ended June 30, 2005, annualized net charge-offs to average loans was 0.21%. The annualized net charge-offs average for all FDIC insured commercial banks was 0.52% for the quarter ended March 31, 2005.
      Management believes that the allowance for credit losses at June 30, 2005 is adequate to cover probable losses inherent in the loan and commitment portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods which could be greater than the size of the allowance as of June 30, 2005.

      The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Dollars in thousands)
Allowance for loan losses, beginning balance	$49,291	$46,583	$49,408	$41,611
Provision for loan losses	1,500	2,923	4,600	4,832
Charge-offs:
Commercial and industrial	(1,412)	(735)	(5,282)	(1,446)
Real estate:
Construction and land development	—	—	—	—
1-4 family residential	(144)	(593)	(463)	(686)
Commercial	(342)	(2,018)	(342)	(2,018)
Farmland	—	—	—	—
Other	—	—	—	—
Consumer	(190)	(402)	(528)	(980)

Total charge-offs	(2,088)	(3,748)	(6,615)	(5,130)

Recoveries:
Commercial and industrial	145	18	1,222	461
Real estate:
Construction and land development	—	—	—	—
1-4 family residential	43	—	106	—
Commercial	—	—	—	—
Farmland	—	—	—	—
Other	114	—	119	1,700
Consumer	175	151	340	337

Total recoveries	477	169	1,787	2,498

Net charge-offs	(1,611)	(3,579)	(4,828)	(2,632)
Allowance acquired through mergers and acquisitions	—	—	—	2,116

Allowance for loan losses, ending balance	49,180	45,927	49,180	45,927

Reserve for unfunded lending commitments, beginning balance	1,905	1,488	1,851	1,397
Provision for unfunded lending commitments	54	77	108	168

Reserve for unfunded lending commitments, ending balance	1,959	1,565	1,959	1,565

Allowance for credit losses	$51,139	$47,492	$51,139	$47,492

Allowance for loan losses:
as a % of period-end loans	1.02%	1.17%	1.02%	1.17%
as a % of period-end nonperforming loans	347.61%	368.21%	347.61%	368.21%
Allowance for credit losses:
as a % of period-end loans	1.06%	1.21%	1.06%	1.21%
Net charge-offs as a % of average loans	0.14%	0.38%	0.21%	0.14%

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

	June 30, 2005		December 31, 2004

		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$24,564	42.98%	$26,285	45.12%
Real estate:
Construction and land development	7,465	19.56	7,547	17.55
1-4 family residential	8,356	16.11	6,569	16.06
Commercial	5,435	16.63	5,778	16.65
Farmland	195	0.23	156	0.30
Other	713	1.63	868	1.39
Consumer	2,452	2.86	2,205	2.93

Total allowance for loan losses	$49,180	100.00%	$49,408	100.00%

Nonperforming Assets and Impaired Loans
      Nonperforming assets, which include nonaccrual loans, accruing loans 90 or more days past due, restructured loans, and other real estate and foreclosed property, were $21.0 million at June 30, 2005, compared with $25.1 million at December 31, 2004. This resulted in a ratio of nonperforming assets to total loans and other real estate of 0.44% at June 30, 2005, compared with 0.55% at December 31, 2004. The decrease in nonperforming assets is primarily due to the partial charge-off of one large commercial credit and the write down of one foreclosed asset. Nonaccrual loans, the largest component of nonperforming assets, were $12.2 million at June 30, 2005 and $14.2 million December 31, 2004.
      The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30,	December 31,
	2005	2004

	(Dollars in thousands)
Nonaccrual loans	$12,180	$14,174
Accruing loans 90 or more days past due	1,968	2,052
Restructured loans	—	—
Other real estate and foreclosed property	6,807	8,887

Total nonperforming assets	$20,955	$25,113

Nonperforming assets to total loans and other real estate	0.44%	0.55%
      Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Gross interest income on nonaccrual loans that would have been recorded had these loans been performing in accordance with their original terms was $637,000 and $494,000 for the six months ended June 30, 2005 and 2004, respectively.
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
      The following is a summary of loans considered to be impaired:

	June 30,	December 31,
	2005	2004

	(Dollars in thousands)
Impaired loans with no SFAS No. 114 valuation reserve	$3,590	$4,342
Impaired loans with a SFAS No. 114 valuation reserve	14,214	20,944

Total recorded investment in impaired loans	$17,804	$25,286

Valuation allowance related to impaired loans	$3,959	$5,848

      The average recorded investment in impaired loans during the six months ended June 30, 2005 and the year ended December 31, 2004 was $21.5 million and $21.0 million, respectively. No interest income on impaired loans was recognized during the six months ended June 30, 2005 and 2004.

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

      The amortized cost and approximate fair value of securities classified as available for sale and held to maturity are as follows:

	June 30, 2005				December 31, 2004

		Gross Unrealized				Gross Unrealized
	Amortized				Amortized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$427,185	$542	$(3,539)	$424,188	$388,061	$246	$(2,623)	$385,684
Mortgage-backed securities	1,169,943	1,465	(14,769)	1,156,639	1,237,420	3,820	(11,076)	1,230,164
Municipal securities	250,982	8,067	(447)	258,602	246,705	7,564	(1,392)	252,877
Federal Reserve Bank stock	15,223	—	—	15,223	8,511	—	—	8,511
Federal Home Loan Bank stock	24,216	—	—	24,216	32,772	—	—	32,772
Other securities	42,641	12	—	42,653	17,196	—	—	17,196

Total securities available for sale	$1,930,190	$10,086	$(18,755)	$1,921,521	$1,930,665	$11,630	$(15,091)	$1,927,204

Held to maturity:
Mortgage-backed securities	$51,040	$593	$—	$51,633	$58,033	$536	$—	$58,569

Total securities held to maturity	$51,040	$593	$—	$51,633	$58,033	$536	$—	$58,569

      The following table displays the gross unrealized losses and fair value of investments as of June 30, 2005 that were in a continuous unrealized loss position for the periods indicated:

	Less Than 12 Months		Greater Than 12 Months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$212,745	$(1,512)	$94,837	$(2,027)	$307,582	$(3,539)
Mortgage-backed securities	565,673	(4,418)	467,760	(10,351)	1,033,433	(14,769)
Municipal securities	7,075	(20)	37,315	(427)	44,390	(447)

Total securities available for sale	$785,493	$(5,950)	$599,912	$(12,805)	$1,385,405	$(18,755)

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
      Securities were $1.97 billion at June 30, 2005, a decrease of $12.7 million from $1.99 billion at December 31, 2004. The taxable-equivalent yield on the securities portfolio for the six months ended June 30, 2005 was 4.37%, compared with 3.96% for the six months ended June 30, 2004.
      Included in the Company’s mortgage-backed securities at June 30, 2005 were agency issued collateral mortgage obligations with a book value of $123,000 and a fair value of $125,000 and non-agency issued collateral mortgage obligations with a book value of $15.6 million and a fair value of $15.5 million.

      At June 30, 2005, $24.6 million of the mortgage-backed securities held by the Company had estimated maturities of more than 10 years. At June 30, 2005, approximately $10.3 million of the Company’s mortgage-backed securities earned interest at floating rates and will reprice within one year and, accordingly, were less susceptible to declines in value should interest rates increase.
      At June 30, 2005, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.
      The following table summarizes the maturity distribution schedule of investments and their weighted average yields at June 30, 2005. The yield on the securities portfolio includes amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% tax rate. Mortgage-backed securities are assigned to maturity categories based on their estimated average lives. Equity securities, which have no maturity date, are included in the within one year category. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a separate component of other comprehensive income (loss).

	June 30, 2005

			After One Year but		After Five Years but
	Within One Year		within Five Years		within Ten Years		After Ten Years

	Amortized		Amortized		Amortized		Amortized
	Cost	Yield(1)	Cost	Yield(1)	Cost	Yield(1)	Cost	Yield(1)	Total	Yield(1)

	(Dollars in thousands)
Available for sale:
U.S. Government and agency securities	$1,990	2.56%	$399,100	3.78%	$26,095	4.10%	$—	—%	$427,185	3.80%
Mortgage-backed securities	29,007	4.92	984,161	4.16	132,187	4.36	24,588	4.01	1,169,943	4.20
Municipal securities	350	4.73	615	4.80	34,813	4.09	215,204	4.34	250,982	4.30
Federal Reserve Bank stock	15,223	6.00	—	—	—	—	—	—	15,223	6.00
Federal Home Loan Bank stock	24,216	2.95	—	—	—	—	—	—	24,216	2.95
Other securities	42,641	2.74	—	—	—	—	—	—	42,641	2.74
Federal funds sold	21,188	3.48	—	—	—	—	—	—	21,188	3.48
Interest-bearing deposits	7,586	3.30	—	—	—	—	—	—	7,586	3.30

Total securities available for sale	$142,201	3.71%	$1,383,876	4.05%	$193,095	4.27%	$239,792	4.30%	$1,958,964	4.08%

Held to maturity:
Mortgage-backed securities	$—	—%	$51,040	5.13%	$—	—%	$—	—%	$51,040	5.13%

Total securities held to maturity	$—	—%	$51,040	5.13%	$—	—%	$—	—%	$51,040	5.13%

(1)	Taxable-equivalent rates used where applicable.

Other Assets
      Other assets consist of the following:

	June 30,	December 31,
	2005	2004

	(Dollars in thousands)
Other real estate and foreclosed property	$6,807	$8,887
Deferred income taxes	494	—
Banker’s acceptances	1,596	429
Investment in unconsolidated investees	10,511	9,671
Cash value of Bank-owned life insurance	179,798	127,189
Factored receivables	41,281	35,126
Mortgage servicing rights, net	7,252	7,121
Other	23,768	20,659

	$271,507	$209,082

      Other assets were $271.5 million at June 30, 2005, an increase of $62.4 million from $209.1 million at December 31, 2004. This increase is primarily attributable to an increase of $52.6 million in the cash value of Bank-owned life insurance to $179.8 million at June 30, 2005, from $127.2 million at December 31, 2004, primarily due to the purchase of $50.0 million of Bank-owned life insurance during the period ended June 30, 2005.

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
      The Company had $15.0 million and $121.3 million of its deposits classified as brokered funds at June 30, 2005 and December 31, 2004, respectively. Prior to March 31, 2005, the Bank’s brokered deposits were attributable to a major treasury management relationship whereby the Bank provided banking and treasury management services to mortgage companies throughout the United States. Under this relationship, a referring source, whose business is to lend money to mortgage companies, introduced its customers to the Bank. Deposits garnered as a result of those introductions were classified as brokered deposits for financial and regulatory reporting purposes. The sponsor of this relationship ended this relationship with the Bank as of March 31, 2005.
      The Company’s ratio of average noninterest-bearing demand deposits to average total deposits for the periods ended June 30, 2005 and December 31, 2004 was 32% and 33%, respectively.

      The average daily balances and weighted average rates paid on deposits for the six months ended June 30, 2005 and the year ended December 31, 2004 are presented below:

	June 30, 2005		December 31, 2004

	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Interest-bearing demand	$101,921	0.66%	$81,286	0.38%
Regular savings	211,895	0.45	158,030	0.30
Premium yield	1,095,174	1.70	1,011,355	0.92
Money market savings	932,031	1.30	876,408	0.80
Time deposits less than $100,000	283,729	2.68	279,653	2.44
Time deposits $100,000 and over	1,069,591	2.80	730,845	1.86
IRA’s, QRP’s and other	94,093	2.83	95,358	2.51

Total interest-bearing deposits	3,788,434	1.92%	3,232,935	1.23%

Noninterest-bearing deposits	1,762,810		1,611,636

Total deposits	$5,551,244		$4,844,571

      The following table sets forth the maturity of the Company’s time deposits that are $100,000 or greater as of the dates indicated:

	June 30,	December 31,
	2005	2004

	(Dollars in thousands)
Three months or less	$929,515	$655,571
Over three months through six months	90,172	95,186
Over six months through twelve months	138,457	76,703
Thereafter	93,203	116,823

Total time deposits $100,000 and over	$1,251,347	$944,283

Short-term Borrowings
      Federal funds purchased, securities sold under repurchase agreements, and short-term borrowings generally represent borrowings with maturities ranging from one to 30 days. Short-term borrowings consist of overnight borrowings with the Federal Home Loan Bank of Dallas (“the FHLB”), and U.S. Treasury demand notes. U.S. Treasury demand notes represent borrowings from the U.S. Treasury that are secured by qualifying securities and commercial loans and are placed at the discretion of the U.S. Treasury. Information relating to these borrowings at June 30, 2005 and December 31, 2004 is as follows:

	June 30,	December 31,
	2005	2004

	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements:
Average	$597,610	$630,108
Period-end	649,613	482,968
Maximum month-end balance during period	649,613	751,109
Interest rate:
Weighted average for the period	2.23%	1.14%
Weighted average at period-end	2.82%	1.68%
Short-term borrowings:
Average	$593,591	$270,743
Period-end	300,000	550,000
Maximum month-end balance during period	700,000	675,000
Interest rate:
Weighted average for the period	2.72%	1.60%
Weighted average at period-end	3.04%	2.20%

Interest Rate Sensitivity
      Asset and liability management is concerned with the timing and magnitude of the repricing of assets compared with liabilities. It is the objective of the Company to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, management’s strategy is to reduce the impact of changes in interest rates on its net interest income by maintaining a favorable match between the maturities or repricing dates of its interest-earning assets and interest-bearing liabilities. The Company adjusts its interest sensitivity during the year through changes in the mix of assets and liabilities and may use interest rate products such as interest rate swap and cap agreements. The Company’s asset and liability management strategy is formulated and monitored by the Asset Liability Management Committee (the “ALCO”), which is composed of senior officers of the Bank and one independent director, in accordance with the committee’s policies approved by the Bank’s Board of Directors. The ALCO meets monthly to review, among other things, the sensitivity of the Bank’s assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. The ALCO also establishes pricing and funding decisions with respect to the Bank’s overall asset and liability composition. The ALCO reviews the Bank’s liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, retail and institutional deposit activity, current market conditions, and interest rates on both a local and national level.
      To effectively measure and manage interest rate risk, the Company uses simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

      The following table presents an analysis of the sensitivity inherent in the Company’s net interest income and market value of portfolio equity. The data used to prepare the table is as of June 30, 2005, which may not be representative of average balances at any other time period. This analysis is reviewed by management on a monthly basis. The results are impacted by changes in the composition of the balance sheet. The interest rate scenarios presented in the table include interest rates at June 30, 2005 and December 31, 2004, as adjusted by parallel, instantaneous, and sustained rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions. Because there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The market value sensitivity analysis presented includes assumptions that (i) the composition of the Company’s interest sensitive assets and liabilities existing at period end will remain constant over the twelve month measurement periods, and (ii) that changes in market rates are parallel, instantaneous, and sustained across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on the Company.

	Change in Interest Rates

	-200	-100	0	+100	+200

Impact on net interest income:
Next 12 months:
June 30, 2005	(1.96)%	0.48%	0.00%	1.12%	2.00%
December 31, 2004	(5.69)%	(0.93)%	0.00%	2.03%	3.88%
Months 13 to 24:
June 30, 2005	(6.46)%	(1.55)%	0.00%	2.54%	4.72%
December 31, 2004	(11.39)%	(3.36)%	0.00%	3.60%	6.82%
Impact on market value of portfolio equity:
June 30, 2005	(3.96)%	(1.12)%	0.00%	(0.27)%	(1.13)%
December 31, 2004	(8.21)%	(1.78)%	0.00%	(0.16)%	(0.67)%
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
      The Company’s one-year cumulative GAP position at June 30, 2005 was a positive $751.9 million, or 9.67%, of total assets. This is a one-day position that is continually changing and is not indicative of the Company’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, management believes that a GAP analysis alone does not accurately measure the magnitude of changes in net interest income because changes in interest rates do not impact all categories of assets, liabilities, and off-balance sheet instruments equally or simultaneously.

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
      Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company’s strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds. Core deposits include all deposits, except certificates of deposit and other time deposits of $100,000 and over. Average core deposits funded approximately 66% of total interest-earning assets for the six months ended June 30, 2005, and 70% for the corresponding period in 2004. The decrease in the second quarter of 2005 is a result of the strong loan growth experienced during the year outpacing the growth in core deposits necessitating an increased reliance on non-core deposit sources of funding.
      Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. In addition, the Bank has access to the FHLB for borrowing purposes. The Company has not received any recommendations from regulatory authorities that would materially affect liquidity, capital resources, or operations.
      Subject to certain limitations, the Bank may borrow funds from the FHLB in the form of advances. Credit availability from the FHLB to the Bank is based on the Bank’s financial and operating condition. Borrowings from the FHLB by the Bank were $305.3 million at June 30, 2005. The Bank has pledged $266.0 million of its securities portfolio and $2.58 billion of its loan portfolio as collateral for its borrowings from the FHLB at June 30, 2005. In addition to creditworthiness, the Bank must own a minimum amount of FHLB capital stock. Currently, the minimum is 0.14% of total assets or $1,000, whichever is greater (not to exceed $25 million), plus 4.25% of outstanding advance balances. Unused borrowing capacity at June 30, 2005 was $1.15 billion. The Bank uses FHLB advances for both long-term and short-term liquidity needs. Other than normal banking operations, the Bank has no long-term liquidity needs. The Bank has not been involved with highly leveraged transactions that may create unusual long-term liquidity needs.

      The Company has issued a total of $149.5 million of junior subordinated deferrable interest debentures to three wholly owned statutory business trusts, Statutory Trust I, Statutory Trust II, and Statutory Trust III (collectively, the “Trusts”). Details of the Company’s transactions with these trusts are presented below.

			Trust	Junior		Interest
			Preferred	Subordinated		Rate at
		Maturity	Securities	Debt Owned		June 30,	Redemption
Description	Issuance Date	Date	Outstanding	by Trust	Interest Rate	2005	Date

	(Dollars in thousands)
Statutory Trust I	10/7/2003	12/17/2033	$50,000	$51,547	3-month LIBOR plus 2.85%	6.27%	12/17/2008
Statutory Trust II	9/24/2004	10/7/2034	35,000	36,083	3-month LIBOR plus 1.90%	5.04%	10/7/2009
Statutory Trust III	12/13/2004	12/15/2034	60,000	61,856	3-month LIBOR plus 1.78%	5.19%	12/15/2009

			$145,000	$149,486

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
      The trust preferred securities issued by the Trusts are included in the Tier 1 capital of the Company for regulatory capital purposes. The Federal Reserve Board may in the future disallow inclusion of trust preferred securities as Tier 1 capital due to the requirements of FIN No. 46. On February 28, 2005, the Federal Reserve Board issued final rules that provide that trust preferred securities may continue to be included in Tier 1 capital subject to quantitative limitations and to deductions for goodwill less any associated deferred tax liability. As of June 30, 2005, if the Company were not permitted to include the $145.0 million in trust preferred securities in its Tier 1 capital, the Company would still meet the regulatory minimums required to be classified as adequately capitalized.
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
      During the third quarter of 2001, the Company announced a program to repurchase, from time to time, up to 1.0 million shares of its common stock. As of June 30, 2005, no shares of the Company’s common stock had been repurchased under this plan.

      The following table compares the Company’s and the Bank’s reported leverage and risk-weighted capital ratios as of June 30, 2005 and December 31, 2004 to the minimum regulatory standards:

						Minimum to Be Well
						Capitalized Under
			Minimum Capital			Prompt Corrective
	Actual		Requirement			Action Provisions

	Amount	Ratio	Amount	Ratio		Amount	Ratio

	(Dollars in thousands)
As of June 30, 2005
Total Capital (to Risk Weighted Assets):
The Company	$721,925	11.04%	$523,080	8.00%		$653,850	10.00%
The Bank	712,370	10.90	522,617	8.00		653,271	10.00
Tier 1 Capital (to Risk Weighted Assets):
The Company	597,745	9.14	261,540	4.00		392,310	6.00
The Bank	662,560	10.14	261,308	4.00		391,962	6.00
Tier 1 Capital (to Average Assets):
The Company	597,745	7.98	299,639	4.00	(1)	374,549	5.00
The Bank	662,560	8.85	299,386	4.00	(1)	374,232	5.00
As of December 31, 2004
Total Capital (to Risk Weighted Assets):
The Company	683,804	11.02	496,231	8.00		620,289	10.00
The Bank	676,090	10.91	495,559	8.00		619,449	10.00
Tier 1 Capital (to Risk Weighted Assets):
The Company	559,396	9.02	248,115	4.00		372,173	6.00
The Bank	626,074	10.11	247,780	4.00		371,670	6.00
Tier 1 Capital (to Average Assets):
The Company	559,396	7.81	286,337	4.00	(1)	357,921	5.00
The Bank	626,074	8.77	285,522	4.00	(1)	356,903	5.00

(1)	The Tier 1 leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

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
      Mortgage servicing rights assets are established and accounted for based on discounted cash flow modeling techniques, which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, credit loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of mortgage servicing rights is considered a critical accounting estimate. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, “Note 1 — Nature of Operations and Summary of Significant Accounting Policies” and “Note 8 — Mortgage Servicing Rights — ” for further discussion on the accounting for these assets.

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
      The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2005, and concluded that those disclosure controls and procedures were effective as of that date.
      During the quarter ended June 30, 2005, there have been no changes in the Company’s internal control over financial reporting or in other factors known to the Company that could materially affect or are reasonably likely to materially affect these controls subsequent to their evaluation.

      While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company continues to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.
      With respect to the unaudited financial information of Amegy Bancorporation, Inc. for the three-month and six-month periods ended June 30, 2005 and 2004 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its separate report dated August 5, 2005 appearing herein states that it did not audit and it does not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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
      (a) The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 4, 2005.
      (b) The following Class III directors were elected for a three-year term at the Annual Meeting: Carin M. Barth, Paul W. Hobby, John W. Johnson, Walter E. Johnson, and Wilhelmina E. Robertson. In addition, Scott J. McLean was elected to serve as a Class I director, to hold office until 2007. The following Class I and II directors also continued in office after the Annual Meeting: John B. Brock III, Kirbyjon H. Caldwell, Ernest H. Cockrell, J. David Heaney, Barry M. Lewis, Fred R. Lummis, Paul B. Murphy, Jr., Andres Palandjoglou, Thomas F. Soriero, Sr. and Stanley D. Stearns, Jr.. No votes were cast against any of the directors. The votes cast for and withheld for each director were as follows:

Director	For	Withheld

Carin M. Barth	62,913,451	456,410
Paul W. Hobby	62,848,174	521,687
John W. Johnson	63,014,284	355,577
Walter E. Johnson	62,791,084	578,777
Scott J. McLean	62,861,388	508,473
Wilhelmina E. Robertson	63,090,625	279,236
      (c) At the Annual Meeting, the Company also approved amendments to the Company’s Articles of Incorporation to change the name of the Company to Amegy Bancorporation, Inc. A total of 62,875,639 votes were cast in favor of such proposal with 385,436 votes cast against the proposal and 108,786 votes abstaining from voting on the proposal.
      (d) At the Annual Meeting, the Company also approved amendments to the Company’s Articles of Incorporation to increase the aggregate number of authorized shares of Common Stock of the Company from 150,000,000 to 300,000,000. A total of 56,908,544 votes were cast in favor of such proposal with 6,405,225 votes cast against the proposal and 56,092 votes abstaining from voting on the proposal.
      (e) At the Annual Meeting, the Company also ratified the selection of PricewaterhouseCoopers LLP, as the Company’s independent auditors for the year ending December 31, 2005. A total of 62,798,928 votes were cast in favor of such proposal with 545,442 votes cast against the proposal and 25,491 votes abstaining from voting on the proposal.

Item 5.	Other Information
      None.

Item 6.	Exhibits

Exhibit
Number		Description

3.1		Articles of Incorporation of the Company, restated as of May 1, 2001 (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-60190), as Amended by Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Appendix A of the Company’s definitive proxy statement on Form DEF-14A, filed with Commission on April 1, 2005)
3.2		Bylaws of the Company (Restated as of December 31, 1996) (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 Registration Statement No. 333-16509)
4.1		Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 Registration Statement No. 333-16509)
4.2		Indenture, dated as of September 24, 2004, between the Company, as Issuer, and Wells Fargo Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 28, 2004)
*15	.1	Awareness Letter of PricewaterhouseCoopers LLP
*31	.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL B. MURPHY, JR. Paul B. Murphy, Jr.	Director and Chief Executive Officer (Principal Executive Officer)	August 8, 2005

/s/ RANDALL E. MEYER Randall E. Meyer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 8, 2005

/s/ SCOTT J. MCLEAN Scott J. McLean	Director and President	August 8, 2005

/s/ LAURENCE L. LEHMAN III Laurence L. Lehman III	Senior Vice President and Controller (Principal Accounting Officer)	August 8, 2005

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Articles of Incorporation of the Company, restated as of May 1, 2001 (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-60190), as Amended by Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Appendix A of the Company’s definitive proxy statement on Form DEF-14A, filed with Commission on April 1, 2005)
3.2		Bylaws of the Company (Restated as of December 31, 1996) (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 Registration Statement No. 333-16509)
4.1		Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 Registration Statement No. 333-16509)
4.2		Indenture, dated as of September 24, 2004, between the Company, as Issuer, and Wells Fargo Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 28, 2004)
*15	.1	Awareness Letter of PricewaterhouseCoopers LLP
*31	.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith